Form 10QSB
period 2005-12-31
Design Source, Inc.
filed 2006-02-09
CIK 1292519

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-116161

DESIGN SOURCE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	None
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Europa Drive
Suite 455
Chapel Hill, North Carolina 27517
(Address of principal executive offices)

(919) 933-2720
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act:     Yes [   ]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of February 2, 2006, the total number of shares issued and outstanding is: 718,457.

====================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS
	December 31,
	2005	March 31,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$480	$1,713

TOTAL ASSETS	$480	$1,713

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,135	$3,471
TOTAL CURRENT LIABILITIES	3,135	3,471

LONG-TERM LIABILITIES
Accrued interest	800	195
Shareholder loans	21,560	9,560
TOTAL LONG-TERM LIABILITIES	22,360	9,755

TOTAL LIABILITIES	25,495	13,226

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares
authorized; 718,457 shares issued and outstanding	7	7
Additional paid-in capital	35,916	35,916
Accumulated deficit during development stage	(60,938)	(47,436)
TOTAL STOCKHOLDERS' DEFICIT	(25,015)	(11,513)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$480	$1,713

The accompanying condensed notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					(April 2, 2003)
	Three Months Ended		Nine Months Ended		through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-
EXPENSES
Taxes, licenses and permits	1,970	55	2,025	415	2,440
Bank charges	12	50	42	113	154
Professional fees	3,135	4,560	10,830	10,482	46,189
Consulting	-	-	-	-	11,250
Office supplies and expenses	-	-	-	-	105
Total Expenses	5,117	4,665	12,897	11,010	60,138

LOSS FROM OPERATIONS	(5,117)	(4,665)	(12,897)	(11,010)	(60,138)

OTHER INCOME (EXPENSE)
Interest expense	(221)	(77)	(605)	(97)	(800)
Total Other Income (Expense)	(221)	(77)	(605)	(97)	(800)

LOSS BEFORE TAXES	(5,338)	(4,742)	(13,502)	(11,107)	(60,938)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(5,338)	$(4,742)	$(13,502)	$(11,107)	$(60,938)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	718,457	718,457	718,457	718,457

The accompanying condensed notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	Nine Months Ended		(April 2, 2003)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,502)	$(11,107)	$(60,938)
Adjustments to reconcile net loss to net cash used by
operating activities:
Accounts payable decrease	(336)	-	3,135
Expenses paid by common stock	-	-	24,923
Interest expense accrued	605	-	800
Net cash used by operating activities	(13,233)	(11,107)	(32,080)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash advances	-	-	1,000
Proceeds from shareholder loans	12,000	7,657	21,560
Proceeds from issuance of common stock	-	-	10,000
Net cash provided by financing activities	12,000	7,657	32,560

NET INCREASE (DECREASE) IN CASH	(1,233)	(3,450)	480

CASH, BEGINNING OF PERIOD	1,713	5,163	-

CASH, END OF PERIOD	$480	$1,713	$480

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for reimbursement of expenses and
advances	$-	$-	$25,923

The accompanying condensed notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At December 31, 2005, the Company had an accumulated deficit of $60,938. Since its inception, the Company has not generated any revenues and has minimal cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $50,000. Management's business plan is to develop a website to offer textiles to the commercial design market. Management also plans to raise capital through the sale of shares of common stock. The ability of the Company to continue in existence is dependent upon management's successful development and implementation of its business plan resulting in profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management believes the adoption of SFAS No. 154 will have no material impact on the financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets an amendment of ARB Opinion No. 29." This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123R"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005

In November 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 151, "Inventory CostsC an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Revenue Recognition
The Company will recognize revenue from contracts (1) upon actual sale (disposition) of such contracts and (2) upon actual cash collections for ongoing contracts. With these two types of revenue sources, revenue will thereby be recorded when there is persuasive evidence that an arrangement exists, services have been rendered, the contract price is determinable, and collectibility is reasonably assured (or, in the case of ongoing contracts, actually collected).

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005

Upon incorporation, the Company issued 435,000 shares of common stock at a price of $0.05 per share as reimbursement of a cash advance in the amount of $1,000 and expenses paid personally by a director totaling $20,750.

During the period ending March 31, 2004, an additional 283,457 shares of common stock were issued at $0.05 per share for reimbursement of expenses paid personally by a director totaling $4,173 and for cash totaling $10,000.

There were no issuances of the Company's common stock after March 31, 2004.

NOTE 4 - RELATED PARTY DEBT AND TRANSACTIONS

During the first nine months of fiscal year 2006, the Company's directors loaned $12,000 to the Company. During the year ended March 31, 2005, the Company's directors loaned $9,560 to the Company. The underlying notes are unsecured and bear interest at 5%, and fully mature in July 2007, when all principal and accrued interest is due. There are no monthly note payments due during the term of the loan.

As of December 31, 2005, the Company has accrued interest expense of $800 on the aforementioned debt.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, engage suppliers to sell and customers to buy our products. We have not generated any revenues, engaged in any operations, entered into any agreements or developed a website. The only operations we have engaged in is the creation of the website and the development of a business plan. We believe the technical aspects of our website will be sufficiently developed to use for our operations 70 days from the time we raise sufficient capital to fund our operations. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. We believe that if we raise a net amount of $50,000, it will last twelve months. We believe this as a result of analyzing the cost of doing business, however, our officers and directors do not have any experience in the commercial design business. We will not begin operations until we raise $50,000.

To meet our need for cash we will be attempting to raise money from investors. We believe that we will be able to raise enough money to begin operations and remain in business for one year. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the product at higher than the price we have negotiated with our suppliers, we may quickly use up the money and will need to find alternative sources, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise $50,000, it will last a year but with limited funds available to develop growth strategy. If we raise $200,000, we believe the money will last a year and also provide funds for growth strategy. We believe this as a result of analyzing the cost of doing business, however, our officers and directors do not have any experience in the commercial design business.

If we raise less than $200,000 and we need more money we will have to revert to obtaining additional money as described in this section. Other than as described in this section, we have no other financing plans.

Plan of Operation

Assuming we raise $50,000, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development other than the development a database of potential customers and our belief of their wants and needs. We have examined websites selling different home furnishings We do not expect to purchase or sell plant or significant equipment other than we will establish an office which will include computer equipment, office equipment and supplies, telephones and other assets needed for operation of our business. Further we will hire one or two additional employees, provided that we raise at least $200,000. Other than the foregoing, we do not expect significant changes in the number of our employees.

Upon raising at least $50,000, our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the interior design industry and individual retail customers. We concluded this from our own analysis of the market channels, researched the industry on the Internet, and held discussions with knowledgeable industry participants. We have not conducted any research regarding our plan to develop a website and offering textiles to the commercial design market.

We will attempt to accomplish the foregoing through the following milestones:

1. Raise at least $50,000. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 180 days from the date that we raise at least $50,000. We will not begin operations until we have raised at least $50,000. We will concentrate all of our efforts on raising as much capital as we can during this period.

2. After raising at least $50,000, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take approximately a week. We believe that it will cost $5,000 to establish our office. A breakdown of the cost is as follows: $400 for rent at an office where we will attempt to establish an office to maintain the website and database. This will include physical office which will cost $400 per month; computer equipment which will cost $2,500; office furniture that will cost approximately $1,900; telephones which will cost $200; stationary; and other assets as required to maintain the operations. We do not intend to hire employees unless we raise at least $100,000. Our officers and directors will handle our administrative duties.

3. After our office is established, we will attempt to contact and negotiate with large industry leaders to offer their product on our website. We also will attempt to locate smaller, new manufacturers to offer their product on a more exclusive basis. We believe we should have one contract signed within 30 days of setting up our office. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business. We will however contact small and large companies to offer their products on our website and we will carry out our marketing plan. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer data base expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our data base initially ready to receive information. Both the initial operation of the website and the data base will be ready 60 days from the date we raise at least $50,000. The creation and operation of the website and the data base is not dependent upon signing any contracts with a manufacturer. At point we will have industry information available on our website and be able to accept orders for the products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the data base. Both upgrades will be ongoing during the life of our operations. In addition to offering commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics, we will pass on industry information to interior designers that we acquire from other interior designers and manufacturers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics we will sell.

4. As soon as our website is operational, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We will attempt to target purchasers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics such as interior designers and individual consumers. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,500 for our marketing campaign. Marketing and advertising will be focused on promoting our website to prospective customers though direct sales and will be based on the list of prospects developed from our database. Direct sales to the interior designers and individual customer will be accomplished through email, telephone calls and mailings. Advertising will be considered and used to support the email, telephone calls and mailings in certain market segments. The advertising campaign will include the design and printing of various sales material. The cost of developing the campaign is estimated to cost between $15,500 to 60,500 If we raise $200,000, we will devote an additional $45,000 to our marketing program. Marketing is an ongoing matter which will continue during the life of our operations.

5. Part of our marketing program includes sourcing out and identifying interior designers and individual consumers who may become potential buyers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics from our website. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing customers may consist of telephone surveys and may contain questions which would determine the marketing approach and acceptability of specific products. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. The database will be comprised of two components: suppliers and customers. Supplier information is readily available from online fabric mill directories, and an example can be found at www.apparelsearch.com/fabric.htm. The principal source of customers will be interior designers. Mail lists are available from organizations such as the American Society of Interior Designers, which sells database information at a cost of $120 per thousand names, and World Wide Art Resources, which sells regional interior designer databases such as Florida Interior Designers Directory with up to 2,275 contacts at a cost of $68.25. If we raise at least $50,000, we will attempt to prepare a database of up to 75 suppliers and up to 10,000 interior designers. The database preparation should take approximately four weeks to complete. We intend to look into the databases of design schools, interior design associates, trade magazines as well as telephone directories. Databases for design schools, interior design associates, and trade magazines are publically available through internet research, telephone directories, and periodical research. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost $5,000 to $25,000. We will implement this part of the plan if at least $50,000 is raised. We estimate the time to be approximately two weeks. Our current officers and directors will undertake to prepare the database.

6. Within 90 days from the initial launch of our website, we believe that we will begin receiving orders from purchasers. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business. and there is in fact no assurance that the foregoing event will occur.

7. Once the website is fully operational; we have located and negotiated agreements with a suitable number of manufacturers to offer their commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics for sale; and, we have begun to receive orders for commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics, we will hire one or two part time salesperson(s) to call on interior design firms to introduce them to our website. The salesperson(s) will also call on various manufacturers to continue to source new products to offer for sale.

In summary, we should be in full operation and receiving orders within 100 days of raising at least $50,000. We estimate that we will generate revenue 120 to 180 days after beginning operations. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business and there is in fact no assurance that the foregoing event will occur.

Until our website is fully operational, we do not believe that large industry leaders will provide us with their best prices. We believe, however, that once our website is operational and we have developed at significant data base of customers, large industry leaders will provide us with their best prices. There is no guarantee that the large industry leaders will provide us with their best prices.

If the manufacturers do not provide their products to us on reasonable terms, we may have to suspend or cease operations.

We will not be conducting any research and we are not going to buy or sell any plant or significant equipment during the next twelve months, other than in conjunction with opening our office, acquiring office equipment and the development of our website and database.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. Since we will operate for at least one year, any decision to cease operations will occur thereafter. We have no plans at this time to raise additional capital if we start generating revenues or if revenues are insufficient to sustain operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything. We have no plans to statutorily dissolve at this time under any circumstances nor do we have any plans to enter into any merger or acquisition.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on April 2, 2003 to December 31, 2005

During the period we incorporated the company, hired the attorney, and hired an auditor. We prepared a business plan. We also prepared and filed a registration statement with the SEC, that we subsequently withdrew. We are creating an Internet website. Our loss since inception is $60,938 of which $19,119 is for legal fees, $27,070 is for audit and accounting fees. $11,250 was paid to Tryon Capital, a merchant banking group that includes Peter Reichard, our president and Peter Coker, our secretary, for the preparation of the business plan and initial development of the website, $2,699 is for general office costs, and $800 is for interest expense. We have not started our proposed business operations and will not do so until we have raised at least $50,000.

Since inception, we sold 718,457 shares of common stock to one of our officers and one individual and raised $35,923.

Liquidity and capital resources

We have yet to generate any revenues from our business operations.

In September 2003, we issued 718,457 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of December 31, 2005, our total assets were $480 consisting of cash and we had $25,495 in liabilities.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls over Financial Reporting: There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 4, 2004, our public offering of 1,000,000 shares of common stock minimum, 4,000,000 shares of common stock, maximum was filed with the Securities and Exchange Commission ("SEC") on Form SB-2 (Registration No. 333-116161) and declared effective by the SEC on January 3, 2006 at 1:30 p.m. EDT. On January 11, 2006, we elected to terminate the offering and withdraw the registration statement pursuant to Reg. 477 of the Securities Act of 1933.

No offers of securities were made and no securities were sold, leaving all of the securities unsold.

We withdrew our registration statement and deregistered the shares of common stock because we believed that we could not comply with the laws of the State of North Carolina with respect to our public offering.

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of February, 2006.

DESIGN SOURCE, INC.
(Registrant)

BY:	/s/ Peter Reichard
Peter Reichard
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors