Form 10KSB
period 2006-03-31
Design Source, Inc.
filed 2006-06-29
CIK 1292519

==================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-116161

DESIGN SOURCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Europa Drive, Suite 455
Chapel Hill, North Carolina 27517
(Address of principal executive offices, including zip code.)

(919) 933-2720
(Registrant's telephone number, including area code)

The Company is a Shell company:   Yes [   ]       No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

====================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year March 31, 2006: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2006: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 19, 2006: 4,038,457 shares.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the State of Nevada on April 2, 2003. We are just starting operations. We are in the process of developing a website that will offer commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to interior designers. We have not generated any revenues, engaged in any operations, entered into any agreements or developed a website. The only operations we have engaged in is the creation of the website and the development of a business plan. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is 100 Europa Drive, Suite 455, Chapel Hill, North Carolina 27517. Our telephone number is (919) 933-2720. This is the office of our President, Peter Reichard, and the current business office of Tryon Capital Ventures, LLC. As of April 1, 2006, we began to pay the Company's president rent of $400.00 per month.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause this plan to change.

We are just beginning operations. Currently we do not offer any of the services referred to in this report and there is no guarantee that we will be able to carry out our business plan in a manner described. Our plan of operation is forward looking. We, however, will make every attempt and a good faith effort to implement our business plan. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our operations by the public.

We will offer a comprehensive supply, market and distribute commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to the interior designer industry and individual retail customers on our Internet website. These commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics will be offered at price marked-up from 15 % to 30 % of our cost. Fabric manufacturers (mills and converters) produce two classifications of product, open line and restricted production fabrics. The construction and basic styling of the two classifications are the same. Open line product is designed by the mill to reflect the most current fashion trends and is available to all customers provided that a customer purchases a single piece increment of 55 yards of a specific fabric. Normally, only distributors can justify purchasing such large quantities. We are not a distributor. The distributor then cuts the large quantity to specifications supplied by its customer. The distributors we refer to herein generally sell open line products. Typically, open line represents 80% of the manufacturer's production and is usually available for quick shipment and delivery. Restricted production fabrics are designed by the distributor so they can differentiate their product from other distributors. Typically, restricted production represents 20% of the manufacturer's production, forces the manufacturer into short production runs, and costs more to produce. We will not sell restricted production fabrics. Distributors also require a minimum of three-year availability from the fabric manufacturer regardless of the volume generated on a specific pattern. For similar constructions, restricted production fabrics are priced 15% higher than open line fabrics. Manufacturers generally do not offer products directly to interior designers and individual users because of the cost involved to fulfill the orders and because it would undercut the established distributor networks. That is because manufacturers sell fabrics in 55 yard one piece rolls and interior designers, rarely, if ever, require a 55 yard unit. In addition to offering a vast array of fabrics, we will pass on industry information to interior designers that we acquire from manufacturers of fabrics we will sell. We will pass this information on for the purpose of building and enhance our reputation in the industry. We will not seek out such information or pay for such information. We will not charge for the dissemination of such information. We will display the information on our website. The information will include design trends and uses for the products. We have not conducted any marketing studies to determine if there is a demand for such information. The information is part of our marketing program. A brief list of what we will offer in the five categories of interior textiles as follows:

*	bedspreads
*	drapery
*	panel
*	upholstery
*	wall-covering

Website

We have retained Essential Business Solutions, as our outside technology provider to design and develop our entire website. EBS will provide the following services for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash. EBS will charge us on an hourly rate of $45.00 per hour for its services. The contract is effective. The website will allow us to offer upholstery, drapery, bedspread, panel, and wall-covering fabrics to interior designers, promote our products in an attractive fashion, and communicate with our customers on-line.

The website is intended to be a destination site for the interior design industry. We will promote suppliers and supplies relating to the decorating business so that interior designers and individual consumers will be able to buy all of their decorating supplies from our website. The site will offer a large array of products and by becoming a "one-stop shopping" destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced decorating products or fabric supplies. We will continue to seek out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website. We will attempt to negotiate discounted pricing from the manufacturers in exchange for promoting their products to the extensive database of interior designers and individual consumers that we intend to develop and maintain through our extensive marketing program. We have not entered into direct discussions with manufacturers or suppliers. There is no assurance that we will be able to obtain discounted prices. If and when we do receive discounted prices, we will mark-up the resale of the products to our customers. We may or may not include an adjustment in the sales price to our customer of the discounted price. The difference between the price we pay the supplier and the price we receive from our customer will be our profit. As of the date hereof we have not contacted any suppliers regarding a discount and will not do so until this offering is completed and there is no assurance that we will ever be able to obtain discounted pricing from suppliers. We will not sell the names in our database to anyone.

We also believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, federal regulations require that any computer software used within the U.S. contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the federal government is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception in April 2003. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become a Internet-based retailer focused on the designer industry.

The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Convenient Shopping Experience

Our online store will provide customers with an easy-to-use website. The website will be available 24 hours a day, seven days a week and will be reached from the consumer's home or office. Our online store will enable us to deliver upholstery, drapery, bedspread, panel, and wall-covering fabrics.

We will inventory sample material for each fabric which we will cut and ship for overnight delivery.

We have developed the list of interior designer needs from our own analysis of the market channels, research on the Internet, and discussions with knowledgeable industry participants.

Currently we do not offer any of the services referred to in this report and there is no guarantee that we will be able to carry out our business plan in a manner described.

Customer Service

We will attempt to provide a customer service department via email where consumers can resolve order and product questions. Furthermore, we will insure consumer satisfaction by offering a 30-day money back guarantee. We do not intend to create a reserve account for our guarantee and will pay any refunds from general revenues.

Online Retail Store

We will design our Internet store to be a place for interior designers and individual consumers to shop within the commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics industry. We believe that an online store would provide benefits to interior designers and individual users with respect to time, cost savings and selection of fabrics.

Shopping at our Online Store

Our online store will be located at www.sourcedesigninc.com We believe that the sale of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease-of-use, depth of content and information, and competitive pricing. Key features of our online store will include:

Browsing

Our online store will offer consumers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection. By clicking on a category names, the consumer will move directly to the home page of the desired category and can view promotions and features.

Selecting a Product and Checking Out

To purchase , consumers will simply click on the "add to cart" button to add to their virtual shopping cart. Consumers will be able to add and subtract from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store. To execute orders, consumers click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We will also offer consumers a variety of wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

Paying

To pay for orders, a consumer must use a credit card, which is authorized during the checkout process. Charges are assessed against the card when the order is placed. Our online store will use a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by our consumers. As of the date of this report, we have not obtained this technology and that while we will attempt to use that technology, there is no guarantee that we will be able to obtain such technology.

The estimated price of providing online check out service is 2%-5% of gross revenues. The cost of the online check out service is incorporated into the sales price of the product.

We will offer our customers a full refund for any reason if the customer returns the purchased item within thirty days from the date of sale in the same condition it was sold to the customer. After thirty days, we will not accept any product returns or refund any money to a customer.

Source of Products

We will attempt to purchase commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics directly from the manufacturer/supplier based upon orders we have already received from interior designers and individual customers. We will purchase fabric from three sources: mills, textile converters, and re-upholstery jobbers, mark the prices up and charge our customer the marked up price. The product will be shipped directly from the mill to the customer, thereby eliminating the need for storage space or packaging facilities. Textile converters and re-upholstery jobbers buy from mills and smaller quantities can be purchased from these groups. We intend to approach several mills and propose the purchase of smaller quantities that coincide with the productions runs at the mills. We will consider purchasing a minimum quantity order directly from the mill if the minimum order quantity at the mill is greater than our customer' s order.

We will attempt to seek out and negotiate with large industry leaders to offer their products for sale on our website either directly or via a direct link to their websites. In addition, we will attempt to locate and negotiate relationships with smaller, new manufacturers to offer their products on a more exclusive basis.

We are not involved in negotiations with any manufacturers and will not do so until after the registration is complete.

It is common knowledge in the fabric industry that fabric manufacturers (mills and converters) produce two classifications of product, open line and restricted production fabrics. The construction and basic styling of the two classifications are the same. Open line product is designed by the mill to reflect the most current fashion trends and is available to all customers. Typically, open line represents 80% of the manufacturer's production and is usually available for quick shipment and delivery. Restricted production fabrics are designed by the distributor so they can differentiate their product from other distributors. Typically, restricted production represents 20% of the manufacturer's production, forces the manufacturer into short production runs, and costs more to produce. Distributors also require a minimum of three-year availability from the fabric manufacturer regardless of the volume generated on a specific pattern. For similar constructions, restricted production fabrics are priced 15% higher than open line fabrics.

Currently we do not offer any of the services referred to in this report and there is no guarantee that we will be able to carry out our business plan in a manner described.

Revenue

We will attempt to generate revenue from three sources on the website:

1.

Revenues will be generated from the direct sale of products to customers. We would order on behalf of our customers directly from our suppliers at the time of the order being received from a customer and the product would be shipped directly to the customer. That way we avoid having to carry any inventory that can be costly and become obsolete. We would earn revenue based on the difference between our negotiated price for the product with our suppliers and the price that the customer pays.

2.

We will attempt to generated by fees received for sales that originate from our website and are linked to those manufacturers. There is no assurance that this will occur and we have not entered into any negotiations or discussions with manufactures for sales that originate from our website.

3.

We will attempt to persuade manufactures to advertise on our website. There is no assurance that this will occur and we have not entered into any negotiations or discussions with manufactures for advertising on our website.

We will develop and maintain a database of all interior designers, apprentices and individual customers who order commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics listing their specific wants and needs.

We will develop and launch an advertising campaign to introduce our website to potential customers. Databases for interior design schools, interior design associations and trade magazines are publically available through internet research, telephone directories and periodical research.

Delivery

We will offer three delivery options:

1.	Federal Express or UPS overnight.
2.	Federal Express or UPS second day air.
3.	Federal Express or UPS ground.

We will be liable to our customer for loss or damage for the shipment. We will, however, recover from our shipper for any loss or damage for the shipment.

Our officers and directors do not have any experience in the commercial design business.

Competition

The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

www.textileweb.com, www.fabric.com, www.internetdesigncenter.com, and www.blueboltnetworks.com offer the same services that we do. Upon initiating our website operations, we will be competing with the foregoing, in addition to non-Internet commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics companies.

We will build a website that is easy to use and that offers a wide product selection at competitive prices. We believe potential customers would be drawn to our website instead of to other companies they are familiar with because they would able to choose from an array of products, quickly and easily, allowing them the freedom to carry on with their own business.

Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well established commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics companies with records of success will attract qualified clients away from us. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services. We will price our products competitively and diligently service our clients needs whatever those might be.

Peter Reichard, our president, treasurer and a member of the board of directors, will be devoting approximately twenty hours a week to our operations. Peter Coker, our secretary and a member of the board of directors, will be devoting approximately twenty hours a week to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a reduction of revenues and a cessation of operations.

Marketing

We will attempt to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We will target purchasers of commercial interior furnishings as interior designers and individual customers. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

Patents, Trademarks or Licenses

We own no patents, trademarks or licenses.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us which could cause us to cease operations.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees, other than our officers and directors. We will hire additional employees on an as needed basis.

Offices

Our offices are 100 Europa Drive, Suite 455, Chapel Hill, North Carlina 27517. Our telephone number is (919) 933-2720. This is an office leased to our president, Peter Reichard. Mr. Reichard allows us to use approximately 200 square feet of the office for our operations. Pursuant to an oral agreement with Mr. Reichard, we pay $400 per month in rent.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our web based products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our products.

Risk Factors

1. Because our auditors have issued a going concern opinion, there is substantial doubt that we will be in business in one year and as a result you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. This condition raises substantial doubt about our ability to continue as a going concern. Our business plan is to develop a website to offer textiles to the commercial design market. Our future is dependent upon our successful development and implementation of our business plan resulting in the generation of revenues. As of the date of this report we have not commenced operations. As a result of the foregoing issues, we may have to cease operations and you could lose your investment.

2. We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated in April 2003 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $82,464 of which $65,874 is for professional fees; $11,976 is for the preparation of a business plan and initial development of our website; $3,534 for taxes, licenses, permits, general office costs and bank charges; and $1,080 is for interest expense. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate manufacturers who will sell to our customers
*	our ability to attract customers who will buy from our website
*	our ability to generate revenues through the development of a website that will offer commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to interior designers

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have no clients, customers or suppliers and we cannot guarantee we will ever have any. Even if we obtain clients, customers and suppliers, there is no assurance that we will make a profit.

We have no clients, customers or suppliers. We have not identified any clients, customers or suppliers and we cannot guarantee we ever will have any. Even if we obtain clients, customers and suppliers for our services, there is no guarantee that our suppliers will supply us, or that our customers will use our website to buy the commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics we offer. If we are unable to attract enough suppliers to offer their commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics for sale or enough customers to buy the from our website to operate profitably we will have to suspend or cease operations.

4. If we need additional funds and cannot raise the funds, we will have to temporarily cease operations or cease operations entirely.

If we need additional capital in the future and can't raise it we may have to temporarily cease operations until we raise the additional funds or cease operations entirely, in which case you will lose your investment.

5. Because we are small, we must limit marketing our services to potential customers and suppliers. As a result, we may not be able to attract enough customers to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

Because we are small, we must limit marketing our website to potential customers and suppliers. The sale of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics via our website is how we will generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy or suppliers to sell to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

6. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting suppliers and customers and result in a lack of revenues which may cause us to cease operations.

Our officers and directors will only be devoting limited time to our operations. Peter Reichard, our president, treasurer and a member of the board of directors, will be devoting approximately twenty hours a week to our operations. Peter Coker, our secretary and a member of the board of directors, will be devoting approximately twenty hours a week to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

7. Because none of our officers and directors has prior experience in the commercial design business, we may have to hire individuals or suspend or cease operations.

Because none of our officers and directors has prior experience in the commercial design business, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

8. Concentrated control of our stock could adversely affect the market price of our stock and the ability of unaffiliated shareholders to control decisions.

Concentrated control of our common stock could adversely affect the market price of our stock and the ability of unaffiliated shareholders to control decisions to engage in transactions like mergers, acquisitions ane reorganizations, that may be a benefit to them.

Risks associated with this offering:

9. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

10. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline. See " Plan of Distribution; Terms of the Offering - Section 15(g) of the Exchange Act."

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Currently, 518,457 shares of our common stock is owned by Peter L. Coker one of our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At June 19, 2006, there was 40 holders of record.

Status of our public offering

On June 4, 2004, our public offering of up 1,000,000 shares of common stock minimum, 4,000,000 shares of common stock, maximum was filed on Form SB-2 (Registration No. 333-116161) and declared effective by the SEC on January 3, 2006 at 1:30 p.m. EST. On January 11, 2006, we elected to terminate the offering and withdraw the registration statement pursuant to Reg. 477 of the Securities Act of 1933. No offers of securities were made and no securities were sold, leaving all of the securities unsold. We believed that we could not comply with the laws of the State of North Carolina with respect to the offer or sale of the shares of common stock which were the subject matter of the foregoing Form SB-2 registration statement because North Carolina law prohibited sales to residents of states other than North Carolina where the sale originated from North Carolina, unless the securities were registered with the North Carolina Department of the Secretary of State, Division of Securities. While we determined that we could cause the sales to originate from Georgia or Nevada, we determined that such action was cost prohibitive. In the event we registered the shares with the Department of the Secretary of State, Division of Securities, we would be subject to its rules and registrations relating to the sale of securities by qualification under North Carolina law. The conditions of registration by qualification imposed a 20% maximum limitation on expenses of the offering. We determined that we exceeded that amount and accordingly our shares could not be qualified for sale under the laws of North Carolina. At that point we withdrew our registration statement under the Securities Act of 1933 and filed a post-effective amendment with the SEC on January 11, 2006, deregistering the shares of common stock.

On February 22, 2006, more than thirty days after withdrawing our registration statement with the SEC, we filed a Form D with the Securities and Exchange Commission and with the State of North Carolina and sold our shares pursuant to Reg. D of the Securities Act of 1933. We also filed with the states of New Jersey and Washington. As a result of the adoption of the National Securities Markets Improvement Act of 1996, under North Carolina law, we could offer our shares of common stock for sale in North Carolina provided we filed a copy of our Form D, a consent to service of process and a filing fee with Department of the Secretary of State, Division of Securities. We did so, thereby perfecting our exemption from registration in the State of North Carolina and were not subject to the North Carolina laws and regulations relating to the sale of securities by qualification.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approved the transaction for the customer's account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     PLAN OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have just initiated operations, but have not generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We completed a private placement of our common stock. We raised $172,500 by selling 3,450,000 restricted shares of our common stock to 38 persons. We have not generated any revenues. The only operations we have engaged in is the creation of the website and the development of a business plan. We believe the technical aspects of our website will be sufficiently developed in the next 60 days. We believe that the funds we received from our private placement will last twelve months. We believe this as a result of analyzing the cost of doing business, however, our officers and directors do not have any experience in the commercial design business.

To meet our need for cash we completed a private placement of our common stock and raised $172,500. We believe that the $172,500 we raised will allow us to remain in business for one year. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the product at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds and will need to find alternative sources, like a second private placement of securities or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe this as a result of analyzing the cost of doing business, however, our officers and directors do not have any experience in the commercial design business. Other than as described in this section, we have no other financing plans.

Plan of Operation

We will not be conducting any product research or development other than the development a database of potential customers and our belief of their wants and needs. We have examined websites selling different home furnishings We do not expect to purchase or sell plant or significant equipment other than we will establish an office which will include computer equipment, office equipment and supplies, telephones and other assets needed for operation of our business. We plan to hire one additional employee. Other than the foregoing, we do not expect significant changes in the number of our employees.

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

We will attempt accomplish the foregoing through the following milestones:

1. We are establishing our office and acquiring the equipment we need to begin operations. We believe that it will cost $5,150 to establish our office. A breakdown of the cost is as follows: $400 for rent. Computer equipment which will cost $2,500; office furniture that will cost approximately $2,000; telephones which will cost $250; stationary; and other assets as required to maintain the operations. We intend to hire up to one employee. We expect the cost of the employee will be $27,500. We believe our office will be operational in the next 60 days. Our officers and directors will handle our administrative duties.

2. As soon as our office is completely established, we will attempt to contact and negotiate with large industry leaders to offer their product on our website. We also will attempt to locate smaller, new manufacturers to offer their product on a more exclusive basis. We believe we should have one contract signed within 90 days of setting up our office. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business. We will however contact small and large companies to offer their products on our website and we will carry out our marketing plan. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer data base expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our data base initially ready to receive information. Both the initial operation of the website and the data base will be ready in approximately 60 days. The creation and operation of the website and the data base is not dependent upon signing any contracts with a manufacturer. At point we will have industry information available on our website and be able to accept orders for the products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the data base. Both upgrades will be ongoing during the life of our operations. In addition to offering commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics, we will pass on industry information to interior designers that we acquire from other interior designers and manufacturers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics we will sell.

3. As soon as our website is operational, which will be approximately 90 days from setting up our office, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We will attempt to target purchasers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics such as interior designers and individual consumers. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost $40,000 for our marketing campaign. Marketing and advertising will be focused on promoting our website to prospective customers though direct sales and will be based on the list of prospects developed from our database. Direct sales to the interior designers and individual customer will be accomplished through email, telephone calls and mailings. Advertising will be considered and used to support the email, telephone calls and mailings in certain market segments. The advertising campaign will include the design and printing of various sales material. The cost of developing the campaign is estimated to cost $40,000. Marketing is an ongoing matter which will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 120 days from setting up our office. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business and there is in fact no assurance that the foregoing event will occur.

4. Part of our marketing program includes sourcing out and identifying interior designers and individual consumers who may become potential buyers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics from our website. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing customers may consist of telephone surveys and may contain questions which would determine the marketing approach and acceptability of specific products. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. The database will be comprised of two components: suppliers and customers. Supplier information is readily available from online fabric mill directories, and an example can be found at www.apparelsearch.com/fabric.htm. The principal source of customers will be interior designers. Mail lists are available from organizations such as the American Society of Interior Designers, which sells database information at a cost of $120 per thousand names, and World Wide Art Resources, which sells regional interior designer databases such as Florida Interior Designers Directory with up to 2,275 contacts at a cost of $68.25. We will attempt to prepare a database of up to 75 suppliers and up to 10,000 interior designers. The database preparation should take approximately four weeks to complete. We intend to look into the databases of design schools, interior design associates, trade magazines as well as telephone directories. Databases for design schools, interior design associates, and trade magazines are publically available through internet research, telephone directories, and periodical research. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost $15,000. We estimate the time to be approximately two weeks. Our current officers and directors will undertake to prepare the database.

5. Within 90 days from the initial launch of our website, we believe that we will begin receiving orders from purchasers. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business. and there is in fact no assurance that the foregoing event will occur.

6. Once the website is fully operational; we have located and negotiated agreements with a suitable number of manufacturers to offer their commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics for sale; and, we have begun to receive orders for commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics, we will hire one or two part time salesperson(s) to call on interior design firms to introduce them to our website. The salesperson(s) will also call on various manufacturers to continue to source new products to offer for sale.

In summary, we should be in full operation and receiving orders within approximately 120 days. We estimate that we will generate revenues in approximately 120 to 180 days. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business and there is in fact no assurance that the foregoing event will occur.

Until our website is fully operational, we do not believe that large industry leaders will provide us with their best prices. We believe, however, that once our website is operational and we have developed a significant data base of customers, large industry leaders will provide us with their best prices. There is no guarantee that the large industry leaders will provide us with their best prices.

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

Results of operations

From Inception on April 2, 2003 to March 31, 2006

During the year end we incorporated the company, hired the attorney, hired the auditor, completed a private placement, developed a business plan, and began the development of our office. We are creating an Internet website. Our loss since inception is $82,464 of which $65,874 is for professional fees; $11,976 is for the preparation of a business plan and initial development of our website; $3,534 for taxes, licenses, permits, general office costs and bank charges; and $1,080 is for interest expense.

Since inception, we sold 518,457 shares of common stock to one of our officers for $25,923 consideration. Additionally, since inception we sold 200,000 shares of common stock from one individual for $10,000.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

Between April and September 2003, we issued 718,457 shares of common stock to one of our officers and directors and one individual pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

In March 2006, we completed a private placement of our common stock pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933. We raised gross proceeds of $172,500, net $158,000 after offering expenses of $14,500, by selling 3,450,000 restricted shares of our common stock to 38 persons.

As of March 31, 2006, our total assets were $160,447 consisting of cash and we had $46,988 in liabilities.

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. Management believes the adoption of SFAS No. 154 had no immediate impact on the financial position, results of operations, or cash flows.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

Board of Directors
Design Source, Inc.
Chapel Hill, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Design Source, Inc. (a development stage company) as of March 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from April 2, 2003 (inception) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Design Source, Inc. as of March 31, 2006 and 2005 and the results of its operations, stockholders' equity (deficit) and its cash flows for the years then ended, and for the period from April 2, 2003 (inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
June 12, 2006

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$160,447	$1,713

TOTAL ASSETS	$160,447	$1,713

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$24,348	$3,471
TOTAL CURRENT LIABILITIES	24,348	3,471

LONG-TERM LIABILITIES
Accrued interest	1,080	195
Shareholder loans	21,560	9,560
TOTAL LONG-TERM LIABILITIES	22,640	9,755

TOTAL LIABILITIES	46,988	13,226

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 100,000,000 shares authorized,
4,038,457 and 718,457 shares issued and outstanding, respectively	40	7
Additional paid-in capital	201,883	35,916
Stock subscription receivable	(6,000)	-
Accumulated deficit during development stage	(82,464)	(47,436)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	113,459	(11,513)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$160,447	$1,713

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			(April 2, 2003)
		Year Ended	through
	March 31,	March 31,	March 31,
	2006	2005	2006

REVENUES	$-	$-	$-

EXPENSES
General and administrative	2,902	527	3,534
Accounting and auditing fees	17,552	15,954	33,792
Legal fees	12,963	-	32,082
Consulting	726	-	11,976
Total Expenses	34,143	16,481	81,384

LOSS FROM OPERATIONS	(34,143)	(16,481)	(81,384)

OTHER INCOME (EXPENSE)
Interest expense	(885)	(195)	(1,080)
Total Other Income (Expense)	(885)	(195)	(1,080)

LOSS BEFORE TAXES	(35,028)	(16,676)	(82,464)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(35,028)	$(16,676)	$(82,464)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,041,991	718,457

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated	Total
			Additional	Stock	During	Stockholders'
	Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance, April 2, 2003 (Inception)	-	$-	$-	$-	$-	$-
Stock issued upon incorporation at $0.05 per
share for payment of advances and
expense reimbursement	435,000	4	21,746	-	-	21,750

Stock issued for cash at $0.05 per share	200,000	2	9,998	-	-	10,000

Stock issued for expense reimbursement at
$0.05 per share	83,457	1	4,172	-	-	4,173

Net loss for the period ended March 31, 2004	-	-	-	-	(30,760)	(30,760)

Balance, March 31, 2004	718,457	7	35,916	-	(30,760)	5,163

Net loss for the year ended March 31, 2005	-	-	-	-	(16,676)	(16,676)

Balance, March 31, 2005	718,457	7	35,916	-	(47,436)	(11,513)

Stock issued for cash at $0.05 per share
for cash and subscription receivable	3,320,000	33	165,967	(6,000)	-	160,000

Net loss for the year ended March 31, 2006	-	-	-	-	(35,028)	(35,028)

Balance, March 31, 2006	4,038,457	$40	$201,883	$(6,000)	$(82,464)	$113,459

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(April 2, 2003)
	Year Ended		through
	March 31,	March 31,	March 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,028)	$(16,676)	$(82,464)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable	20,877	3,471	24,348
Increase in accrued interest	885	195	1,080
Issuance of common stock for reimbursement of expenses	-	-	25,923
Net cash used by operating activities	(13,266)	(13,010)	(31,113)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	12,000	9,560	21,560
Proceeds from issuance of common stock	160,000	-	170,000
Net cash provided by financing activities	172,000	9,560	191,560

NET INCREASE (DECREASE) IN CASH	158,734	(3,450)	160,447

CASH, BEGINNING OF PERIOD	1,713	5,163	-

CASH, END OF PERIOD	$160,447	$1,713	$160,447

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter "the Company") was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company's headquarters is located in Chapel Hill, North Carolina. The Company is a development stage enterprise.

The Company's year end is March 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the accompanying financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
 The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Basic and Diluted Earnings (Loss) Per Share
The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the periods reported, diluted net income (loss) per share is the same as basic net income (loss) per share as there were no common stock equivalents outstanding.

Cash and Cash Equivalents
 For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Compensated Absences
Currently, the Company has no employees; therefore, no liability has been recorded in the accompanying financial statements. The Company' s policy will be to recognize the costs of compensated absences when employees earn such benefits.

DESIGN SOURCE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006

Concentration of Risk
The Company maintains its cash in primarily one business checking account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits as of March 31, 2006, the Company's cash balances exceeded Federal Deposit Insurance Corporation limits at March 31, 2006 by $60,447.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At March 31, 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. It is primarily engaged in offering textiles to the commercial designer market utilizing the internet.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At March 31, 2006, the Company had an accumulated deficit during the development stage of $82,464. Since its inception, the Company has not generated any revenues and has minimal cash resources. These

DESIGN SOURCE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006

conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's business plan is to develop a website to offer textiles to the commercial design market. Management also plans to raise capital through the sale of shares of common stock. The ability of the Company to continue in existence is dependent upon management's successful development and implementation of its business plan resulting in profitable operations. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards

No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2006.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the " more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets

DESIGN SOURCE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006

and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. Management believes the adoption of SFAS No. 154 had no immediate impact on the financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets an amendment of ARB Opinion No. 29." This

DESIGN SOURCE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006

statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Management believes the adoption of this statement had no immediate impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123 (R)"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 151, "Inventory CostsC an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement had any immediate material impact on the Company as the Company maintains no inventory.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

DESIGN SOURCE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006

Revenue Recognition
The Company recognizes revenue from product sales when the products are shipped and title passes to customers. Outbound shipping charges are included in net sales with the corresponding cost included in cost of sales. Other service revenue is recognized when services are performed and billable. As of March 31, 2006, the Company had not recognized any revenue during its existence.

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

Web Site Development
The Company must develop a web site to facilitate its business plan. Costs incurred in this project will be expensed as incurred in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as amplified by Emerging Issues Task Force Abstract No. 00-2, "Accounting for Web Site Development Costs." During the year ended March 31, 2006, the Company had not incurred any web site development costs.

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

During the year ended March 31, 2006, an additional 3,320,000 shares of common stock were issued at $0.05 per share for $166,000, of which $6,000 was recorded as a subscription receivable. This subscription was collected in April 2006.

DESIGN SOURCE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006

NOTE 4 - INCOME TAXES

At March 31, 2006, the Company has calculated deferred tax assets of approximately $33,100 and $18,900, respectively, calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

For federal income tax purposes, certain expenses may be required to be capitalized and amortized over five years, which only affects the timing of the available losses. At March 31, 2006, the Company had a temporary tax timing difference of approximately $500, which principally arises from the amortization of organizational costs for income tax purposes.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2006 were as follows:

	March 31,	March 31,
	2006	2005

Net operating loss carryforward:	$82,464	$47,436

Deferred tax asset	$33,100	$18,900
Deferred tax asset valuation allowance	(33,100)	(18,900)

Net deferred tax asset	$-	$-

At March 31, 2006, the Company has net operating loss carryforwards of $82,464, which begin to expire in the year 2023 through 2026. The change in the allowance account from March 31, 2005 to March 31, 2006 was $14,200.

NOTE 5 - RELATED PARTY DEBT AND TRANSACTIONS

During the years ended March 31, 2006 and 2005, the Company' s directors loaned $12,000 and $9,560 to the Company, respectively. The underlying notes are unsecured and bear interest at 5%, and fully mature in October 2007, when all principal and accrued interest is due. There are no monthly note payments due during the term of the loan.

DESIGN SOURCE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006

As of March 31, 2006, the Company has accrued interest expense of $1,080 on the aforementioned debt.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to March 31, 2006 the Company issued 130,000 shares of common stock at $0.05 per share for cash totaling $6,500.

In the year ended March 31, 2006, the Company used office space at no charge provided by Tryon Capital Ventures, LLC, an entity owned by the Company' s directors and officers. This was not considered material significant for financial report purposes. On April 1, 2006, the Company entered into an oral agreement to pay the Company's president $400 per month for office space.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to March 31, 2006, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of our board of directors serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Peter A. Reichard	49	president, treasurer, chief executive officer
2211 Wright Avenue		and a member of the board of directors
Greensboro, North Carolina 27403

Peter L. Coker	63	secretary and a member of the board of
12804 Morehead		directors
Chapel Hill, North Carolina 27517

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Peter A. Reichard has served as our President, Treasurer, and member of our board of directors since September 2003. Mr. Reichard is a partner of Tryon Capital Ventures, LLC, which is engaged in the business of assisting and promoting start-up companies. He has been with the firm since March 2003. From February 2003 to December 2003, Mr. Reichard was a partner in Tryon Capital, a partnership which was engaged in the business of assisting and promoting start-up companies. Tryon Capital was a boutique merchant banking firm located in the Research Triangle Park in North Carolina. It was designed to reenergize and stimulate struggling early-state and middle market companies by combining analyses, strategy, people and money. Tryon Capital is no longer in business. Accordingly, there is no affiliation between Tryon Capital and Tryon Capital Ventures LLC. During the months from December 2002 through March 2003, Mr. Reichard was involved with establishing the Sandpiper Fund, an early stage venture fund in eastern North Carolina. From October 2001 through December 2002, Mr. Reichard was the Finance Director for the Erskine Bowles for U.S. Senate campaign. He served as the Finance Director for the Mike Easley for Governor campaign from January 1999 through October 2001. From January 1985 through December 1998, Mr. Reichard was employed by the Greensboro Area Chamber of Commerce. He began as Manager of Membership/Government Affairs, and then after three years became Vice President and four years later, President, a position he held for six years. Mr. Reichard holds a Bachelor of Arts degree in political science from Guilford College (1980).

Peter L. Coker has served as our Secretary and member of our board of directors since September 2003. Mr. Coker is a partner of Tryon Capital Ventures, LLC, is engaged in the business of assisting and promoting start-up companies. He has been with the firm since January 2004. From June 2001 to December 2003, Mr. Coker was a partner in Tryon Capital, a partnership which was engaged in the business of assisting and promoting start-up companies. Tryon Capital was a boutique merchant banking firm located in the Research Triangle Park in North Carolina. It was designed to reenergize and stimulate struggling early-state and middle market companies by combining analyses, strategy, people and money. Tryon Capital is no longer in business. Accordingly, there is no affiliation between Tryon Capital and Tryon Capital Ventures LLC. Mr. Coker currently sits on the Board of Directors of eTrials Worldwide, Inc. (as board member), and The North Carolina State University Investment Fund (as Chairman of the Board). From February 2004 to November 2004, Mr. Coker was chairman of the board of directors of Beijing Med-Pharm Corporation. Prior to his work at Tryon Capital Ventures, he was a managing director of Tryon Capital Holdings, LLC, which is also an investment banking firm from June 2001 through December 2003. As Senior Managing Director for Capital Investment Partners, LLC, from June 1996 through May 2001, Mr. Coker worked with small companies primarily in North Carolina that needed financing. He would perform due diligence on them, help structure the new financing and search for interested investors. Mr. Coker has a Bachelor of Arts degree in Economics from North Carolina State University (1966) and an Master of Arts degree in Economics from North Carolina (1968).

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on April 2, 2003 through March 31, 2006, for each of our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The sum of $11,250 was paid to Tryon Capital, a merchant banking group, that includes Mr. Reichard and Mr. Coker as partners.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
						Securities
				Other	Under	Restricted		Other
				Annual	Options/	Shares or		Annual
Names				Compen-	SARs	Restricted	LTIP	Compen-
Executive Officer and	Year	Salary	Bonus	sation	Granted	Share/Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Peter A. Reichard,	2006	0	0	0	0	0	0	0
president and	2005	0	0	0	0	0	0	0
director	2004	0	0	5,625	0	0	0	0

Peter L. Coker,	2006	0	0	0	0	0	0	0
vice president and	2005	0	0	0	0	0	0	0
director	2004	0	0	5,625	0	0	0	0

$11,250 was paid to Tryon Capital for the preparation of our business plan. Tryon Capital is no longer in business. Tryon Capital Ventures LLC is a separate entity and is currently in operation. The $11,250 represent compensation to Messrs. Reichard and Coker in their capacities as officers and is evidence as payments of $5,625 each to Mr Reichard and Mr. Coker.

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

			Number of
			Shares After	Percentage of
	Number of	Percentage of	Offering	Ownership After
	Shares	Ownership	Assuming all of	the Offering
Name and Address	Before the	Before the	the Shares are	Assuming all of the
Beneficial Owner [1]	Offering	Offering	Sold	Shares are Sold

Peter A. Reichard [2]	0	0.00%	0	0.00%
2211 Wright Avenue
Greensboro, North Carolina 27403

Peter L. Coker	518,457	12.41	518,457	12.41%
12804 Morehead
Chapel Hill, North Carolina 27517

All officers and directors as	518,457	12.41%	518,457	12.41%
a group (2 persons)

[1]     Peter L. Coker and Peter Reichard are our only "promoters" of our company.

Changes in Control

There are no arrangements which may result in a change of control of Design Source. There are no known persons that may assume control of us after the offering.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 2, 2003, we issued 518,457 shares of common stock to Peter Coker in consideration of $25,922.85.

On September 30, 2003, we issued 200,000 shares of common stock to Lawrence Reichard in consideration of $10,000. Lawrence Reichard is the brother of Peter Reichard, our president.

During the period ending March 31, 2004, we paid $11,250 to Tryon Capital, a merchant banking group that includes Peter Reichard, our president and Peter Coker, our secretary. The $11,250 was for the preparation of our business plan. The fee charged for the business plan was not more favorable to Tryon than a fee charged by an unaffiliated entity. The agreement for the business plan was oral. There are no written documents evidencing the agreement.

We currently use a portion of Peter Reichard' s office space in consideration of $400.00 per month. The rent was established through negotiations and payment began of April 1, 2006. The rent charged by Mr. Reichard is not more favorable to Mr. Reichard than rent charged by an unaffiliated third party. The rental agreement is oral. There are no written documents evidencing the rental agreement.

PART IV

ITEM 13.     EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-116161 on June 4, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$17,000	Williams & Webster, P.S., Certified Public Accountants
2005	$14,000	Williams & Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$-0-	Williams & Webster, P.S., Certified Public Accountants
2005	$-0-	Williams & Webster, P.S., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$-0-	Williams & Webster, P.S., Certified Public Accountants
2005	$-0-	Williams & Webster, P.S., Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$-0-	Williams & Webster, P.S., Certified Public Accountants
2005	$-0-	Williams & Webster, P.S., Certified Public Accountants

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chapel Hill, North Carolina, on this 27th day of June, 2006.

DESIGN SOURCE, INC.

BY:	PETER A. REICHARD
Peter A. Reichard President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints, Peter Reichard, as true and lawful attorney-in-fact and agent, with full power of substitution, for her and in her name, place and stead, in any and all capacities, to sign any and all amendment (including post-effective amendments) to this report, and to file the same, therewith, with the Securities and Exchange Commission, and to make any and all state securities law or blue sky filings, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying the confirming all that said attorney-in-fact and agent, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

PETER A. REICHARD	president, principal executive officer,	June 27, 2006
Peter A. Reichard	treasurer, principal financial officer, principal accounting officer, and a member of the board of directors

PETER L. COKER	secretary and a member of the board of	June 27, 2006
Peter L. Coker	directors.