Form 10QSB
period 2006-06-30
Design Source, Inc.
filed 2006-08-25
CIK 1292519

==========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-52089

DESIGN SOURCE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	None
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Europa Drive
Suite 455
Chapel Hill, North Carolina 27517
(Address of principal executive offices)

(919) 933-2720

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act:       Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 10, 2006, the total number of shares issued and outstanding is: 4,168,457.

=======================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS
	June 30,
	2006	March 31,
	(Unaudited)	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$135,974	$160,447

TOTAL ASSETS	$135,974	$160,447

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,577	$24,348
TOTAL CURRENT LIABILITIES	7,577	24,348

LONG-TERM LIABILITIES
Accrued interest	1,353	1,080
Shareholder loans	20,739	21,560
TOTAL LONG-TERM LIABILITIES	22,092	22,640

TOTAL LIABILITIES	29,669	46,988

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 100,000,000 shares
authorized; 4,168,457 and 4,038,457 shares issued and
outstanding, respectively	42	40
Additional paid-in capital	208,381	201,883
Subscription receivable	-	(6,000)
Accumulated deficit during development stage	(102,118)	(82,464)
TOTAL STOCKHOLDERS' EQUITY	106,305	113,459

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$135,974	$160,447

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
					From Inception
					(April 2, 2003)
		Three Months Ended			through
		June 30,			June 30,
		2006		2005	2006
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-
EXPENSES
General and administrative		3,951		55	7,450
Professional fees		5,542		2,500	71,416
Consulting		2,080		-	14,091
Rent and utilities		6,612		-	6,612
Marketing and advertising		2,000		-	2,000
Total Expenses		20,185		2,555	101,569

LOSS FROM OPERATIONS		(20,185)		(2,555)	(101,569)

OTHER INCOME (EXPENSE)
Interest income		804		-	804
Interest expense		(273)		(153)	(1,353)
Total Other Income (Expense)		531		(153)	(549)

LOSS BEFORE TAXES		(19,654)		(2,708)	(102,118)

INCOME TAX EXPENSE		-		-	-

NET LOSS		$(19,654)		$(2,708)	$(102,118)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		4,164,171		718,457

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Stock	During	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity

Balance, April 2, 2003 (Inception)	-	$-	$-	$-	$-	$-

Stock issued upon incorporation at $0.05 per
share for payment of advances and
expense reimbursement	435,000	4	21,746	-	-	21,750

Stock issued for cash at $0.05 per share	200,000	2	9,998	-	-	10,000

Stock issued for expense reimbursement at	83,457	1	4,172	-	-	4,173
$0.05 per share

Net loss for the period ended March 31, 2004	-	-	-	-	(30,760)	(30,760)

Balance, March 31, 2004	718,457	7	35,916	-	(30,760)	5,163

Net loss for the year ended March 31, 2005	-	-	-	-	(16,676)	(16,676)

Balance, March 31, 2005	718,457	7	35,916	-	(47,436)	(11,513)

Stock issued for cash at $0.05 per share	3,320,000	33	165,967	(6,000)	-	160,000

Net loss for the year ended March 31, 2006	-	-	-	-	(35,028)	(35,028)

Balance, March 31, 2006	4,038,457	40	$201,883	$(6,000)	$(82,464)	$113,459

Payment of stock subscription receivable	-	-	-	6,000	-	6,000

Stock issued for cash at $0.05 per share	130,000	2	6,498	-	-	6,500

Net loss for the period ended June 30, 2006	-	-	-	-	(19,654)	(19,654)

Balance, June 30, 2006 (unaudited)	4,168,457	$42	$208,381	$-	$(102,118)	$106,305

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From Inception
			(April 2, 2003)
	For the Three Months Ended		through
	June 30,		June 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,654)	$(2,708)	$(102,118)
Adjustments to reconcile net loss to net cash used by
operating activities:
Increase (decrease) in accounts payable	(16,771)	(3,471)	7,577
Increase in accrued interest	273	153	1,353
Issuance of common stock for reimbursement of
expenses	-	-	25,923
Net cash used by operating activities	(36,152)	(6,026)	(67,265)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	(821)	6,000	20,739
Proceeds from issuance of common stock	12,500	-	182,500
Net cash provided by financing activities	11,679	6,000	203,239

NET INCREASE (DECREASE) IN CASH	(24,473)	(26)	135,974
CASH, BEGINNING OF PERIOD	160,447	1,713	-
CASH, END OF PERIOD	$135,974	$1,687	$135,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for reimbursement of expenses and
advances	$-	$-	$25,923

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter "the Company") was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company's headquarters is located in Chapel Hill, North Carolina. The Company is a development stage company.

The Company's year end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

Concentration of Risk
The Company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006, a cash total of $25,804 was uninsured.

Development Stage Activities
 The Company has been in the development stage since its formation and has not realized any revenue from operations. It is primarily engaged in offering textiles to the commercial designer market utilizing the internet.

DESIGN SOURCE, INC.
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At June 30, 2006, the Company had an accumulated deficit during the development stage of $102,118. Since its inception, the Company has not generated any revenues and has minimal cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's business plan is to develop a website to offer textiles to the commercial design market. Management has raised capital through the sale of shares of common stock. The ability of the Company to continue in existence is dependent upon management's successful development and implementation of its business plan resulting in profitable operations. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Web Site Development
The Company must develop a web site to facilitate its business plan. Costs incurred in this project will be expensed as incurred in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as amplified by Emerging Issues Task Force Abstract No. 00-2, "Accounting for Web Site Development Costs." During the period ended June 30, 2006, the Company had not incurred any web site development costs.

NOTE 3 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

DESIGN SOURCE, INC.
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

Upon incorporation, the Company issued 435,000 shares of common stock at a price of $0.05 per share as reimbursement of a cash advance in the amount of $1,000 and expenses paid personally by a director totaling $20,750.

During the year ending March 31, 2004, an additional 283,457 shares of common stock were issued at $0.05 per share for reimbursement of expenses paid personally by the directors totaling $4,173 and for cash totaling $10,000.

During the year ending March 31, 2006, an additional 3,320,000 shares of common stock were issued at $0.05 per share for $166,000, of which $6,000 was recorded as a subscription receivable.

During the three-month period ending June 30, 2006, an additional 130,000 shares of common stock were issued at $0.05 per share for cash totaling $6,500. The Company received $6,000 from stock subscriptions outstanding during the three month ended June 30, 2006.

NOTE 4 - RELATED PARTY DEBT AND TRANSACTIONS

As of June 30, 2006, the Company owed its directors $20,739. During the three month period ended June 30, 2006, the Company paid off $821 of its debt owed to the Company's directors. The underlying notes are unsecured and bear interest at 5%, and fully mature in July 2007, when all principal and accrued interest is due. There are no monthly note payments due during the term of the loan.

As of June 30, 2006, the Company has accrued interest expense of $1,353 on the aforementioned debt.

NOTE 5 - LEASE COMMITMENTS

As of June 30, 2006, the Company has an oral agreement to lease office space for $2,431 per month, on a month-to-month basis.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have only recently started operations and generated or realized no revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, engage suppliers to sell and customers to buy our products. We have not generated any revenues, engaged in any operations, entered into any agreements or fully developed a website. The only operations we have engaged in is the creation of the website, the development of a business plan and vendor research. We believe the technical aspects of our website will be sufficiently developed to use for our operations within 180 days. Our only source for cash at this time is investments by others in our company. We have raised $172,500 to implement our business plan project and begin operations. We believe that this capital will last twelve months. We believe this as a result of analyzing the cost of doing business, however, our officers and directors do not have any experience in the commercial design business.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. With the $172,500 raised, we believe the money will last a year and also provide funds for growth strategy. We believe this as a result of analyzing the cost of doing business, however, our officers and directors do not have any experience in the commercial design business.

Other than as described in this section, we have no other financing plans.

Plan of Operation

We raised $172,500 and we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development other than the development a database of potential customers and our belief of their wants and needs. We have examined websites selling different home furnishings We do not expect to purchase or sell plant or significant equipment other than we will establish an office which will include computer equipment, office equipment and supplies, telephones and other assets needed for operation of our business. Further we will hire one or two additional employees. Other than the foregoing, we do not expect significant changes in the number of our employees.

Our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the interior design industry and individual retail customers. We concluded this from our own analysis of the market channels, researched the industry on the Internet, and held discussions with knowledgeable industry participants. We have not conducted extensive research regarding our plan to develop a website and offering textiles to the commercial design market.

We will attempt to accomplish the foregoing through the following milestones:

1. We have begun to establish our office and acquire the equipment we need to begin operations. Our officers and directors will handle our administrative duties.

2. After our office is established, we will attempt to contact and negotiate with large industry leaders to offer their product on our website. We also will attempt to locate smaller, new manufacturers to offer their product on a more exclusive basis. We believe we should have one contract signed within 30 days of setting up our office. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business. We will however contact small and large companies to offer their products on our website and we will carry out our marketing plan. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer data base expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our data base initially ready to receive information. Both the initial operation of the website and the data base should be ready within 120 days. The creation and operation of the website and the data base is not dependent upon signing any contracts with a manufacturer. At point we will have industry information available on our website and be able to accept orders for the products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the data base. Both upgrades will be ongoing during the life of our operations. In addition to offering commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics, we will pass on industry information to interior designers that we acquire from other interior designers and manufacturers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics we will sell.

3. As soon as our website is operational, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We will attempt to target purchasers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics such as interior designers and individual consumers. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,500 for our marketing campaign. Marketing and advertising will be focused on promoting our website to prospective customers though direct sales and will be based on the list of prospects developed from our database. Direct sales to the interior designers and individual customer will be accomplished through email, telephone calls and mailings. Advertising will be considered and used to support the email, telephone calls and mailings in certain market segments. The advertising campaign will include the design and printing of various sales material. The cost of developing the campaign is estimated to cost between $15,500 to 60,500. Marketing is an ongoing matter which will continue during the life of our operations.

4. Part of our marketing program includes sourcing out and identifying interior designers and individual consumers who may become potential buyers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics from our website. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing customers may consist of telephone surveys and may contain questions which would determine the marketing approach and acceptability of specific products. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. The database will be comprised of two components: suppliers and customers. Supplier information is readily available from online fabric mill directories, and an example can be found at www.apparelsearch.com/fabric.htm. The principal source of customers will be interior designers. Mail lists are available from organizations such as the American Society of Interior Designers, which sells database information at a cost of $120 per thousand names, and World Wide Art Resources, which sells regional interior designer databases such as Florida Interior Designers Directory with up to 2,275 contacts at a cost of $68.25. We will attempt to prepare a database of up to 75 suppliers and up to 10,000 interior designers. The database preparation should take approximately ten weeks to complete. We intend to look into the databases of design schools, interior design associates, trade magazines as well as telephone directories. Databases for design schools, interior design associates, and trade magazines are publicly available through internet research, telephone directories, and periodical research. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost $5,000 to $25,000. We estimate the time to be approximately four weeks. Our current officers and directors will undertake to prepare the database.

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

In summary, we should be in full operation and receiving orders within 100 days. We estimate that we will generate revenue 120 to 180 days after beginning operations. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business and there is in fact no assurance that the foregoing event will occur.

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

Results of operations

From Inception on April 2, 2003 to June 30, 2006

During the period we incorporated the company, hired the attorney, and hired an auditor. We prepared a business plan. We also prepared and filed a registration statement with the SEC, that we subsequently withdrew. We are creating an Internet website. Our loss since inception is $102,118, of which $35,350 is for legal fees, $36,066 is for audit and accounting fees. $7,000 was paid to Tryon Capital, a merchant banking group that includes Peter Reichard, our president and Peter Coker, our secretary, for the preparation of the business plan, and an additional $7,091 for development of the initial website and $16,062 is for general office costs, and $1,353 is for interest expense which is offset by $804 in interest income.

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

As of June 30, 2006, our total assets were $135,974 consisting of cash and we had $29,669 in liabilities.

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

ITEM 5.     OTHER INFORMATION

In March 2006 we completed a private placement of 3,460,000 shares of common stock to 38 investors in consideration of $172,500. The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation 506 of the Securities Act of 1933 in that a Form D was filed with the Securities and Exchange Commission; an offering memorandum was delivered to each purchaser; each purchaser was solicited by our officers and directors, Peter Reichard and Peter Coker; each purchaser executed a subscription agreement; each purchaser represented he or she was an accredited investor; and, each purchaser had a preexisting relationship with us. By preexisting relationship we mean that our officers and directors determined that each investor had such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of the prospective investment and each had an established relationship with Peter Reichard and Peter Coker through previous business dealings or as a result of personal friendship. All of the investors were accredited investors as that term is defined in Reg. D of the Securities Act of 1933. To our knowledge there are no connections, relationships or arrangements between them and any other entities other than as described herein.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of August, 2006.

DESIGN SOURCE, INC.
(Registrant)

BY:	PETER REICHARD
Peter Reichard
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors