Form 10QSB
period 2006-09-30
Design Source, Inc.
filed 2006-11-14
CIK 1292519

===========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of November 7, 2006, the total number of shares issued and outstanding is: 4,168,457.

==========================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS
	September 30,
	2006	March 31,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$64,656	$160,447

TOTAL ASSETS	$64,656	$160,447

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,292	$24,348
Accounts payable - Related party	2,150
TOTAL CURRENT LIABILITIES	8,442	24,348

LONG-TERM LIABILITIES
Accrued interest	-	1,080
Shareholder loans	-	21,560
TOTAL LONG-TERM LIABILITIES	-	22,640

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 100,000,000 shares
authorized; 4,168,457 and 4,038,457 shares issued and outstanding, respectively	42	40
Additional paid-in capital	208,381	201,883
Subscription Receivable	-	(6,000)
Accumulated deficit during development stage	(152,209)	(82,464)
TOTAL STOCKHOLDERS' EQUITY	56,214	113,459

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$64,656	$160,447

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					(April 2, 2003)
	Three Months Ended		Six Months Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	21,286	30	25,237	85	28,736
Professional fees	15,489	5,195	21,031	7,695	86,905
Consulting	2,640	-	4,720	-	16,731
Rent and utilities	6,810	-	13,422	-	13,422
Marketing and advertising	4,499	-	6,499	-	6,499
Total Expenses	50,724	5,225	70,909	7,780	152,293

LOSS FROM OPERATIONS	(50,724)	(5,225)	(70,909)	(7,780)	(152,293)

OTHER INCOME (EXPENSE)
Interest income	933	-	1,737	-	1,737
Interest expense	(300)	(230)	(573)	(383)	(1,653)
Total Other Income
(Expense)	633	(230)	1,164	(383)	84

LOSS BEFORE TAXES	(50,091)	(5,455)	(69,745)	(8,163)	(152,209)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(50,091)	$(5,455)	$(69,745)	$(8,163)	$(152,209)

BASIC AND DILUTED NET
LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	4,168,457	718,457	4,168,457	718,457

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
			Additional	Stock	During	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit

Balance, April 2, 2003 (Inception)	-	$-	$-	$-	$-	$-
Stock issued upon incorporation at $0.05 per
share for payment of advances and
expense reimbursement	435,000	$4	21,746	-	-	21,750

Stock issued for cash at $0.05 per share	200,000	2	9,998	-	-	10,000

Stock issued for expense reimbursement at	83,457	1	4,172	-	-	4,173
$0.05 per share

Net loss for the period ended March 31, 2004	-	-	-	-	(30,760)	(30,760)

Balance, March 31, 2004	718,457	7	35,916		(30,760)	5,163

Net loss for the year ended March 31, 2005	-	-	-	-	(16,676)	(16,676)

Balance, March 31, 2005	718,457	7	35,916	-	(47,436)	(11,513)

Stock issued for cash at $0.05 per share	3,320,000	33	165,967	(6,000)	-	160,000

Net loss for the year ended March 31, 2006	-	-	-	-	(35,028)	(35,028)

Balance, March 31, 2006	4,038,457	$40	201,883	(6,000)	(82,464)	$113,459

Payment of stock subscription receivable	-	-	-	6,000	-	6,000
						-
Stock issued for cash at $0.05 per share	130,000	2	6,498	-	-	6,500
						-
Net loss for the six months ended September 30, 2006	-	-	-	-	(69,745)	(69,745)

Balance, September 30, 2006 (unaudited)	4,168,457	$42	$208,381	$-	$(152,209)	$56,214

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	Six Months Ended		(April 2, 2003)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,745)	$(8,163)	$(152,209)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in accounts payable	(15,906)	1,724	8,442
Expenses paid by common stock	-	-	25,923
Increase (decrease) in accrued interest	(1,080)	383	-
Net cash used by operating activities	(86,731)	(6,056)	(117,844)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of shareholder loans	(21,560)		(21,560)
Proceeds from shareholder loans	-	11,000	21,560
Proceeds from issuance of common stock	12,500	-	182,500
Net cash provided by financing activities	(9,060)	11,000	182,500

NET INCREASE (DECREASE) IN CASH	(95,791)	4,944	64,656

CASH, BEGINNING OF PERIOD	160,447	1,713	-

CASH, END OF PERIOD	$64,656	$6,657	$64,656

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,353	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for reimbursement of expenses and advances	$-	$-	$25,923

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter "the Company") was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company's headquarters is located in Chapel Hill, North Carolina. The Company is a development stage company.

The Company has been in a development stage since its inception on April 2, 2003, and has not realized any revenues from its planned operations. The Company's year end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

Basic and Diluted Earnings (Loss) Per Share
The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the periods reported, diluted net loss per share is the same as basic net loss per share as there were no common stock equivalents outstanding.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. It is primarily engaged in offering textiles to the commercial designer market utilizing the internet.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At September 30, 2006, the Company had an accumulated deficit during the development stage of $152,209. Since its inception, the Company has not generated any revenues and has minimal cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $50,000. Management's business plan is to develop a website to offer textiles to the commercial design market. Management has raised capital through the sale of shares of common stock. The ability of the Company to continue in existence is dependent upon management's successful development and implementation of its business plan resulting in profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

Upon incorporation, the Company issued 435,000 shares of common stock at a price of $0.05 per share as reimbursement of a cash advance in the amount of $1,000 and expenses paid personally by a director totaling $21,750.

During the period ending March 31, 2004, an additional 283,457 shares of common stock were issued at $0.05 per share for reimbursement of expenses paid personally by the directors totaling $4,173 and for cash totaling $10,000.

During the period ending March 31, 2006, an additional 3,320,000 shares of common stock were issued at $0.05 per share for cash totaling $160,000 and subscriptions receivable of $6,000. The Company received the remaining $6,000 in cash in the period ending September 30, 2006.

During the period ending September 30, 2006, an additional 130,000 shares of common stock were issued at $0.05 per share for cash totaling $6,500.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4 - INCOME TAXES

At September 30, 2006, the Company has calculated deferred tax assets of approximately $61,300 calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at September 30, 2006 and March 31, 2006 were as follows:

Net operating loss carryforwards	$152,000	$82,464

Deferred tax asset	$61,600	$33,100
Valuation allowance for deferred asset	(61,600)	(33,100)
Net deferred tax asset	$-	$-

At September 30, 2006, the Company has net operating loss carryforwards of approximately $152,000, which expire in the year 2026. The change in valuation was $28,500 between March 31, 2006 and September 30, 2006.

NOTE 5 - RELATED PARTY DEBT AND PAYABLES

On July 12, 2004, one of the Company's directors loaned the Company $2,500. The underlying note is unsecured and bears interest at 5%, and fully matures in October 2007, when all principal and accrued interest is due. There are no monthly note payments due during the term of the loan.

On October 8, 2004, one of the Company's directors loaned the Company $5,060. The underlying note is unsecured and bears interest at 5%, and fully matures in October 2007, when all principal and accrued interest is due. There are no monthly note payments due during the term of the loan.

On February 8, 2005, one of the Company's directors loaned the Company $2,000. The underlying note is unsecured and bears interest at 5%, and fully matures in October 2007, when all principal and accrued interest is due. There are no monthly note payments due during the term of the loan.

On May 12, 2005, the Company's directors loaned the Company $6,000. The underlying note is unsecured and bears interest at 5%, and fully matures in October 2007, when all principal and accrued interest is due. There are no monthly note payments due during the term of the loan.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

On September 26, 2005, the Company's directors loaned the Company $5,000. The underlying note is unsecured and bears interest at 5%, and fully matures in October 2007, when all principal and accrued interest is due. There are no monthly note payments due during the term of the loan.

On November 3, 2005, one of the Company's directors loaned the Company $1,000. The underlying note is unsecured and bears interest at 5%, and fully matures in October 2007, when all principal and accrued interest is due. There are no monthly note payments due during the term of the loan.

On September 21, 2006, one of the Company's directors paid expense on behalf of the Company in the amount of $2,150. This is reported as an account payable - related party.

As of September 30, 2006, all shareholder loans and accrued interest had been repaid. Consequently, no accrual for interest expense has been recorded.

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

We are a development stage corporation and have only recently begun operations and have not realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, engage suppliers to sell and customers to buy our products. We have not generated any revenues, engaged in any operations, entered into any agreements or fully developed a website. The only operations we have engaged in is the creation of the website, the development of a business plan and vendor research. We believe the technical aspects of our website will be sufficiently developed to use for our operations within 180 days. Our only source for cash at this time is investments by others in our company. We have raised $182,500 to implement our business plan project and begin operations. We believe that this capital will last twelve months. We believe this as a result of analyzing the cost of doing business, however, our officers and directors do not have any experience in the commercial design business.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. With the $182,500 raised, we believe the money will last a year and also provide funds for growth strategy. We believe this as a result of analyzing the cost of doing business, however, our officers and directors do not have any experience in the commercial design business.

Other than as described in this section, we have no other financing plans.

Plan of Operation

We raised $182,500 and we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development other than the development of our database of potential customers and our belief of their wants and needs. We have examined websites selling different home furnishings. We do not expect to purchase or sell plant or significant equipment other than we will establish an office which will include computer equipment, office equipment, supplies, telephones and other assets needed for operation of our business. Further we will hire one or two additional employees. Other than the foregoing, we do not expect significant changes in the number of our employees.

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

2. After our office is established, we will attempt to contact and negotiate with large industry leaders to offer their product on our website. We also will attempt to locate smaller, new manufacturers to offer their product on a more exclusive basis. We believe we should have one contract signed within 30 days of setting up our office. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business. We will however contact small and large companies to offer their products on our website and we will carry out our marketing plan. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer data base expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database should be ready within 120 days. The creation and operation of the website and the database is not dependent upon signing any contracts with a manufacturer. At point we will have industry information available on our website and be able to accept orders for the products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations. In addition to offering commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics, we will pass on industry information to interior designers that we acquire from other interior designers and manufacturers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics we will sell.

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

6. Once the website is fully operational; we have located and negotiated agreements with a suitable number of manufacturers to offer their commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics for sale. We have begun to receive orders for commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics. We will hire one or two part-time salesperson(s) to call on interior design firms to introduce them to our website. The salesperson(s) will also call on various manufacturers to continue to source new products to offer for sale.

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

Until our website is fully operational, we do not believe that large industry leaders will provide us with their best prices. We believe, however, that once our website is operational and we have developed a significant database of customers, large industry leaders will provide us with their best prices. There is no guarantee that the large industry leaders will provide us with their best prices.

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

Results of operations

From Inception on April 2, 2003 to September 30, 2006

During the period we incorporated the company, hired the attorney, and hired an auditor. We prepared a business plan. We also prepared and filed a registration statement with the SEC, that we subsequently withdrew. We are creating an Internet website. Our loss since inception is $152,209, of which $35,350 is for legal fees, $51,555 is for audit and accounting fees. $8,670 was paid to Tryon Capital, a merchant banking group that includes Peter Reichard, our president and Peter Coker, our secretary, for the preparation of the business plan, and an additional $8,061 for development of the initial website and $48,657 is for general office costs, and $1,653 is for interest expense which is offset by $1,737 in interest income.

Since inception, we sold 718,457 shares of common stock to one of our officers and one individual and raised $35,916.

Liquidity and capital resources

We have yet to generate any revenues from our business operations.

In September 2003, we issued 718,457 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of September 30, 2006, our total assets were $64,656 consisting of cash and we had $8,442 in liabilities.

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

ITEM 5.     OTHER INFORMATION

In March 2006 we completed a private placement of 3,320,000 shares of common stock to 38 investors in consideration of $166,000. The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation 506 of the Securities Act of 1933 in that a Form D was filed with the Securities and Exchange Commission; an offering memorandum was delivered to each purchaser; each purchaser was solicited by our officers and directors, Peter Reichard and Peter Coker; each purchaser executed a subscription agreement; each purchaser represented he or she was an accredited investor; and, each purchaser had a preexisting relationship with us. By preexisting relationship we mean that our officers and directors determined that each investor had such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of the prospective investment and each had an established relationship with Peter Reichard and Peter Coker through previous business dealings or as a result of personal friendship. All of the investors were accredited investors as that term is defined in Reg. D of the Securities Act of 1933. To our knowledge there are no connections, relationships or arrangements between them and any other entities other than as described herein.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2006.

DESIGN SOURCE, INC.
(Registrant)

BY:	PETER REICHARD
Peter Reichard
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors