Form 10QSB
period 2006-12-31
Design Source, Inc.
filed 2007-02-14
CIK 1292519

=========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of February 7, 2007, the total number of shares issued and outstanding is: 4,168,457.

======================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2006	March 31,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,563	$160,447

OTHER ASSETS
Accounts receivable	1,507	-

TOTAL ASSETS	$28,070	$160,447

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,240	$24,348
TOTAL CURRENT LIABILITIES	5,240	24,348

LONG-TERM LIABILITIES
Accrued interest	-	1,080
Shareholder loans	-	21,560
TOTAL LONG-TERM LIABILITIES	-	22,640

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 100,000,000 shares
authorized; 4,168,457, and 4,038,457 shares issued	42	40
and outstanding, respectively
Additional paid-in capital	208,381	201,883
Subscription receivable	-	(6,000)
Accumulated deficit during development stage	(185,593)	(82,464)
TOTAL STOCKHOLDERS' EQUITY	22,830	113,459

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$28,070	$160,447

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					(April 2, 2003)
	Three Months Ended		Nine Months Ended		through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	18,150	1,982	43,387	2,067	46,886
Professional fees	2,000	3,135	23,031	10,830	88,905
Consulting	1,013	-	5,734	-	17,745
Rent and utilities	11,015	-	24,437	-	24,437
Marketing and advertising	1,287	-	7,786	-	7,786
Total Expenses	33,465	5,117	104,375	12,897	185,759

LOSS FROM OPERATIONS	(33,465)	(5,117)	(104,375)	(12,897)	(185,759)

OTHER INCOME (EXPENSE)
Interest income	331	-	2,069	-	2,069
Interest expense	-	(221)	(573)	(605)	(1,653)
Contributions	(250)	-	(250)	-	(250)
Total Other Income (Expense)	81	(221)	1,246	(605)	166

LOSS BEFORE TAXES	(33,384)	(5,338)	(103,129)	(13,502)	(185,593)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(33,384)	$(5,338)	$(103,129)	$(13,502)	$(185,593)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	4,168,457	718,457	4,168,457	718,457

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Stock	During		Total
	Common Stock		Paid-in	Subscription	Development		Stockholders'
	Shares	Amount	Capital	Receivable	Stage		Equity

Balance, April 2, 2003 (Inception)	-	$-	$-	$-	$-		$-

Stock issued upon incorporation at $0.05 per
share for payment of advances and
expense reimbursement	435,000	4	21,746	-	-		21,750

Stock issued for cash at $0.05 per share	200,000	2	9,998	-	-		10,000

Stock issued for expense reimbursement at	83,457	1	4,172	-	-		4,173
$0.05 per share

Net loss for the period ended March 31, 2004	-	-	-	-	(30,760)		(30,760)

Balance, March 31, 2004	718,457	7	35,916		(30,760)		5,163

Net loss for the year ended March 31, 2005	-	-	-	-	(16,676)		(16,676)

Balance, March 31, 2005	718,457	7	35,916	-	(47,436)		(11,513)

Stock issued for cash at $0.05 per share	3,320,000	33	165,967	(6,000)	-		160,000

Net loss for the year ended March 31, 2006	-	-	-	-	(35,028)		(35,028)

Balance, March 31, 2006	4,038,457	40	201,883	(6,000)	(82,464)	-	113,459

Collection of stock subscription receivable	-	-	-	6,000	-		6,000
							-
Stock issued for cash at $0.05 per share	130,000	2	6,498	-	-		6,500
							-
Net loss for the nine months ended December 31, 2006	-	-	-	-	(103,129)		(103,129)

Balance, December 31, 2006 (unaudited)	4,168,457	$42	$208,381	$-	$(185,593)		$22,830

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	Nine Months Ended		(April 2, 2003)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,129)	$(13,502)	$(185,593)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in accounts receivable	(1,507)	-	(1,507)
Increase (decrease) in accounts payable	(19,108)	(336)	5,240
Expenses paid by common stock	-	-	25,923
Increase (decrease) in accrued interest	(1,080)	605	-
Net cash used by operating activities	(124,824)	(13,233)	(155,937)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of shareholder loans	(21,560)		(21,560)
Proceeds from shareholder loans	-	12,000	21,560
Proceeds from issuance of common stock	12,500	-	182,500
Net cash provided by (used in) financing activities	(9,060)	12,000	182,500

NET INCREASE (DECREASE) IN CASH	(133,884)	(1,233)	26,563

CASH, BEGINNING OF PERIOD	160,447	1,713	-

CASH, END OF PERIOD	$26,563	$480	$26,563

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter "the Company") was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company's headquarters is located in Chapel Hill, North Carolina. The Company is a development stage enterprise.

The Company's year end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

Basic and Diluted Earnings (Loss) Per Share
The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the periods reported, diluted net income (loss) per share is the same as basic net income (loss) per share as there were no common stock equivalents outstanding.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. It is primarily engaged in offering textiles to the commercial designer market utilizing the internet.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At December 31, 2006, the Company had an accumulated deficit during the development stage of $185,593. Since its inception, the Company has not generated any revenues and has minimal cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $50,000. Management's business plan is to develop a website to offer textiles to the commercial design market. Management has raised capital through the sale of shares of common stock. The ability of the Company to continue in existence is dependent upon management's successful development and implementation of its business plan resulting in profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

During the period ending March 31, 2006, an additional 3,320,000 shares of common stock were issued at $0.05 per share for cash totaling $166,000, $6,000 of which was a stock subscription receivable, which has been received.

During the period ending June 30, 2006, an additional 130,000 shares of common stock were issued at $0.05 per share for cash totaling $6,500.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006

NOTE 4 - INCOME TAXES

At December 31, 2006, the Company has calculated net deferred tax assets of approximately $75,000 calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the Company's deferred tax assets were as follows:

	December 31,	March 31,
	2006	2006
Net operating loss carryforward:	$185,000	$82,500

Deferred tax asset	$75,000	$33,100
Valuation allowance for deferred asset	(75,000)	(33,100)
Net deferred tax asset	$-	$-

At December 31, 2006, the Company has net operating loss carryforwards of approximately $185,000 which expire in the year 2026. The change in the allowance account from March 31, 2006 to December 31, 2006 was $41,900.

NOTE 5 - RELATED PARTY DEBT AND TRANSACTIONS

In 2004 and 2005, Company directors loaned the Company a total of $21,560. The underlying notes were unsecured with interest at 5%, and a scheduled maturity of October 2007 for all principal and accrued interest. There were no monthly note payments due during the term of the loans.

As of December 31, 2006, all shareholder loans and accrued interest had been repaid. Consequently, no accrual for interest expense has been recorded.

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

Results of operations

From Inception on April 2, 2003 to December 31, 2006

During the period we incorporated the company, hired the attorney, and hired an auditor. We prepared a business plan. We also prepared and filed a registration statement with the SEC, which we subsequently withdrew. We have been creating an Internet website. Our loss since inception is $185,759, of which $35,350 is for legal fees, $51,555 is for audit and accounting fees. $8,670 was paid to Tryon Capital, a merchant banking group that includes Peter Reichard, our president and Peter Coker, our secretary, for the preparation of the business plan, and an additional $8,061 for development of the initial website and $48,657 is for general office costs, and $1,653 is for interest expense which is offset by $2.069 in interest income.

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

As of December 31, 2006, our total assets were $28,070 consisting of cash and we had $5,240 in liabilities.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February, 2007.

DESIGN SOURCE, INC.
(Registrant)

BY:	PETER RICHARD
Peter Reichard
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors