Form 10KSB
period 2007-03-31
Design Source, Inc.
filed 2007-07-16
CIK 1292519

==============================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52089

DESIGN SOURCE, INC.
 (Exact name of registrant as specified in its charter)

Nevada	36-4528166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Europa Drive, Suite 455
Chapel Hill, North Carolina 27517
(Address of principal executive offices, including zip code.)

(919) 933-2720
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [     ] No [ X ]

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
YES [ X ] NO [     ]

============================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [     ]

State issuer's revenues for its most fiscal year March 31, 2007: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2007: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 29, 2007: 10,718,457 shares of common stock, $0.00001 par value per share.

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

PART I

ITEM 1. BUSINESS

General

We were incorporated in the State of Nevada on April 2, 2003. We are just starting operations. We are in the process of developing a website that will offer commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to interior designers. We have not generated any revenues, engaged in any operations, entered into any agreements or developed a website. The only operations we have engaged in is the creation of the website and the development of a business plan. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is 100 Europa Drive, Suite 455, Chapel Hill, North Carolina 27517. Our telephone number is (919) 933-2720. This is the office of our president, Peter Reichard, and the current business office of Tryon Capital Ventures, LLC. As of April 1, 2006, we began to pay Tryon Capital Ventures, LLC rent of $400 per month. During the 2007 year ended, we have paid $24,307 to Tryon Capital Ventures, LLC, a company owned and controlled by Messrs. Reichard and Coker for general and administrative services, including rent for our office space. We currently use a portion of Tryon Capital Ventures, LLC's office space in consideration of $400 per month. The rent was established through negotiations and payment began on April 1, 2006. The charges for services and rent is not evidenced by any written agreement and is entirely oral.

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

We offer a comprehensive supply, market and distribute commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to the interior designer industry and individual retail customers on our Internet website. These commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics will be offered at prices marked-up from 15 % to 30 % of our cost. Fabric manufacturers (mills and converters) produce two classifications of product, open line and restricted production fabrics. The construction and basic styling of the two classifications are the same. Open line product is designed by the mill to reflect the most current fashion trends and is available to all customers provided that a customer purchases a single piece increment of 55 yards of a specific fabric. Normally, only distributors can justify purchasing such large quantities. We are not a distributor. The distributor then cuts the large quantity to specifications supplied by its customer. The distributors we refer to herein generally sell open line products. Typically, open line represents 80% of the manufacturer's production and is usually available for quick shipment and delivery. Restricted production fabrics are designed by the distributor so they can differentiate their product from other distributors. Typically, restricted production represents 20% of the manufacturer's production, forces the manufacturer into short production runs, and costs more to produce. We do not sell restricted production fabrics. Distributors also require a minimum of three-year availability from the fabric manufacturer regardless of the volume generated on a specific pattern.

For similar constructions, restricted production fabrics are priced 15% higher than open line fabrics. Manufacturers generally do not offer products directly to interior designers and individual users because of the cost involved to fulfill the orders and because it would undercut the established distributor networks. That is because manufacturers sell fabrics in 55 yard one piece rolls and interior designers, rarely, if ever, require a 55 yard unit. In addition to offering a vast array of fabrics, we pass on industry information to interior designers that we acquire from manufacturers of fabrics we sell. We pass this information on for the purpose of building and enhance our reputation in the industry. We do not seek out such information or pay for such information. We do not charge for the dissemination of such information. We will display the information on our website. The information will include design trends and uses for the products. We have not conducted any marketing studies to determine if there is a demand for such information. The information is part of our marketing program. A brief list of what we offer in the five categories of interior textiles as follows:

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

The website is intended to be a destination site for the interior design industry. We will promote suppliers and supplies relating to the decorating business so that interior designers and individual consumers will be able to buy all of their decorating supplies from our website. The site will offer a large array of products and by becoming a "one-stop shopping" destination will significantly enhance the efficiency of the purchasing process while simultaneously reducing the time and cost of finding reasonably priced decorating products or fabric supplies. We will continue to seek out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website. We will attempt to negotiate discounted pricing from the manufacturers in exchange for promoting their products to the extensive database of interior designers and individual consumers that we intend to develop and maintain through our extensive marketing program. We have not entered into direct discussions with manufacturers or suppliers. There is no assurance that we will be able to obtain discounted prices. If and when we do receive discounted prices, we will mark-up the resale of the products to our customers. We may or may not include an adjustment in the sales price to our customer of the discounted price. The difference between the cost we pay the supplier and the sales price we receive from our customer will be our profit. As of the date hereof we have not contacted any suppliers regarding a discount and will not do so until this offering is completed and there is no assurance that we will ever be able to obtain discounted pricing from suppliers. We will not sell the names in our database to anyone.

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

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception in April 2003. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based retailer focused on the designer industry.

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

Customer Service

We will attempt to provide a customer service department via email where consumers can resolve order and product questions. Furthermore, we will ensure consumer satisfaction by offering a 30-day money back guarantee. We do not intend to create a reserve account for our guarantee and will pay any refunds from general revenues.

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

Browsing

Our online store will offer consumers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection. By clicking on a category name, the consumer will move directly to the home page of the desired category and can view promotions and features.

Selecting a Product and Checking Out

To purchase, consumers will simply click on the "add to cart" button to add to their virtual shopping cart. Consumers will be able to add and subtract from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store. To execute orders, consumers click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We will also offer consumers a variety of wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

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

Source of Products

We will attempt to purchase commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics directly from the manufacturer/supplier based upon orders we have already received from interior designers and individual customers. We will purchase fabric from three sources: mills, textile converters, and re-upholstery jobbers, mark the prices up and charge our customer the marked up price. The product will be shipped directly from the mill to the customer, thereby eliminating the need for storage space or packaging facilities. Textile converters and re-upholstery jobbers buy from mills and smaller quantities can be purchased from these groups. We intend to approach several mills and propose the purchase of smaller quantities that coincide with the production runs at the mills. We will consider purchasing a minimum quantity order directly from the mill if the minimum order quantity at the mill is greater than our customer's order.

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

Currently we do not offer any of the services referred to in this report and there is no guarantee that we will be able to carry out our business plan in the manner described.

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

2.

We will attempt to generate sales from our website and with manufacturers. There is no assurance that this will occur and we have not entered into any negotiations or discussions with manufactures for sales that originate from our website.

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

Websites such as www.textileweb.com, www.fabric.com, www.internetdesigncenter.com, and www.blueboltnetworks.com offer the same services that we do. Upon initiating our website operations, we will be competing with the foregoing, in addition to non-Internet commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics companies.

We will build a website that is easy to use and that offers a wide product selection at competitive prices. We believe potential customers would be drawn to our website instead of to other companies they are familiar with because they would able to choose from an array of products, quickly and easily, allowing them the freedom to carry on with their own business.

Our competitive position within the industry is negligible in light of the fact that we have started limited operations. Older, well established commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics companies with records of success will attract qualified clients away from us. Since we have started limited operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services. We will price our products competitively and diligently service our clients' needs whatever those might be.

Mr. Reichard, our president, treasurer and a member of the board of directors, will be devoting approximately twenty hours a week to our operations. Peter L. Coker, our secretary and a member of the board of directors, will be devoting approximately twenty hours a week to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a reduction of revenues and a cessation of operations.

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

Offices

Our offices are 100 Europa Drive, Suite 455, Chapel Hill, North Carolina 27517. Our telephone number is (919) 933-2720. This is an office leased to our president, Mr. Reichard. Mr. Reichard allows us to use approximately 200 square feet of the office for our operations. Pursuant to an oral agreement with Tryon Capital Ventures, LLC, we pay $400 per month in rent. During the 2007 year ended, we have paid $24,307 to Tryon Capital Ventures, LLC, a company owned and controlled by Messrs. Reichard and Coker for general and administrative services, including rent for our office space. We currently use a portion of Tryon Capital Ventures, LLC 's office space in consideration of $400 per month. The rent was established through negotiations and payment began on April 1, 2006. The foregoing services and rent charged by Tryon Capital Ventures, LLC were not more favorable to it than fees charged by an unaffiliated third party. The charges for services and rent is not evidenced by any written agreement and is entirely oral.

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

In addition, because our products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

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

We were incorporated in April 2003. We have started limited business operations and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to March 31, 2007 is $532,912. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

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

We have no clients, customers or suppliers. We have not identified any clients, customers or suppliers and we cannot guarantee we ever will have any. Even if we obtain clients, customers and suppliers for our services, there is no guarantee that our suppliers will supply us, or that our customers will use our website to buy the commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics we offer. If we are unable to attract enough suppliers to offer their commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics for sale or enough customers to buy the goods from our website to operate profitably we will have to suspend or cease operations.

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

Because we are small, we must limit marketing our website to potential customers and suppliers. The sale of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics via our website is how we will generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy or enough suppliers to sell to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

6. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting suppliers and customers and result in a lack of revenues which may cause us to cease operations.

Our officers and directors will only be devoting limited time to our operations. Mr. Reichard, our president, treasurer and a member of the board of directors, will be devoting approximately twenty hours a week to our operations. Mr. Coker, our secretary and a member of the board of directors, will be devoting approximately twenty hours a week to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

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

Concentrated control of our common stock could adversely affect the market price of our stock and the ability of unaffiliated shareholders to control decisions to engage in transactions like mergers, acquisitions and reorganizations, that may be a benefit to them.

9. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline. See "Plan of Distribution; Terms of the Offering - Section 15(g) of the Exchange Act."

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any property. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is 100 Europa Drive, Suite 455, Chapel Hill, North Carolina 27517. Our telephone number is (919) 933-2720. This is the office of our president, Mr. Reichard, and the current business office of Tryon Capital Ventures, LLC. We pay Tryon Capital Ventures, LLC rent of $400 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

A limited market exists for our securities, but there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "DSGS." Our shares were eligible to being trading October 17, 2006. A summary of trading by quarter for the 2007 and 2006 fiscal years is as follows:

Fiscal Quarter		High Bid	Low Bid
2007
	Fourth Quarter 01-01-07 to 03-31-07	0.00	0.00
	Third Quarter 10-01-06 to 12-31-06	0.00	0.00
	Second Quarter 07-01-06 to 09-30-06	0.00	0.00
	First Quarter 04-01-06 to 06-30-06	0.00	0.00
2006
	Fourth Quarter 01-01-06 to 03-31-06	0.00	0.00
	Third Quarter 10-01-05 to 12-31-05	0.00	0.00
	Second Quarter 07-01-05 to 09-30-05	0.00	0.00
	First Quarter 04-01-05 to 06-30-05	0.00	0.00

Of the 10,718,457 shares of common stock outstanding as of June 29, 2007, 7,268,457 shares are owned by our officers and directors and one other restricted shareholder and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At July 12, 2007, there were fifteen holders of record.

Our public offering

On June 4, 2004, our public offering of up to 1,000,000 shares of common stock minimum, 4,000,000 shares of common stock maximum, was filed on Form SB-2 (Registration No. 333-116161) and declared effective by the SEC on January 3, 2006 at 1:30 p.m. EST. On January 11, 2006, we elected to terminate the offering and withdraw the registration statement pursuant to Reg. 477 of the Securities Act of 1933. No offers of securities were made and no securities were sold, leaving all of the securities unsold. We believed that we could not comply with the laws of the State of North Carolina with respect to the offer or sale of the shares of common stock which were the subject matter of the foregoing Form SB-2 registration statement because North Carolina law prohibits sales to residents of states other than North Carolina where the sale originated from North Carolina, unless the securities are registered with the North Carolina Department of the Secretary of State, Division of Securities. While we determined that we could cause the sales to originate from Georgia or Nevada, we determined that such action was cost prohibitive. In the event we registered the shares with the Department of the Secretary of State, Division of Securities, we would be subject to its rules and regulations relating to the sale of securities by qualification under North Carolina law. The conditions of registration by qualification imposed a 20% maximum limitation on expenses of the offering. We determined that we exceeded that amount and accordingly our shares could not be qualified for sale under the laws of North Carolina. At that point we withdrew our registration statement under the Securities Act of 1933 and filed a post-effective amendment with the SEC on January 11, 2006, deregistering the shares of common stock.

On February 22, 2006, more than thirty days after withdrawing our registration statement with the SEC, we filed a Form D with the Securities and Exchange Commission and with the State of North Carolina and sold our shares pursuant to Reg. 506 of the Securities Act of 1933. We also filed with the states of New Jersey and Washington. As a result of the adoption of the National Securities Markets Improvement Act of 1996, under North Carolina law, we could offer our shares of common stock for sale in North Carolina provided we filed a copy of our Form D, a consent to service of process and a filing fee with Department of the Secretary of State, Division of Securities. We did so, thereby perfecting our exemption from registration in the State of North Carolina and were not subject to the North Carolina laws and regulations relating to the sale of securities by qualification.

On April 18, 2006, we filed a selling shareholders' Form SB-2 Registration Statement. On May 31, 2006 the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-133350, permitting certain non-affiliates to sell up to 3,460,000 shares of our common stock, at a price of $0.05 per share. We did not receive any of the proceeds of the public offering.

On the June 29, 2007, 7,268,457 shares of common stock outstanding were owned by our officers, directors and one other restricted shareholder and 3,450,000 shares are owned by non-affiliates. Shares owned by non-affiliates were registered for resale pursuant to the above Form SB-2 registration statement.

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

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person' s compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approve the transaction for the customer's account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

We are a development stage corporation and have just initiated operations, but have not generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We completed a private placement of our common stock in 2006. We raised $172,500 by selling 3,450,000 restricted shares of our common stock to 38 persons. We have not generated any revenues. The only operations we have engaged in are the creation of the website and the development of a business plan. We continue to believe the technical aspects of our website will be sufficiently developed. We have exhausted the proceeds from the private placement.

We have used up the proceeds and need to find alternative sources, such as a second private placement of securities, a joint venture or strategic partner or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise the additional cash.

Currently, we have no financing plans.

Plan of Operation

We will not be conducting any product research or development other than the development a database of potential customers and our belief of their wants and needs. We have examined websites selling different home furnishings. We do not expect to purchase or sell plant or significant equipment other than to establish an office which will include computer equipment, office equipment and supplies, telephones and other assets needed for operation of our business.

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

We will attempt to accomplish the foregoing through the following milestones:

1. We will continue to work out of our offices in Chapel Hill and our officers will continue to handle any administrative work.

2. We need to raise additional capital through the sale of common stock or through loans. Currently, we have not initiated a program to raise cash.

3. We will work to contact and negotiate with large industry leaders to offer their product on our website. We will also attempt to locate smaller, new manufacturers to offer their product on a more exclusive basis. We hope to have one contract signed within the next 90 days. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business. We will however continue to contact small and large companies to offer their products on our website and we will carry out our marketing plan. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer data base expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website fully operational and $5,000 to have our data base initially ready to receive information. We do not have the money to fund this. The creation and operation of the website and the data base is not dependent upon signing any contracts with a manufacturer. At some point we will have industry information available on our website and be able to accept orders for the products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the data base. Both upgrades will be ongoing during the life of our operations. In addition to offering commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics, we will pass on industry information to interior designers that we acquire from other interior designers and manufacturers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics we will sell.

4. As soon as our website is operational, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We will attempt to target purchasers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics such as interior designers and individual consumers. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost $40,000 for our marketing campaign. We don't have the money to fund our marketing campaign. Marketing and advertising will be focused on promoting our website to prospective customers through direct sales and will be based on the list of prospects developed from our database. Direct sales to the interior designers and individual customer will be accomplished through e-mail, telephone calls and mailings. Advertising will be considered and used to support the e-mail, telephone calls and mailings in certain market segments. The advertising campaign will include the design and printing of various sales materials. The cost of developing the campaign is estimated to cost $40,000. Marketing is an ongoing matter which will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from the initiation of a complete marketing initiative. The foregoing is based upon our officers cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business and there is in fact no assurance that the foregoing event will occur.

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

6. Within 90 days from the successful launch of our website, we believe that we will begin receiving orders from purchasers. The foregoing is based upon our officers' cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business and there is in fact no assurance that the foregoing event will occur.

7. Once the website is fully operational, we will locate and negotiate agreements with a suitable number of manufacturers to offer their commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics for sale; and, we have begun to receive orders for commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics, we will hire one or two part time salesperson(s) to call on interior design firms to introduce them to our website. The salesperson(s) will also call on various manufacturers to continue to source new products to offer for sale.

In summary, it has proven to be a more difficult task to get our company fully operational but we continue to work our business plan while we seek new sources of cash to support the ongoing operations. The foregoing is based upon our officers' cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business and there is in fact no assurance that the foregoing event will occur.

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

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. Because we have been unable to generate revenues over the preceding year we will begin to seek out other sources of cash including new investors, joint venture and strategic partners or loans from our officers or directors. If we cease operations, we do not know what we will do and we do not have any plans to do anything. We have no plans to statutorily dissolve at this time under any circumstances nor do we have any plans to enter into any merger or acquisition.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

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

Results of operations
From Inception on April 2, 2003 to March 31, 2007

Since inception, we have incorporated the company, hired the attorney, and hired an auditor. We prepared a business plan. We also prepared and filed a registration statement with the SEC, which we subsequently withdrew. We have been creating an Internet website. Our loss since inception is $532,912, of which $35,481 is for legal fees, $63,945 is for audit and accounting fees. $11,250 of consulting was paid to Tryon Capital Ventures, LLC, a merchant banking group that includes Mr. Reichard, our president and Mr. Coker, our secretary, for the preparation of the business plan. Other expenses since inception include $46,531 for general and administrative, $1,050 for meals and entertainment, $6,000 for advertising and marketing, $4,800 for rent, $250 for contributions, $4,183 for website expense, $1,036 for taxes, $28,919 for management fees, $327,500 for stock compensation to officers, and $2,436 for consulting. There is $1,653 for interest expense which is offset by $2,122 in interest income.

Since inception, we sold 518,457 shares of common stock to one of our officers for $25,923 consideration. Additionally, since inception we sold 200,000 shares of common stock to one individual for $10,000.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In March 2006, we completed a private placement of our common stock pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933. We raised gross proceeds of $172,500, net $158,000 after offering expenses of $14,500, by selling 3,450,000 restricted shares of our common stock to 38 persons. We have exhausted the money.

As of March 31, 2007, our total assets were $5,259 consisting of cash and we had $2,248 in liabilities.

Critical accounting policies and estimates

Management has reviewed the financial statement disclosures for the list of the most important accounting policies that the Company has. Management feels that the accounting policies that are estimate based, fair value, and revenue recognition are the most important accounting policies that the Company has.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (hereinafter "SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

PART III

ITEM 7. FINANCIAL STATEMENTS.

Board of Directors
Design Source, Inc.
Chapel Hill, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Design Source, Inc. (a development stage company) as of March 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from April 2, 2003 (inception) to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Design Source, Inc. as of March 31, 2007 and 2006 and the results of its operations, stockholders' equity and its cash flows for the years then ended, and for the period from April 2, 2003 (inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants

Spokane, Washington
July 12, 2007

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31,	March 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$5,259	$160,447

TOTAL ASSETS	$5,259	$160,447

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,248	$24,348
TOTAL CURRENT LIABILITIES	2,248	24,348

LONG-TERM LIABILITIES
Accrued interest	-	1,080
Shareholder loans	-	21,560
TOTAL LONG-TERM LIABILITIES	-	22,640

TOTAL LIABILITIES	2,248	46,988

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 100,000,000 shares authorized,
10,718,457 and 4,038,457 shares issued and outstanding, respectively	108	40
Additional paid-in capital	535,815	201,883
Stock subscription receivable	-	(6,000)
Accumulated deficit during development stage	(532,912)	(82,464)
TOTAL STOCKHOLDERS' EQUITY	3,011	113,459

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$5,259	$160,447

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From Inception
			(April 2, 2003)
	Year Ended		through
	March 31,	March 31,	March 31,
	2007	2006	2007

REVENUES	$-	$-	$-

EXPENSES
General and administrative	42,997	2,902	46,531
Meals and entertainment	1,050	-	1,050
Advertising and marketing	6,000	-	6,000
Accounting and auditing fees	30,153	17,552	63,945
Legal fees	3,399	12,963	35,481
Rent	4,800	-	4,800
Contributions	250	-	250
Web site expense	4,183	-	4,183
Taxes	1,036	-	1,036
Management fees	28,919	-	28,919
Stock compensation	327,500	-	327,500
Consulting	1,710	726	13,686
Total Expenses	451,997	34,143	533,381

LOSS FROM OPERATIONS	(451,997)	(34,143)	(533,381)

OTHER INCOME (EXPENSE)
Interest income	2,122	-	2,122
Interest expense	(573)	(885)	(1,653)
Total Other Income (Expense)	1,549	(885)	469

LOSS BEFORE TAXES	(450,448)	(35,028)	(532,912)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(450,448)	$(35,028)	$(532,912)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$(0.09)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	4,847,772	1,041,991

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Stock	During	Total
	Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Equity

Balance, April 2, 2003 (Inception)	-	$-	$-	$-	$-	$-
Stock issued upon incorporation at $0.05 per
share for payment of advances and
expense reimbursement	435,000	4	21,746	-	-	21,750

Stock issued for cash at $0.05 per share	200,000	2	9,998	-	-	10,000

Stock issued for expense reimbursement at
$0.05 per share	83,457	1	4,172	-	-	4,173

Net loss for the period ended March 31, 2004	-	-	-	-	(30,760)	(30,760)

Balance, March 31, 2004	718,457	7	35,916	-	(30,760)	5,163

Net loss for the year ended March 31, 2005	-	-	-	-	(16,676)	(16,676)

Balance, March 31, 2005	718,457	7	35,916	-	(47,436)	(11,513)

Stock issued for cash at $0.05 per share
for cash and subscription receivable	3,320,000	33	165,967	(6,000)	-	160,000

Net loss for the year ended March 31, 2006	-	-	-	-	(35,028)	(35,028)

Balance, March 31, 2006	4,038,457	40	201,883	(6,000)	(82,464)	113,459

Payment of stock subscription receivable	-	-	-	6,000	-	6,000

Stock issued for cash at $0.05 per share	130,000	2	6,498	-	-	6,500

Stock issued for compensation at $0.05 per share	6,550,000	66	327,434	-	-	327,500

Net loss for the year ended March 31, 2007	-	-	-	-	(450,448)	(450,448)

Balance, March 31, 2007	10,718,457	$108	$535,815	$-	$(532,912)	$3,011

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception
			(April 2, 2003)
	Year Ended		through
	March 31,	March 31,	March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450,448)	$(35,028)	$(532,912)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for compensation	327,500	-	327,500
(Increase) in accounts receivable	-	-	-
Increase (Decrease) in accounts payable	(22,100)	20,877	2,248
Increase (Decrease) in accrued interest	(1,080)	885	-
Issuance of common stock for reimbursement of expenses	-	-	25,923
Net cash used by operating activities	(146,128)	(13,266)	(178,748)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	12,000	21,560
Repayment of shareholder loans	(21,560)	-	(21,560)
Proceeds from issuance of common stock	12,500	160,000	182,500
Net cash provided (used in) by financing activities	(9,060)	172,000	182,500

NET INCREASE (DECREASE) IN CASH	(155,188)	158,734	5,259

CASH, BEGINNING OF PERIOD	160,447	1,713	-

CASH, END OF PERIOD	$5,259	$160,447	$5,259

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$573	$885	$1,653
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

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

Compensated Absences

Currently, the Company has no employees; therefore, no liability has been recorded in the accompanying financial statements. The Company's policy will be to recognize the costs of compensated absences when employees earn such benefits.

Concentration of Risk

The Company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (hereinafter "SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

During the years ended March 31, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any revenue from operations. It is primarily engaged in offering textiles to the commercial designer market utilizing the internet.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At March 31, 2007, the Company had an accumulated deficit during the development stage of $532,912. Since its inception, the Company has not generated any revenues and has minimal cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $50,000. Management's business plan is to develop a website to offer textiles to the commercial design market. Management also plans to raise capital through the sale of shares of common stock. The ability of the Company to continue in existence is dependent upon management's successful development and implementation of its business plan resulting in profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007 and 2006.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (hereinafter "SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

Revenue Recognition

The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller's price to the buyer is determinable, and collectibility is reasonably assured.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

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

Web Site Development

The Company must develop a web site to facilitate its business plan. Costs incurred in this project will be expensed as incurred in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as amplified by Emerging Issues Task Force Abstract No. 00-2, "Accounting for Web Site Development Costs." During the year ended March 31, 2007, the Company had incurred $4,183 of web site development costs.

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

During the year ended March 31, 2004, an additional 283,457 shares of common stock were issued at $0.05 per share for reimbursement of expenses paid personally by a director totaling $4,173 and for cash totaling $10,000.

During the year ended March 31, 2006, an additional 3,320,000 shares of common stock were issued at $0.05 per share for cash totaling $160,000 and subscription receivable of $6,000.

During the year ended March 31, 2007, 130,000 shares of common stock were issued at $0.05 per share for cash totaling $6,500 to outside investors; 6,550,000 shares of common stock were issued to its officers for compensation at $0.05 per share for $327,500, and $6,000 subscription receivable was received.

NOTE 4 - INCOME TAXES

At March 31, 2007 and 2006, the Company had calculated deferred tax assets of approximately $215,800 and $82,500 respectively calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2007 and 2006 were as follows:

	March 31,	March 31,
	2007	2006

Net operating loss carryforward:	$532,900	$82,500

Deferred tax asset	$215,800	$33,100
Deferred tax asset valuation allowance	(215,800)	(33,100)

Net deferred tax asset	$-	$-

At March 31, 2007 and 2006, the Company has net operating loss carryforwards of $ 532,900 and $82,500 respectively, which begin to expire in the year 2023 through 2027. The change in the allowance account from March 31, 2006 to March 31, 2007 was $182,700.

NOTE 5 - RELATED PARTY DEBT AND TRANSACTIONS

In 2004 and 2005, Company directors loaned the Company a total of $21,560. The underlying notes were unsecured with interest at 5%, and a scheduled maturity of October 2007 for all principal and accrued interest. There were no monthly note payments due during the term of the loans. As of March 31, 2007, all shareholder loans and accrued interest had been repaid.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to March 31, 2007, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that during the annual audit certain disclosure inadequacies were uncovered. Upon notification of these inadequacies, management determined that changes were required to certain reporting procedures. Management believes its disclosure controls and procedures were not effective at March 31, 2007, but will be making the following changes subsequent to the year end.

Anticipated changes to internal controls over financial reporting and to disclosure controls and procedures of the Company: The CFO and CEO have taken certain immediate steps which include (i) notification of the events causing the inadequacies to the Board of Directors through formal board resolution (ii) immediately adding the company's accounting firm and independent registered public accounting firm as a copied party to all board resolutions. Management continues to evaluate its controls and procedures in light of the changes in its business and operations.

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

ITEM 8B. OTHER INFORMATION

On April 4, 2006 we issued 130,000 shares of common stock to three (3) persons in consideration of $6,500. The 130,000 shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. All purchasers were in possession of all information that could be found in a Form SB-2 registration statement and all purchasers were sophisticated investors. This item was required to be reported on Form 8-K no later than April 10, 2006. No Form 8-K was filed by us. Further, no Form 8-K will be filed by us because disclosure is made herein.

On February 16, 2007, we issued 3,275,000 restricted shares of common stock to Mr. Reichard, our president and 3,275,000 restricted shares of common stock to our secretary, Mr. Coker as compensation for services rendered to us. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Messrs. Reichard and Coker were in possession of all information that could be found in a Form SB-2 registration statement and were sophisticated investors, being our existing officers and directors. This item was required to be reported on Form 8-K no later that February 22, 2007. No Form 8-K was filed by us. Further, no Form 8-K will be filed by us because disclosure is made herein.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Peter A. Reichard	50	president, treasurer, chief executive officer
2211 Wright Avenue		and a member of the board of directors
Greensboro, North Carolina 27403

Peter L. Coker	64	secretary and a member of the board of
12804 Morehead		directors
Chapel Hill, North Carolina 27517

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Peter A. Reichard has served as our president, treasurer, and member of our board of directors since September 2003. Mr. Reichard is a partner of Tryon Capital Ventures, LLC, which is engaged in the business of assisting and promoting start-up companies. He has been with the firm since March 2003. From February 2003 to December 2003, Mr. Reichard was a partner in Tryon Capital, a partnership which was engaged in the business of assisting and promoting start-up companies. Tryon Capital was a boutique merchant banking firm located in the Research Triangle Park in North Carolina. It was designed to re-energize and stimulate struggling early-state and middle market companies by combining analyses, strategy, people and money. Tryon Capital is no longer in business. Accordingly, there is no affiliation between Tryon Capital and Tryon Capital Ventures, LLC. During the months from December 2002 through March 2003, Mr. Reichard was involved with establishing the Sandpiper Fund, an early stage venture fund in eastern North Carolina. From October 2001 through December 2002,

Mr. Reichard was the finance director for the Erskine Bowles for U.S. Senate campaign. He served as the finance director for the Mike Easley for Governor Campaign from January 1999 through October 2001. From January 1985 through December 1998, Mr. Reichard was employed by the Greensboro Area Chamber of Commerce. He began as manager of membership/government affairs, and then after three years became vice president and four years later, president, a position he held for six years. Mr. Reichard holds a Bachelor of Arts degree in political science from Guilford College (1980).

Peter L. Coker has served as our secretary and member of our board of directors since September 2003. Mr. Coker is a partner of Tryon Capital Ventures, LLC, engaged in the business of assisting and promoting start-up companies. He has been with the firm since January 2004. From June 2001 to December 2003, Mr. Coker was a partner in Tryon Capital, a partnership which was engaged in the business of assisting and promoting start-up companies. Tryon Capital was a boutique merchant banking firm located in the Research Triangle Park in North Carolina. It was designed to re-energize and stimulate struggling early-state and middle market companies by combining analyses, strategy, people and money. Tryon Capital is no longer in business. Accordingly, there is no affiliation between Tryon Capital and Tryon Capital Ventures, LLC. Mr. Coker currently sits on the board of directors of eTrials Worldwide, Inc. (as board member) and The North Carolina State University Investment Fund (as chairman of the board). From February 2004 to November 2004, Mr. Coker was chairman of the board of directors of Beijing Med-Pharm Corporation. Prior to his work at Tryon Capital Ventures, LLC, he was a managing director of Tryon Capital Holdings, LLC, which is also an investment banking firm from June 2001 through December 2003. As Senior Managing Director for Capital Investment Partners, LLC, from June 1996 through May 2001, Mr. Coker worked with small companies primarily in North Carolina that needed financing. He would perform due diligence on them, help structure the new financing and search for interested investors. Mr. Coker has a Bachelor of Arts degree in Economics from North Carolina State University (1966) and an Master of Arts degree in Economics from North Carolina (1968).

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

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

Section 16(a) of the Securities Exchange Act of 1934

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of our common stock. Copies of such reports are required to be furnished to us. Based solely on review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that during the year ended March 31, 2007, each of our two officers and directors are delinquent in filing one required report. Messrs. Coker and Reichard each acquired 3,275,000 shares of restricted common stock from us on February 16, 2007. Neither of them to date has filed a Form 4 or Form 5 for this transaction.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending March 31 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peter A. Reichard	2007	0	0	163,750	0	0	0	14,459	178,209
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Peter L. Coker	2007	0	0	163,750	0	0	0	14,459	178,209
Secretary	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

We do not anticipate paying any salaries in 2008. We do not anticipate paying salaries until we begin generating revenues.

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director's Compensation Table

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Peter A. Reichard	2007	0	0	0	0	0	0
Peter L. Coker	2007	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

Name of	Number of	Percentage of
Beneficial Owner [1]	Shares	Ownership

Peter A. Reichard	3,534,229	32.97%

Peter L. Coker [2]	3,534,228	32.97%

All officers and directors as	7,068,457	65.94%
a group (2 persons)

[1]	The persons named above are "promoters" as defined in the Securities Exchange Act of 1934. Messrs. Coker and Reichard are the only "promoters" of our company.
[2]	Includes 518,457 shares owned by Tryon Capital Ventures, LLC, which are beneficially owned by Messrs. Coker and Reichard.

Changes in Control

There are no arrangements which may result in a change of control of Design Source.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period ending March 31, 2004, we paid $11,250 to Tryon Capital Ventures, LLC, a merchant banking group that includes Mr. Reichard, our president and Mr. Coker, our secretary. The $11,250 was for the preparation of our business plan. The fee charged for the business plan was not more favorable to Tryon Capital Ventures, LLC, than a fee charged by an unaffiliated entity. The agreement for the business plan was oral. There are no written documents evidencing the agreement.

During the 2007 year ended, we have paid $24,307 to Tryon Capital Ventures, LLC, a company owned and controlled by Messrs. Reichard and Coker for general and administrative services, including rent for our office space. We currently use a portion of Tryon Capital Ventures, LLC's office space in consideration of $400 per month. The rent was established through negotiations and payment began on April 1, 2006. The foregoing services and rent charged by Tryon Capital Ventures, LLC were not more favorable to it than fees charged by an unaffiliated third party. The charges for services and rent is not evidenced by any written agreement and is entirely oral.

On February 16, 2007, we issued 3,275,000 restricted shares of common stock to Mr. Reichard, our president and 3,275,000 restricted shares of common stock to our secretary, Mr. Coker as compensation for services rendered to us. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Messrs Reichard and Coker were in possession of all information that could be found in a Form SB-2 registration statement and were sophisticated investors, being our existing officers and directors.

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

The following documents are incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission for the period ending March 31,2007:

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

The following documents are included herein:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2007	$7,200	Williams & Webster, P.S., Certified Public Accountants
2006	$17,000	Williams & Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-0-	Williams & Webster, P.S., Certified Public Accountants
2006	$-0-	Williams & Webster, P.S., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2007	$2,000	Williams & Webster, P.S., Certified Public Accountants
2006	$1,195	Williams & Webster, P.S., Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2007	$-0-	Williams & Webster, P.S., Certified Public Accountants
2006	$-0-	Williams & Webster, P.S., Certified Public Accountants

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of July, 2007.

DESIGN SOURCE, INC.

BY:	PETER A. REICHARD
Peter A. Reichard President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

PETER A. REICHARD	president, principal executive officer,	July 12, 2007
Peter A. Reichard	treasurer, principal financial officer, principal accounting officer, and a member of the board of directors

PETER L. COKER	secretary and a member of the board of	July 12, 2007
Peter L. Coker	directors.