Form 10QSB
period 2007-06-30
Design Source, Inc.
filed 2007-08-14
CIK 1292519

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

As of August 13, 2007, the Company had 10,718,457 shares of common stock outstanding.

=============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Design Source, Inc.
(A Development Stage Company)

June 30, 2007

Index
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Condensed Notes to the Financial Statements	F-4

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,
	2007	March 31,
	(unaudited)	2007
ASSETS

CURRENT ASSETS
Cash	$2,783	$5,259

TOTAL ASSETS	$2,783	$5,259

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,941	$2,248
TOTAL CURRENT LIABILITIES	3,941	2,248

TOTAL LIABILITIES	3,941	2,248

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 100,000,000 shares authorized,
10,718,457 and 10,718,457 shares issued and outstanding, respectively	108	108
Additional paid-in capital	535,815	535,815
Accumulated deficit during development stage	(537,081)	(532,912)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,158)	3,011

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,783	$5,259

The accompanying condensed notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					(April 2, 2003)
		Three Months Ended			through
		June 30,		June 30,	June 30,
		2007		2006	2007
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

EXPENSES
General and administrative		123		2,233	48,869
Meals and Entertainment		-		520	1,050
Advertising and Marketing		-		2,000	6,000
Professional fees		3,941		5,542	103,367
Rent		-		4,861	24,307
Stock compensation		-		-	327,500
Telephone		-		1,356	5,049
Travel		46		1,061	4,187
Taxes, licenses, and permits		-		532	3,476
Consulting		65		2,080	13,751
Total Expenses		4,175		20,185	537,556

LOSS FROM OPERATIONS		(4,175)		(20,185)	(537,556)

OTHER INCOME (EXPENSE)
Interest income		6		804	2,128
Interest expense		-		(273)	(1,653)
Total Other Income (Expense)		6		531	475

LOSS BEFORE TAXES		(4,169)		(19,654)	(537,081)

INCOME TAX EXPENSE		-		-	-

NET LOSS		$(4,169)		$(19,654)	$(537,081)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		10,718,457		4,168,457

The accompanying condensed notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	For the Three Months		(April 2, 2003)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,169)	$(19,654)	$(537,081)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) in accounts receivable
Increase (Decrease) in accounts payable	1,693	(16,771)	3,941
Subscriptions receivable decrease	-	6,000	-
Increase (Decrease) in accrued interest	-	273	-
Stock issued for compensation	-	-	327,500
Expenses paid by officer	-	-	25,923
Net cash used by operating activities	(2,476)	(30,152)	(179,717)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash advances	-	-	-
Proceeds from shareholder loans	-	-	21,560
Repayment of shareholder loans	-	(821)	(21,560)
Proceeds from issuance of common stock	-	6,500	182,500
Net cash provided (used in) by financing activities	-	5,679	182,500

NET INCREASE (DECREASE) IN CASH	(2,476)	(24,473)	2,783

CASH, BEGINNING OF PERIOD	5,259	160,447	-

CASH, END OF PERIOD	$2,783	$135,974	$2,783

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

______________________________________________________________________________________________________

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter "the Company") was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company's headquarters is located in Chapel Hill, North Carolina. The Company is a development stage enterprise.

The Company's year end is March 31.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, theses financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. Theses unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

_______________________________________________________________________________________________________

At June 30, 2007, the Company had an accumulated deficit during the development stage of $537,081. Since its inception, the Company has not generated any revenues and has minimal cash resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $50,000. Management's business plan is to develop a website to offer textiles to the commercial design market. Management also plans to raise capital through the sale of shares of common stock. The ability of the Company to continue in existence is dependent upon management's successful development and implementation of its business plan resulting in profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and March 31, 2007.

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

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007

______________________________________________________________________________________________________

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

During the year ended March 31, 2007, 130,000 shares of common stock were issued at $0.05 per share for cash totaling $6,500 to outside investors; 6,550,000 share of common stock were issued to its officers for compensation at $0.05 per share for $327,500 and $6,000 subscription receivable was received.

As of June 30, 2007, the Company had issued no additional shares of common stock.

NOTE 4 - INCOME TAXES

At June 30, 2007 and March 31, 2007, the Company had calculated deferred tax assets of approximately $217,500 and $215,800, respectively, calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets as June 30, 2007 and March 31, 2007 were as follows:

	June 30, 2007	March 31, 2007

Net operating loss carryforward:	$537,000	$532,900

Deferred tax asset	$217,500	$215,800

Deferred tax asset valuation allowance	(217,500)	(215,800)

Net deferred tax asset	$-	$-

At June 30, 2007 and March 31, 2007, the Company has net operating loss carryforwards of approximately $537,000 and $532,900, respectively, which begin to expire in the years 2023 to 2027. The change in the allowance account from March 31, 2007 to June 30, 2007 was approximately $1,700.

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

Results of operations
From Inception on April 2, 2003 to June 30, 2007

Since inception, we have incorporated the company, hired the attorney, and hired an auditor. We prepared a business plan. We also prepared and filed a registration statement with the SEC, which we subsequently withdrew. We have been creating an Internet website. Our loss since inception is $537,081, of which $327,500 is for stock compensation to our officers and directors, $103,367 is for professional fees, $13,751 of consulting was paid to Tryon Capital Ventures, LLC, a merchant banking group that includes Mr. Reichard, our president and Mr. Coker, our secretary, for the preparation of the business plan. Other expenses since inception include $48,869 for general and administrative; $1,050 for meals and entertainment; $6,000 for advertising and marketing; $24,307 for rent; $5,049 for telephone; $4,187 for travel; and $3,476 for taxes. There is $1,653 for interest expense which is offset by $2,128 in interest income.

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

As of June 30, 2007, our total assets were $2,783 consisting of cash and we had $3,941 in liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES.

(a)Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that during the annual audit, certain disclosure inadequacies were uncovered. Upon notification of these inadequacies, management determined that changes were required for certain reporting procedures. Management believes its disclosure controls and procedures were not effective at June 30, 2007, but will be making the following changes subsequent to the year end.

Anticipated changes to internal controls over disclosure controls and procedures of the Company: The CFO and CEO have taken certain immediate steps which include (i) notification of the events causing the inadequacies to the Board of Directors through formal board resolution (ii) immediately adding the company's accounting firm and independent registered public accounting firm as a copied party to all board resolutions. Management continues to evaluate its controls and procedures in light of the changes in its business and operations.

PART II OTHER INFORMATION

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2007.

DESIGN SOURCE, INC.
(Registrant)

BY:	PETER REICHARD
Peter Reichard
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors