Form 10QSB
period 2007-09-30
Design Source, Inc.
filed 2007-11-08
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 000-52089

DESIGN SOURCE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	36-4528166
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Europa Drive
Suite 455
Chapel Hill, North Carolina 27517
(Address of principal executive offices)

(919) 933-2720
(Registrant’s telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 5, 2007, the Company had 10,718,457 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Design Source, Inc.
(A Development Stage Company)

September 30, 2007

Index
Balance Sheets	F-1
Statements of Operations	F-2
Statement of Stockholders' Equity (Deficit)	F-3
Statements of Cash Flows	F-4
Condensed Notes to the Financial Statements	F-5

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$389	$5,259

TOTAL ASSETS	$389	$5,259

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$2,248
TOTAL CURRENT LIABILITIES	-	2,248

TOTAL LIABILITIES	-	2,248

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 100,000,000 shares authorized,
10,718,457 and 10,718,457 shares issued and outstanding, respectively	108	108
Additional paid-in capital	535,815	535,815
Accumulated deficit during development stage	(535,534)	(532,912)
TOTAL STOCKHOLDERS' EQUITY	389	3,011

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$389	$5,259

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					(April 2, 2003)
	Three Months Ended		Six Months Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	(55)	6,769	68	9,160	44,595
Meals and entertainment	-	-	-	520	1,050
Advertising and marketing	-	3,970	-	8,050	6,000
Automobile expense	-	821	-	1,169	1,713
Professional fees	-	29,910	2,467	35,452	101,827
Rent and utilities	-	7,614	-	14,356	26,814
Stock compensation	-	-	-	-	327,500
Telephone	-	-	-	-	5,049
Travel	48	-	93	-	4,234
Taxes, licenses, and permits	-	-	-	532	3,476
Consulting	-	1,670	-	1,670	13,751
Total Expenses	(7)	50,754	2,628	70,909	536,009

LOSS FROM OPERATIONS	7	(50,754)	(2,628)	(70,909)	(536,009)

OTHER INCOME (EXPENSE)
Interest income	-	933	6	1,737	2,128
Interest expense	-	(270)	-	(573)	(1,653)
Total Other Income (Expense)	-	663	6	1,164	475

LOSS BEFORE TAXES	7	(50,091)	(2,622)	(69,745)	(535,534)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$7	$(50,091)	$(2,622)	$(69,745)	$(535,534)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,718,457	4,168,457	10,718,457	4,168,457

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated	Total
			Additional	Stock	During	Stockholders'
	Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance, April 2, 2003 (Inception)	-	$-	$-	$-	$-	$-
Stock issued upon incorporation at $0.05 per
share for payment of advances and
expense reimbursement	435,000	4	21,746	-	-	21,750

Stock issued for cash at $0.05 per share	200,000	2	9,998	-	-	10,000

Stock issued for expense reimbursement at
$0.05 per share	83,457	1	4,172	-	-	4,173

Net loss for the period ended March 31, 2004	-	-	-	-	(30,760)	(30,760)

Balance, March 31, 2004	718,457	7	35,916	-	(30,760)	5,163

Net loss for the year ended March 31, 2005	-	-	-	-	(16,676)	(16,676)

Balance, March 31, 2005	718,457	7	35,916	-	(47,436)	(11,513)

Stock issued for cash at $0.05 per share
for cash and subscription receivable	3,320,000	33	165,967	(6,000)	-	160,000

Net loss for the year ended March 31, 2006	-	-	-	-	(35,028)	(35,028)

Balance, March 31, 2006	4,038,457	40	201,883	(6,000)	(82,464)	113,459

Payment of stock subscription receivable	-	-	-	6,000	-	6,000

Stock issued for cash at $0.05 per share	130,000	2	6,498	-	-	6,500

Stock issued for compensation at $0.05 per share	6,550,000	66	327,434	-	-	327,500

Net loss for the year ended March 31, 2007	-	-	-	-	(450,448)	(450,448)

Balance, March 31, 2007	10,718,457	108	535,815	-	(532,912)	3,011

Net loss for the period ended September 30, 2007	-	-	-	-	(2,622)	(2,622)

Balance, September 30, 2007	10,718,457	$108	$535,815	$-	$(535,534)	$389

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	For the Six Months		(April 2, 2003)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,622)	$(69,745)	$(535,534)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (Decrease) in accounts payable	(2,248)	(15,906)	-
Increase (Decrease) in accrued interest	-	(1,080)	-
Stock issued for compensation	-	-	327,500
Expenses paid by officer	-	-	24,923
Net cash used by operating activities	(4,870)	(86,731)	(183,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash advances	-	-	1,000
Proceeds from shareholder loans	-	-	21,560
Repayment of shareholder loans	-	(21,560)	(21,560)
Proceeds from issuance of common stock	-	12,500	182,500
Net cash provided (used in) by financing activities	-	(9,060)	183,500

NET INCREASE (DECREASE) IN CASH	(4,870)	(95,791)	389

CASH, BEGINNING OF PERIOD	5,259	160,447	-

CASH, END OF PERIOD	$389	$64,656	$389

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter “the Company”) was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company’s headquarters is located in Chapel Hill, North Carolina. The Company is a development stage enterprise.

The Company’s year end is March 31.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, theses financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the accompanying financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any revenue from operations. It is primarily engaged in offering textiles to the commercial designer market utilizing the internet.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

At September 30, 2007, the Company had an accumulated deficit during the development stage of $535,534. Since its inception, the Company has not generated any revenues and has minimal cash resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $50,000. Management’s business plan is to develop a website to offer textiles to the commercial design market. Management also plans to raise capital through the sale of shares of common stock. The ability of the Company to continue in existence is dependent upon management’s successful development and implementation of its business plan resulting in profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and March 31, 2007.

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

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

During the year ended March 31, 2007, 130,000 shares of common stock were issued at $0.05 per share for cash totaling $6,500 to outside investors; 6,550,000 share of common stock were issued to its officers for compensation at $0.05 per share for $327,500 and $6,000 subscription receivable was received.

As of September 30, 2007, the Company had issued no additional shares of common stock.

NOTE 4 - INCOME TAXES

At September 30, 2007 and March 31, 2007, the Company had calculated deferred tax assets of approximately $216,891 and $215,829 respectively calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at September 30, 2007 and March 31, 2007 were as follows:

	Sept 30, 2007	March 31, 2007

Net operating loss carryforward:	$535,534	$532,912

Deferred tax asset	$216,891	$215,829

Deferred tax asset valuation allowance	(216,891)	(215,829)

Net deferred tax asset	$-	$-

At September 30, 2007 and March 31, 2007, the Company has net operating loss carryforwards of $535,534 and $532,912 respectively, which begin to expire in the year 2027. The change in the allowance account from March 31, 2007 to September 30, 2007 was $1,062.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Currently, we have no financing plans.

Plan of Operation

We will not be conducting any product research or development other than the development of a database of potential customers and our belief of their wants and needs. We have examined websites selling different home furnishings. We do not expect to purchase or sell plant or significant equipment other than to establish an office which will include computer equipment, office equipment and supplies, telephones and other assets needed for operation of our business.

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

3. We will work to contact and negotiate with large industry leaders to offer their product on our website. We will also attempt to locate smaller, new manufacturers to offer their product on a more exclusive basis. We hope to have one contract signed within the next 90 days. The foregoing is based upon our officers’ cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business. We will however continue to contact small and large companies to offer their products on our website and we will carry out our marketing plan. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer data base expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website fully operational and $5,000 to have our data base initially ready to receive information. We do not have the money to fund this. The creation and operation of the website and the data base is not dependent upon signing any contracts with a manufacturer. At some point we will have industry information available on our website and be able to accept orders for the products we will sell. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the data base. Both upgrades will be ongoing during the life of our operations. In addition to offering commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics, we will pass on industry information to interior designers that we acquire from other interior designers and manufacturers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics we will sell.

4. As soon as our website is operational, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We will attempt to target purchasers of commercial upholstery, drapery, bedspread, panel, and wall-covering fabrics such as interior designers and individual consumers. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost $40,000 for our marketing campaign. We don’t have the money to fund our marketing campaign. Marketing and advertising will be focused on promoting our website to prospective customers through direct sales and will be based on the list of prospects developed from our database. Direct sales to the interior designers and individual customer will be accomplished through e-mail, telephone calls and mailings. Advertising will be considered and used to support the e-mail, telephone calls and mailings in certain market segments. The advertising campaign will include the design and printing of various sales materials. The cost of developing the campaign is estimated to cost $40,000. Marketing is an ongoing matter which will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from the initiation of a complete marketing initiative. The foregoing is based upon our officers’ cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business and there is in fact no assurance that the foregoing event will occur.

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

6. Within 90 days from the successful launch of our website, we believe that we will begin receiving orders from purchasers. The foregoing is based upon our officers’ cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business and there is in fact no assurance that the foregoing event will occur.

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

In summary, it has proven to be a more difficult task to get our company fully operational but we continue to work our business plan while we seek new sources of cash to support the ongoing operations. The foregoing is based upon our officers’ cumulative business experience in other fields, however, our officers and directors do not have any experience in the commercial design business and there is in fact no assurance that the foregoing event will occur.

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

Results of operations

From Inception on April 2, 2003 to September 30, 2007

Since inception, we have incorporated the company, hired the attorney, and hired an auditor. We prepared a business plan. We also prepared and filed a registration statement with the SEC, which we subsequently withdrew. We have been creating an Internet website. Our loss since inception is $535,534, of which $327,500 is for stock compensation to our officers and directors, $101,827 is for professional fees, $13,751 of consulting was paid to Tryon Capital Ventures, LLC, a merchant banking group that includes Mr. Reichard, our president and Mr. Coker, our secretary, for the preparation of the business plan. Other expenses since inception include $44,595 for general and administrative; $1,050 for meals and entertainment; $6,000 for advertising and marketing; $26,814 for rent; $5,049 for telephone; $4,234 for travel; and $3,476 for taxes. There is $1,653 for interest expense which is offset by $2,128 in interest income.

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

As of September 30, 2007, our total assets were $389 consisting of cash and we had $0 in liabilities.

Critical accounting policies and estimates

Management has reviewed the financial statement disclosures for the list of the most important accounting policies that the Company has. Management feels that the accounting policies that are estimate based, fair value, and revenue recognition are the most important accounting policies that the Company has.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGN SOURCE, INC. (Registrant)

BY:	/S/ PETER REICHARD
Peter Reichard
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors