Form 10QSB
period 2007-12-31
Design Source, Inc.
filed 2008-02-14
CIK 1292519

DESIGN SOURCE, INC.
(A Development Stage Enterprise)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

As of February 14, 2008, the Company had 10,718,457 shares of common stock outstanding.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Design Source, Inc.
(A Development Stage Company)

December 31, 2007

Index
Balance Sheets	F-1
Statements of Operations	F-2
Statement of Stockholders’ Equity (Deficit)	F-3
Statements of Cash Flows	F-4
Condensed Notes to the Financial Statements	F-5

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2007	March 31,
	(unaudited)	2007
ASSETS

CURRENT ASSETS
Cash	$236	$5,259

TOTAL ASSETS	$236	$5,259

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,450	$2,248
TOTAL CURRENT LIABILITIES	6,450	2,248

TOTAL LIABILITIES	6,450	2,248

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.00001 par value, 100,000,000 shares authorized, 10,718,457 and 10,718,457 shares issued and outstanding, respectively	108	108
Additional paid-in capital	535,815	535,815
Accumulated deficit during development stage	(542,137)	(532,912)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(6,214)	3,011

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$236	$5,259

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					(April 2, 2003)
	Three Months Ended		Nine Months Ended		through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	99	3,725	168	16,360	44,694
Meals and entertainment	-	245	-	765	1,050
Advertising and marketing	-	1,000	-	6,000	6,000
Automobile expense	-	544	-	1,713	1,713
Professional fees	6,450	16,499	8,851	51,951	108,277
Rent and utilities	-	10,371	-	21,018	26,814
Stock compensation	-	-	-	-	327,500
Telephone	-	-	-	-	5,049
Travel	54	827	147	4,112	4,288
Taxes, licenses, and permits	-	504	-	1,036	3,476
Consulting	-	-	65	1,670	13,751
Total Expenses	6,603	33,715	9,231	104,625	542,612

LOSS FROM OPERATIONS	(6,603)	(33,715)	(9,231)	(104,625)	(542,612)

OTHER INCOME (EXPENSE)
Interest income	-	331	6	2,069	2,128
Interest expense	-	-	-	(573)	(1,653)
Total Other Income (Expense)	-	331	6	1,496	475

LOSS BEFORE TAXES	(6,603)	(33,384)	(9,225)	(103,129)	(542,137)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,603)	$(33,384)	$(9,225)	$(103,129)	$(542,137)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,718,457	4,168,457	10,718,457	4,168,457

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated	Total
			Additional	Stock	During	Stockholders'
	Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance, April 2, 2003 (Inception)	-	$-	$-	$-	$-	$-

Stock issued upon incorporation at $0.05 per share for payment of advances and expense reimbursement	435,000	4	21,746	-	-	21,750

Stock issued for cash at $0.05 per share	200,000	2	9,998	-	-	10,000

Stock issued for expense reimbursement at $0.05 per share	83,457	1	4,172	-	-	4,173

Net loss for the period ended March 31, 2004	-	-	-	-	(30,760)	(30,760)

Balance, March 31, 2004	718,457	7	35,916	-	(30,760)	5,163

Net loss for the year ended March 31, 2005	-	-	-	-	(16,676)	(16,676)

Balance, March 31, 2005	718,457	7	35,916	-	(47,436)	(11,513)

Stock issued for cash at $0.05 per share for cash and subscription receivable	3,320,000	33	165,967	(6,000)	-	160,000

Net loss for the year ended March 31, 2006	-	-	-	-	(35,028)	(35,028)

Balance, March 31, 2006	4,038,457	40	201,883	(6,000)	(82,464)	113,459

Payment of stock subscription receivable	-	-	-	6,000	-	6,000

Stock issued for cash at $0.05 per share	130,000	2	6,498	-	-	6,500

Stock issued for compensation at $0.05 per share	6,550,000	66	327,434	-	-	327,500

Net loss for the year ended March 31, 2007	-	-	-	-	(450,448)	(450,448)

Balance, March 31, 2007	10,718,457	108	535,815	-	(532,912)	3,011

Net loss for the period ended December 31, 2007	-	-	-	-	(9,225)	(9,225)

Balance, December 31, 2007	10,718,457	$108	$535,815	$-	$(542,137)	$(6,214)

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	For the Nine Months		(April 2, 2003)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,225)	$(103,129)	$(542,137)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in accounts receivable	-	(1,507)
Increase (Decrease) in accounts payable	4,202	(19,108)	6,450
Increase (Decrease) in accrued interest	-	(1,080)	-
Stock issued for compensation	-	-	327,500
Expenses paid by officer	-	-	24,923
Net cash used by operating activities	(5,023)	(124,824)	(183,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash advances	-	-	1,000
Proceeds from shareholder loans	-	-	21,560
Repayment of shareholder loans	-	(21,560)	(21,560)
Proceeds from issuance of common stock	-	12,500	182,500
Net cash provided (used in) by financing activities	-	(9,060)	183,500

NET INCREASE (DECREASE) IN CASH	(5,023)	(133,884)	236

CASH, BEGINNING OF PERIOD	5,259	160,447	-

CASH, END OF PERIOD	$236	$26,563	$236

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter “the Company”) was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company’s headquarters is located in Chapel Hill, North Carolina. The Company is a development stage enterprise.

The Company’s year end is March 31.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, theses financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. It has been primarily engaged in offering textiles to the commercial designer market utilizing the internet.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At December 31, 2007, the Company had an accumulated deficit during the development stage of $542,137. Since its inception, the Company has not generated any revenues and has minimal cash resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $50,000.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)

The Company has determined that it can not continue with it’s business operations as outlined in it’s original business plan because of a lack of financial results and resources; therefore, although the Company may return to it’s intended business operations at a later date, it has redirected it’s focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, the Company can not assure that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

The Company has minimal operating costs and expenses at the present time due to its limited business activities. The Company may, however, be required to raise additional capital over the next twelve months to meet its current administrative expenses, and it may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of the Company’s equity securities and/or loans from its directors. There is no assurance that additional financing will be available, if required, or on terms favorable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and March 31, 2007.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statements hall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

As of December 31, 2007, the Company had issued no additional shares of common stock.

NOTE 4 - INCOME TAXES

At December 31, 2007 and March 31, 2007, the Company had calculated deferred tax assets of approximately $219,566 and $215,829 respectively calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at December 31, 2007 and March 31, 2007 were as follows:

	Dec 31, 2007	March 31, 2007

Net operating loss carryforward:	$542,137	$532,912

Deferred tax asset	$219,566	$215,829

Deferred tax asset valuation allowance	(219,566)	(215,829)

Net deferred tax asset	$-	$-

At December 31, 2007 and March 31, 2007, the Company has net operating loss carryforwards of $542,137 and $532,912 respectively, which begin to expire in the year 2027. The change in the allowance account from March 31, 2007 to December 31, 2007 was $3,737.

NOTE 5 - SUBSEQUENT EVENTS

On February 7, 2008, Design Source received a $50,000 investment from an investor for the sale of 500,000 shares of its common stock at $0.10 per share.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)

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

Plan of Operation
We were incorporated on April 2, 2003, to offer a comprehensive supply of, market and distribute commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to the interior designer industry and individual retail customers on our proprietary Internet website. We have determined that we can not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we can not assure that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

We have minimal operating costs and expenses at the present time due to our limited business activities. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity securities and/or loans from our directors. There is no assurance that additional financing will be available, if required, or on terms favorable to us.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions

ITEM 3. CONTROLS AND PROCEDURES
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

DESIGN SOURCE, INC.
(A Development Stage Enterprise)

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)

PART II – OTHER INFORMATION

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

DESIGN SOURCE, INC.
(A Development Stage Enterprise)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2008	DESIGN SOURCE, INC.
(Registrant)

	BY:	/S/ PETER REICHARD
Peter Reichard
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors