Form 10KSB
period 2008-03-31
Design Source, Inc.
filed 2008-06-30
CIK 1292519

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to

Commission file number 000-52089

DESIGN SOURCE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	36-4528166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Europa Drive, Suite 455, Chapel Hill, North Carolina	27517
(Address of principal executive offices)	(Zip Code)

(919) 933-2720
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Name of each Exchange on Which Registered: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of June 20, 2008 there were 4,150,000 issued and outstanding shares of our common stock, $.00001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on June 20, 2008 was approximately $622,500 based on the average bid and asked price of our common stock on June 20, 2008, which was $0.15 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,218,457 shares of common stock, $0.00001 par value, as of June 20, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Description of Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  BUSINESS

Recent Events

We were incorporated on April 2, 2003, to offer a comprehensive supply of, market and distribute commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to the interior designer industry and individual retail customers on our proprietary Internet website.

We have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available, or of the nature of any business opportunity that we may find, or of the financial resources required of any possible business opportunity.

General

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

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions

Private Placement

On February 7, 2008, we sold 500,000 shares of our common stock to one investor at a price of $0.10 per share, or $50,000 in the aggregate, in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no other cash provided by financing activities for the three months ended March 31, 2008.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any property. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is 100 Europa Drive, Suite 455, Chapel Hill, North Carolina 27517. Our telephone number is (919) 933-2720. This is the office of our President, Peter Reichard, and the current business office of Tryon Capital Ventures, LLC. We pay Mr. Reichard rent of $400 per month.

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

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “DSGS.”A summary of the closing high and low bids by quarter for the 2008 and 2007 fiscal years is as follows:

Fiscal Quarter		High Bid	Low Bid
2008
	Fourth Quarter 01-01-08 to 03-31-08	$0.15	$0.15
	Third Quarter 10-01-07 to 12-31-07	$0.15	$0.15
	Second Quarter 07-01-07 to 09-30-07	$0.15	$0.15
	First Quarter 04-01-07 to 06-30-07	$0.15	$0.15
2007
	Fourth Quarter 01-01-07 to 03-31-07	$0.15	$0.15
	Third Quarter 10-01-06 to 12-31-06	$0.15	$0.05
	Second Quarter 07-25-06 to 09-30-06	None	None

Of the 11,218,457 shares of common stock outstanding as of June 20, 2008, 7,068,457 shares are owned by our officers and directors and may only be resold in compliance with the Securities Act of 1933.

At June 20, 2008, there were 15 holders of record.

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

We have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available, or of the nature of any business opportunity that we may find, or of the financial resources required of any possible business opportunity.

We have minimal operating costs and expenses at the present time due to our limited business activities. To meet our current needs for cash we completed a private placement of our common stock on February 7, 2008 and raised $50,000. We believe that the $50,000 we raised will be sufficient to meet our administrative expenses for the next six to 12 months. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity securities and/or loans from our directors. There is no assurance that additional financing will be available, if required, or on terms favorable to us.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

PART III

ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm – Sherb & Co., LLP	F-1

Report of Independent Registered Public Accounting Firm – Williams & Webster, P.S.	F-2

Balance Sheets as of March 31, 2008 and March 31, 2007	F-3

Statements of Operations for the years ended March 31, 2008 and March 31, 2007 and for the period from April 2, 2003 (inception) through March 31, 2008	F-4

Statement of Stockholders’ Deficit	F-5

Statements of Cash Flows for the years ended March 31, 2008 and March 31, 2007 and for the period from April 2, 2003 (inception) through March 31, 2008	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Design Source, Inc. (A Development Stage Company):

We have audited the accompanying balance sheet of Design Source, Inc. (A Development Stage Company) as of March 31, 2008 and the related statement of operations, stockholders' equity and cash flows for the year ended March 31, 2008. The period beginning April 2, 2003 (Inception) through March 31, 2007 were audited by the predecessor accounting firms. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and the results of their operations and their cash flows for the year ended March 31, 2008 and the period beginning April 2, 2003 (Inception) through March 31, 2007 which were audited by the predecessor accounting firms, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Sherb & Co., LLP
Certified Public Accountants
New York, New York
June 20, 2008

Design Source, Inc.
Chapel Hill, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Design Source, Inc. (a development stage company) as of March 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Design Source, Inc. as of March 31, 2007 and the results of its operations, stockholders’ equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 12, 2007

DESIGN SOURCE, INC.
(a development stage company)

Balance Sheets
	March 31,	March 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$22,372	$5,259

TOTAL ASSETS	$22,372	$5,259

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,000	$2,248
TOTAL CURRENT LIABILITIES	5,000	2,248

TOTAL LIABILITIES	5,000	2,248

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,218,457 and 10,718,457 shares issued and outstanding, respectively	113	108

Additional paid-in capital	585,810	535,815
Accumulated deficit during development stage	(568,551)	(532,912)
TOTAL STOCKHOLDERS' EQUITY	17,372	3,011

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,372	$5,259

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(a development stage company)

Statements of Operations

			From Inception
			(April 2, 2003)
	For the Year Ended		through
	March 31,	March 31,	March 31,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES
General and administrative	314	59,280	63,128
Professional fees	35,331	35,262	148,443
Taxes	-	1,036	1,036
Management fees	-	28,919	28,919
Stock compensation	-	327,500	327,500
Total Expenses	35,645	451,997	569,026

LOSS FROM OPERATIONS	(35,645)	(451,997)	(569,026)

OTHER INCOME (EXPENSE)
Interest income	6	2,122	2,128
Interest expense	-	(573)	(1,653)
Total Other Income (Expense)	6	1,549	475

LOSS BEFORE TAXES	(35,639)	(450,448)	(568,551)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(35,639)	$(450,448)	$(568,551)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.00)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,218,457	4,847,772

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(a development stage company)

Statement of Stockholder’s Equity (Deficit)

					Deficit
					Accumulated	Total
			Additional	Stock	During	Stockholders'
	Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance, April 2, 2003 (Inception)	-	$-	$-	$-	$-	$-
Stock issued upon incorporation at $0.05 per share for payment of advances and expense reimbursement	435,000	4	21,746	-	-	21,750

Stock issued for cash at $0.05 per share	200,000	2	9,998	-	-	10,000

Stock issued for expense reimbursement at $0.05 per share	83,457	1	4,172	-	-	4,173

Net loss for the period ended March 31, 2004	-	-	-	-	(30,760)	(30,760)

Balance, March 31, 2004	718,457	7	35,916	-	(30,760)	5,163

Net loss for the year ended March 31, 2005	-	-	-	-	(16,676)	(16,676)

Balance, March 31, 2005	718,457	7	35,916	-	(47,436)	(11,513)

Stock issued for cash at $0.05 per share for cash and subscription receivable	3,320,000	33	165,967	(6,000)	-	160,000

Net loss for the year ended March 31, 2006	-	-	-	-	(35,028)	(35,028)

Balance, March 31, 2006	4,038,457	40	201,883	(6,000)	(82,464)	113,459

Payment of stock subscription receivable	-	-	-	6,000	-	6,000

Stock issued for cash at $0.05 per share	130,000	2	6,498	-	-	6,500

Stock issued for compensation at $0.05 per share	6,550,000	66	327,434	-	-	327,500

Net loss for the year ended March 31, 2007	-	-	-	-	(450,448)	(450,448)

Balance, March 31, 2007	10,718,457	108	535,815	-	(532,912)	3,011

Sale of common stock at $0.10 per share	500,000	5	49,995	-	-	50,000

Net loss for the period ended March 31, 2008	-	-	-	-	(35,639)	(35,639)

Balance, March 31, 2008	11,218,457	$113	$585,810	$-	$(568,551)	$17,372

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(a development stage company)

Statements of Cash Flows

			From Inception
	For the Year Ended		(April 2, 2003)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,639)	$(450,448)	$(568,551)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (Decrease) in accounts payable	2,752	(22,100)	5,000
Increase (Decrease) in accrued interest	-	(1,080)	-
Stock issued for compensation	-	327,500	327,500
Issuance of common stock for reimbursement of expenses	-	-	25,923
Net cash used by operating activities	(32,887)	(146,128)	(210,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	-	21,560
Repayment of shareholder loans	-	(21,560)	(21,560)
Proceeds from issuance of common stock	50,000	12,500	232,500
Net cash provided by (used in) financing activities	50,000	(9,060)	232,500

NET INCREASE (DECREASE) IN CASH	17,113	(155,188)	22,372

CASH, BEGINNING OF PERIOD	5,259	160,447	-

CASH, END OF PERIOD	$22,372	$5,259	$22,372

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$573	$1,653
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, Inc.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

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

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $35,639 and $450,448 for the years ended March 31, 2008 and 2007, respectively. In addition, the Company had an accumulated deficit of $568,551 at March 31, 2008. Since its inception, the Company has not generated any revenues and has minimal cash resources.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $55,000.

DESIGN SOURCE, Inc.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

The Company has determined that it cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, the Company cannot assure that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

The Company has minimal operating costs and expenses at the present time due to its limited business activities. The Company, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity securities and/or loans from our directors. There is no assurance that additional financing will be available, if required, or on terms favorable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

DESIGN SOURCE, Inc.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008 and March 31, 2007.

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (hereinafter "SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. During the years ended March 31, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

DESIGN SOURCE, Inc.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

Basic and Diluted Earnings (Loss) Per Share
The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive.

Web Site Development
The Company must develop a web site to facilitate its business plan. Costs incurred in this project will be expensed as incurred in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as amplified by Emerging Issues Task Force Abstract No. 00-2, "Accounting for Web Site Development Costs." During the years ended March 31, 2008 and 2007 respectively, the Company had incurred $42 and $4,183 of web site development costs.

Recently Issued Accounting Pronouncements Affecting The Company
Statement of Financial Accounting Standard Statement No. 141 (revised 2007) Business Combinations
In December 2007, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

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

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

DESIGN SOURCE, Inc.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Statement of Financial Accounting Standard Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

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

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

DESIGN SOURCE, Inc.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

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

NOTE 3 – EQUITY TRANSACTIONS

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

DESIGN SOURCE, Inc.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

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

As of March 31, 2007, the Company had issued no additional shares of common stock. During the year ended March 31, 2008, 500,000 shares of common stock were issued at $0.10 per share for cash totaling $50,000 to Milestone Enhanced Fund Ltd;

NOTE 4 – INCOME TAXES

At March 31, 2008 and March 31, 2007, the Company had calculated deferred tax assets of approximately $229,000 and $215,000, respectively calculated at a combined federal and state expected rate of 42.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2008 and March 31, 2007 were as follows:

	March 31, 2008	March 31, 2007

Net operating loss carryforward:	$568,551	$532,912

Deferred tax asset – net operating losses	$229,000	$215,000

Deferred tax asset valuation allowance	(229,000)	(215,000)

Net deferred tax asset	$0	$0

DESIGN SOURCE, Inc.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

At March 31, 2008 and March 31, 2007, the Company has net operating loss carryforwards of $566,000 and $531,000 respectively, which begin to expire in the year 2027. The change in the allowance account from March 31, 2007 to March 31, 2008 was $14,000.

NOTE 5 - RELATED PARTY DEBT AND TRANSACTIONS

In 2004 and 2005, Company directors loaned the Company a total of $21,560. The underlying notes were unsecured with interest at 5%, and a scheduled maturity of October 2007 for all principal and accrued interest. There were no monthly note payments due during the term of the loans. As of March 31,2008and 2007, all shareholder loans and accrued interest had been repaid.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Management’s Annual Report on Internal Control Over Financial Reporting. The management of Design Source, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Under the supervision and with the participation of our senior management, consisting of Peter Reichard, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

    Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of March 31, 2008, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

On February 7, 2008, we sold 500,000 shares of our common stock to one investor at a price of $0.10 per share, or $50,000 in the aggregate, in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no other cash provided by financing activities for the three months ended March 31, 2008.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Peter A. Reichard	52	president, treasurer, chief executive officer,
2211 Wright Avenue		chief financial officer
Greensboro, North Carolina 27403		and a member of the board of directors

Peter L. Coker	66	secretary and a member of the board of
12804 Morehead		directors
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

Peter L. Coker has served as our Secretary and member of our board of directors since September 2003. Mr. Coker is a partner of Tryon Capital Ventures, LLC, is engaged in the business of assisting and promoting start-up companies. He has been with the firm since January 2004. From June 2001 to December 2003, Mr. Coker was a partner in Tryon Capital, a partnership which was engaged in the business of assisting and promoting start-up companies. Tryon Capital was a boutique merchant banking firm located in the Research Triangle Park in North Carolina. It was designed to reenergize and stimulate struggling early-state and middle market companies by combining analyses, strategy, people and money. Tryon Capital is no longer in business. Accordingly, there is no affiliation between Tryon Capital and Tryon Capital Ventures LLC. Mr. Coker currently sits on the Board of Directors of eTrials Worldwide, Inc., and The North Carolina State University Investment Fund (as Chairman of the Board). From February 2004 to November 2004, Mr. Coker was chairman of the board of directors of Beijing Med-Pharm Corporation. Prior to his work at Tryon Capital Ventures, he was a managing director of Tryon Capital Holdings, LLC, which is also an investment banking firm from June 2001 through December 2003. As Senior Managing Director for Capital Investment Partners, LLC, from June 1996 through May 2001, Mr. Coker worked with small companies primarily in North Carolina that needed financing. He would perform due diligence on them, help structure the new financing and search for interested investors. Mr. Coker has a Bachelor of Arts degree in Economics from North Carolina State University (1966) and an Master of Arts degree in Economics from North Carolina (1968).

Involvement in Certain Legal Proceedings

Not applicable.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

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

Section 16(a) of the Securities Exchange Act of 1934

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of our common stock. Copies of such reports are required to be furnished to us. Based solely on review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that during the year ended March 31, 2008, all officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

  The following table sets forth the compensation paid by us for the last two fiscal years ending March 31 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peter A. Reichard	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0

Peter L. Cokerard	2008	0	0	0	0	0	0	0	0
Vice President	2007	0	0	0	0	0	0	0	0

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

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares	Ownership [2]

Peter A. Reichard [3]	3,275,0000	29.19%
2211 Wright Avenue
Greensboro, North Carolina 27403

Peter L. Coker [4]	3,793,457	33.81%
12804 Morehead
Chapel Hill, North Carolina 27517

All officers and directors as a group (2 persons)	7,068,457	63.01%

[1]	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

[2]	Percentage based upon 11,218,457 shares of common stock outstanding as of June 20, 2008.

[3]	Does not include 200,000 shares owned by Lawrence J. Reichard, the brother of Peter A. Reichard, as to which Peter A. Reichard disclaims beneficial ownership.

[4]	Includes 518,457 shares owned by Tryon Capital, LLC, as to which shares Mr. Coker is the beneficial owner.

Changes in Control

There are no arrangements which may result in a change of control of Design Source.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently use a portion of Peter Reichard’s office space in consideration of $400.00 per month. The rent was established through negotiations and payment began as of April 1, 2006. The rent charged by Mr. Reichard is not more favorable to Mr. Reichard than rent charged by an unaffiliated third party. The rental agreement is oral. There are no written documents evidencing the rental agreement.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

PART IV

ITEM 13.  EXHIBITS

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 2, 2003 (1)
3.2	3.2	By-Laws of Registrant (1)
14	14.1	Code of Ethics (2)
21	*	List of Subsidiaries
31.1/31.2	*	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer
99.1	99.1	Subscription Agreement (1)
99.2	99.1	Audit Committee Charter (2)
99.3	99.2	Disclosure Committee Charter (2)

* Filed herewith.

(1)
Filed with the Securities and Exchange Commission on June 4, 2004 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-116161) on Form SB-2, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on June 29, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Form 10-KSB for the fiscal year ended March 31, 2006 (SEC File No. 333-116161), which exhibit is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended March 31, 2008 and March 31, 2007 are set forth in the table below:

Fee Category	Fiscal year ended February 29, 2008	Fiscal year ended February 28, 2007
Audit fees (1)	$12,000	$17,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$12,000	$17,000

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X consisted of our audit committee pre-approval of all accounting related activities prior to the performance of any services by any accountant or auditor.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chapel Hill, North Carolina, on this 30th day of June, 2008.

DESIGN SOURCE, INC.

By:	/s/ Peter A. Reichard
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

Signature	Title	Date

/s/ Peter a. Reichard	President, Principal Executive Officer,	June 30, 2008
Peter A. Reichard	Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

/s/ Peter L. Coker	Secretary and a member of the Board of	June 30, 2008
Peter L. Coker	Directors.