Form 10-Q
period 2008-06-30
Design Source, Inc.
filed 2008-08-11
CIK 1292519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 000-52089

Design Source, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	36-4528166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Europa Drive, Suite 455, Chapel Hill, North Carolina 27517

(Address of principal executive offices)

(919) 933-2720

(Registrant’s telephone number, including area code)

Indicate whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☒ No ☐

As of August 11, 2008 there were 11,218,457 shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

Design Source, Inc.

Index to Quarterly Report on Form 10-Q for Quarter Ended June 30, 2008

Part I - Financial Information

Item 1. Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4T. Controls and Procedures	13

Part II - Other Information

Item 6 Exhibits.

Signatures	14

Exhibit 31.1

Exhibit 32.1

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash	$5,539	$22,372

TOTAL ASSETS	$5,539	$22,372

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,415	$5,000
TOTAL CURRENT LIABILITIES	8,415	5,000

TOTAL LIABILITIES	8,415	5,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,218,457 and 11,218,457 shares issued and outstanding, respectively	113	113
Additional paid-in capital	585,810	585,810
Accumulated deficit during development stage	(588,799)	(568,551)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,876)	17,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,539	$22,372

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			(April 2, 2003)
	Three Months Ended		through
	June 30,	June 30,	June 30,
	2008	2007	2008
	Unaudited	Unaudited	Unaudited
REVENUES	$-	$-	$-
EXPENSES
General and administrative	1,353	169	64,481
Professional fees	18,659	4,006	167,102
Taxes	-	-	1,036
Management fees	236	-	29,155
Stock compensation	-	-	327,500
Total Expenses	20,248	4,175	589,274

LOSS FROM OPERATIONS	(20,248)	(4,175)	(589,274)

OTHER INCOME (EXPENSE)
Interest income	-	6	2,128
Interest expense	-	-	(1,653)
Total Other Income (Expense)	-	6	475
LOSS BEFORE TAXES	(20,248)	(4,169)	(588,799)
INCOME TAX EXPENSE	-	-	-
NET LOSS	$(20,248)	$(4,169)	$(588,799)
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,218,457	10,718,457

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	Three Months Ended		(April 2, 2003)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2008	2007	2008
	Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,248)	$(4,169)	$(588,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	3,415	1,693	8,415
Stock issued for compensation	-	-	327,500
Issuance of common stock for reimbursement of expenses	-	-	25,923
Net cash used in operating activities	(16,833)	(2,476)	(226,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loans	-	-	21,560
Repayment of stockholder loans	-	-	(21,560)
Proceeds from issuance of common stock	-	-	232,500
Net cash provided by financing activities	-	-	232,500

NET INCREASE (DECREASE) IN CASH	(16,833)	(2,476)	5,539

CASH, BEGINNING OF PERIOD	22,372	5,259	-

CASH, END OF PERIOD	$5,539	$2,783	$5,539

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,653
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter "the Company") was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company's headquarters is located in Chapel Hill, North Carolina. The Company is a development stage enterprise.

The Company's year end is March 31.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any revenue from operations. It was primarily engaged in offering textiles to the commercial designer market utilizing the internet.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2008
(Unaudited)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $20,248 for the three months ended June 30, 2008. In addition, the Company had an accumulated deficit of $588,799 as of June 30, 2008. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

The Company has minimal operating costs and expenses at the present time due to its limited business activities. The Company, however, would be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity securities and/or loans from our directors. There is no assurance that additional financing will be available, if required, or on terms favorable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2008
(Unaudited)

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008 and March 31, 2008.

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

Web Site Development
The Company must develop a web site to facilitate its business plan. Costs incurred in this project will be expensed as incurred in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as amplified by Emerging Issues Task Force Abstract No. 00-2, "Accounting for Web Site Development Costs." During the period ended June 30, 2008, the Company had not incurred any web site development costs.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2008
(Unaudited)

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

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

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

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2008
(Unaudited)

During the year ended March 31, 2008, 500,000 shares of common stock were issued at $0.10 per share for cash totaling $50,000 to Milestone Enhanced Fund Ltd;

During the three months ended June 30, 2008, the Company had not issued any additional shares of common stock.

NOTE 4 - INCOME TAXES

At June 30, 2008 and March 31, 2008, he Company had calculated deferred tax assets of approximately $238,000 and $229,000, respectively, calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets as June 30, 2008 and March 31, 2008 were as follows:

	June 30, 2008	March 31, 2008
Net operating loss carryforward	$238,000	$229,000
Valuation allowance	(238,000)	(229,000)
Net deferred tax asset	$-	$-

At June 30, 2008 and March 31, 2008, the Company has net operating loss carryforwards of approximately $587,000 and $566,000, respectively, which begin to expire in the year 2027. The change in the allowance account from March 31, 2008 to June 30, 2008 was approximately $8,200.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

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

Plan of Operation

We were incorporated on April 2, 2003, to offer a comprehensive supply of, market and distribute commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to the interior designer industry and individual retail customers on our proprietary Internet website. We have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure that there will be any other business opportunities available nor the nature of the business opportunity, if any, nor any indication of the financial resources required to take advantage of any possible business opportunity.

We have minimal operating costs and expenses at the present time due to our limited business activities. We may, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity securities, loans from our directors, or other transactions. There can be no assurance that additional financing would be available to us if required, or that the terms would be favorable to us and our stockholders.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Results of Operations

For the period from inception (April 2, 2003) to June 30, 2008, we had no revenues and incurred net operating losses of ($588,799). For the quarter ended June 30, 2008, we incurred net operating losses of ($20,248), which consisted of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at June 30, 2008, was $5,539. In order to satisfy our cash requirements for the current period we will have to raise additional funds as described above. There can be no assurance that we will be able to do so.

Net cash used in operating activities in the quarter ended June 30, 2008, was ($16,833). Net cash used in operating activities from inception through June 30, 2008, was $226,961. Net cash provided by financing activities from inception through June 30, 2008, was $232,500. We had no financing activity in the quarter ended June 30, 2008. Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 2, Summary of Significant Accounting Policies, of the financial statements included in this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

A. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 fiscal year-end.

B. Basic Earnings Per Share

In February 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective as of the date of inception (April 2, 2003).

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.

C. Cash Equivalents

The Company considers all highly liquid investments, if any, purchased with an original maturity of three months or less to be cash equivalents.

D. Use Of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E. Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ITEM 4T. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit 31.1	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer.
Exhibit 32.1	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August ___, 2008	Design Source, Inc.

	By	/s/ Peter Reichard
Peter Reichard, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer