Form 10-Q
period 2008-09-30
Design Source, Inc.
filed 2008-10-28
CIK 1292519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☒ No ☐

As of October 28, 2008 there were 11,218,457 shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

Design Source, Inc.

Index to Quarterly Report on Form 10-Q for Quarter Ended September 30, 2008

Part I – Financial Information

Item 1.	Financial Statements

	Balance Sheets	3

	Statements of Operations	4

	Statements of Cash Flows	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T.	Controls and Procedures	12

Part II – Other Information

Item 6.	Exhibits.	13

Signatures		(Follows page 13)

Exhibit 31.1
Exhibit 32.1

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$305	$22,372

TOTAL ASSETS	$305	$22,372

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,291	$5,000
TOTAL CURRENT LIABILITIES	6,291	5,000

TOTAL LIABILITIES	6,291	5,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 100,000,000 shares authorized,
11,218,457shares issued and outstanding	113	113
Additional paid-in capital	585,810	585,810
Accumulated deficit during development stage	(591,909)	(568,551)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(5,986)	17,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$305	$22,372

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					(April 2, 2003)
	Three Months Ended		Six Months Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	(181)	(7)	1,172	161	64,300
Professional fees	3,291	-	21,950	2,467	170,393
Taxes	-	-	-	-	1,036
Management fees	-	-	236	-	29,155
Stock compensation	-	-	-	-	327,500
Total Expenses	3,110	(7)	23,358	2,628	592,384

INCOME (LOSS) FROM OPERATIONS	(3,110)	7	(23,358)	(2,628)	(592,384)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	6	2,128
Interest expense	-	-	-	-	(1,653)
Total Other Income (Expense)	-	-	-	6	475

INCOME (LOSS) BEFORE TAXES	(3,110)	7	(23,358)	(2,622)	(591,909)

INCOME TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$(3,110)	$7	$(23,358)	$(2,622)	$(591,909)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,218,457	10,718,457	11,218,457	10,718,457

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(April 2, 2003)
	Six Months Ended		through
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,358)	$(2,622)	$(591,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	1,291	(2,248)	6,291
Stock issued for compensation	-	-	327,500
Issuance of common stock for reimbursement of expenses	-	-	25,923
Net cash used in operating activities	(22,067)	(4,870)	(232,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loans	-	-	21,560
Repayment of stockholder loans	-	-	(21,560)
Proceeds from issuance of common stock	-	-	232,500
Net cash provided by financing activities	-	-	232,500

NET INCREASE (DECREASE) IN CASH	(22,067)	(4,870)	305

CASH, BEGINNING OF PERIOD	22,372	5,259	-

CASH, END OF PERIOD	$305	$389	$305

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,653
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter "the Company") was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company's headquarters is located in Chapel Hill, North Carolina. The Company is a development stage enterprise.

The Company's year end is March 31.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2008
(Unaudited)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $23,358 for the six months ended September 30, 2008. In addition, the Company had an accumulated deficit of $591,909 as of September 30, 2008. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial results and resources; therefore, although it may return to its intended business operations at a later date, it has redirected its focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, the Company cannot assure that there will be any business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

The Company has minimal operating costs and expenses at the present time due to its limited business activities. The Company, however, will be required to raise additional capital over the next twelve months to meet its current administrative expenses, and may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of equity securities and/or loans from directors. There is no assurance that additional financing will be available, if required, or on terms favorable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2008
(Unaudited)

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008 and March 31, 2008.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2008
(Unaudited)

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

During the six months ended September 30, 2008, the Company had not issued any additional shares of common stock.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2008
(Unaudited)

NOTE 4 - INCOME TAXES

At September 30, 2008 and March 31, 2008, the Company had calculated deferred tax assets of approximately $239,000 and $229,000, respectively, calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets as September 30, 2008 and March 31, 2008 were as follows:

	September 30, 2008	March 31, 2008

Net operating loss carryforward	$239,000	$229,000

Valuation allowance	(239,000)	(229,000)

Net deferred tax asset	$-	$-

At September 30, 2008 and March 31, 2008, the Company has net operating loss carryforwards of approximately $590,000 and $566,000, respectively, which begin to expire in the year 2027. The change in the allowance account from March 31, 2008 to September 30, 2008 was approximately $9,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

For the period from inception (April 2, 2003) to September 30, 2008, we had no revenues and incurred net operating losses of $591,909. For the quarter and six months ended September 30, 2008, we incurred net operating losses of $3,110 and $23,358, respectively, which consisted of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at September 30, 2008, was $305. In order to satisfy our cash requirements for the current period we will have to raise additional funds as described above. There can be no assurance that we will be able to do so.

Net cash used in operating activities in the six months ended September 30, 2008, was $22,607. Net cash used in operating activities from inception through September 30, 2008, was $232,195. Net cash provided by financing activities from inception through September 30, 2008, was $232,500. We had no financing activity in the six months ended September 30, 2008. Our independent registered public accounting firm has expressed the opinion that in our current condition, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 2, Summary of Significant Accounting Policies, of the financial statements included in this report.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive and financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2008, our internal control over financial reporting was effective based on those criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2008	Design Source, Inc.

By: /s/ Peter Reichard
Peter Reichard, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer