Form 10-Q
period 2008-12-31
Design Source, Inc.
filed 2009-02-12
CIK 1292519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                OF 1934

For the quarterly period ended December 31, 2008
or

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

As of February 10, 2009 there were 11,218,457 shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

DESIGN SOURCE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PAGE

Balance Sheets as of December 31, 2008 and March 31, 2008	4

Statements of Operations for the three and nine month periods ended December 31, 2008 and 2007 and for the period from April 2, 2003 (Inception) through December 31, 2008	5

Statements of Cash Flows for the nine month periods ended December 31, 2008 and 2007 and for the period from April 2, 2003 (Inception) through December 31, 2008	6

Notes to Financial Statements	7

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$14	$22,372

TOTAL ASSETS	$14	$22,372

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$9,188	$5,000
TOTAL CURRENT LIABILITIES	9,188	5,000

TOTAL LIABILITIES	9,188	5,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,218,457 shares issued and outstanding	113	113
Additional paid-in capital	585,810	585,810
Accumulated deficit during development stage	(595,097)	(568,551)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,174)	17,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14	$22,372

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					(April 2, 2003)
	Three Months Ended		Nine Months Ended		through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	-	153	1,171	315	64,300
Professional fees	3,188	6,450	25,139	8,916	173,581
Taxes	-	-	-	-	1,036
Management fees	-	-	236	-	29,155
Stock compensation	-	-	-	-	327,500
Total Expenses	3,188	6,603	26,546	9,231	595,572

LOSS FROM OPERATIONS	(3,188)	(6,603)	(26,546)	(9,231)	(595,572)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	6	2,128
Interest expense	-	-	-	-	(1,653)
Total Other Income (Expense)	-	-	-	6	475

LOSS BEFORE TAXES	(3,188)	(6,603)	(26,546)	(9,225)	(595,097)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,188)	$(6,603)	$(26,546)	$(9,225)	$(595,097)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	11,218,457	10,718,457	11,218,457	10,718,457

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(April 2, 2003)
	Nine Months Ended		through
	December 31,	December 31,	December 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,546)	$(9,225)	$(595,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	4,188	4,202	9,188
Stock issued for compensation	-	-	327,500
Issuance of common stock for reimbursement of expenses	-	-	25,923
Net cash used in operating activities	(22,358)	(5,023)	(232,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	-	21,560
Repayment of shareholder loans	-	-	(21,560)
Proceeds from issuance of common stock	-	-	232,500
Net cash provided by financing activities	-	-	232,500

NET INCREASE (DECREASE) IN CASH	(22,358)	(5,023)	14

CASH, BEGINNING OF PERIOD	22,372	5,259	-

CASH, END OF PERIOD	$14	$236	$14

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,653
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2008
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter "the Company") was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company's headquarters is located in Chapel Hill, North Carolina. The Company is a development stage enterprise.

The Company's year end is March 31.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2008
(Unaudited)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $26,546 for the nine months ended December 31, 2008. In addition, the Company had an accumulated deficit of $595,097 as of December 31, 2008. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2008
(Unaudited)

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and March 31, 2008.

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

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2008
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

During the nine months ended December 31, 2008, the Company had not issued any additional shares of common stock.

DESIGN SOURCE, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2008
(Unaudited)

NOTE 4 - INCOME TAXES

At December 31, 2008 and March 31, 2008, he Company had calculated deferred tax assets of approximately $240,000 and $229,000, respectively, calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets as December 31, 2008 and March 31, 2008 were as follows:

	December 31, 2008	March 31, 2008

Net operating loss carryforward	$240,000	$229,000

Valuation allowance	(240,000)	(229,000)

Net deferred tax asset	$-	$-

At December 31, 2008 and March 31, 2008, the Company has net operating loss carryforwards of approximately $593,000 and $566,000, respectively, which begin to expire in the year 2027. The change in the allowance account from March 31, 2008 to December 31, 2008 was approximately $11,000.

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

Results of Operations

For the period from inception (April 2, 2003) to December 31, 2008, we had no revenues and incurred net operating losses of $595,572. For the three and nine months ended December 31, 2008, we incurred net operating losses of $3,188 and $26,546, respectively, which consisted of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at December 31, 2008, was $14.  In order to satisfy our cash requirements for the current period we will have to raise additional funds as described above. There can be no assurance that we will be able to do so.

Net cash used in operating activities in the nine months ended December 31, 2008, was $22,358.  Net cash used in operating activities from inception through December 31, 2008, was $232,486. Net cash provided by financing activities from inception through December 31, 2008, was $232,500.  We had no financing activity in the nine months ended December 31, 2008.  Our independent registered public accounting firm has expressed the opinion that in our current condition, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 2, Summary of Significant Accounting Policies, of the financial statements included in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.        CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Peter Reichard, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.      RISK FACTORS

Not applicable.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended December 31, 2008.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1 / 32.2	Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2009	Design Source, Inc.

	By:	/s/ Peter Reichard
Peter Reichard, President, Principal Executive
Officer, Treasurer, Principal Financial Officer, and
Principal Accounting Officer