Form 10-K
period 2009-03-31
Design Source, Inc.
filed 2009-06-29
CIK 1292519

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: March 31, 2009
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-52089

DESIGN SOURCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4528166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Europa Drive, Suite 455, Chapel Hill, NC	27517
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  919.933.2720

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of September 30, 2008, there were 11,218,457 shares of the registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 4,150,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $622,500 based on the closing price of $0.15 for the registrant’s common stock on September 30, 2008.

As of June 25, 2009, there were 11,218,457 shares of the registrant's common stock, par value $0.00001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).

Not Applicable.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All references in this Form 10-K to the “Company,” “Design Source,” “we,” “us” or “our” are to Design Source, Inc.

PART I

ITEM 1.               BUSINESS

General

We were incorporated on April 2, 2003, to offer a comprehensive supply of, market and distribute commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to the interior designer industry and individual retail customers on our proprietary Internet website.

We subsequently determined that we could not continue with our intended business operations because of a lack of financial results and resources.  Although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure you that there will be any other business opportunities available, or of the nature of any business opportunity that we may find, or of the financial resources required of any possible business opportunity.

We have minimal operating costs and expenses at the present time due to our limited business activities. We have no employees other than our two executive officers.  We may need to raise additional capital over the next twelve months to meet our current administrative expenses, and we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of sales of our equity securities or loans from our directors. There is no assurance that additional financing will be available, if required, or on terms favorable to us.

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions

May 2009 Loan

On May 8, 2009 we received an $80,000 loan from one person and in connection therewith issued an 8.25% $80,000 convertible promissory note dated May 8, 2009.  Subject to prior conversion, interest and principal are due on the note on November 8, 2010.  The terms of conversion have not been determined but will be mutually determined by us and the holder.

Reports to Security Holders

We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission. You may read and copy any reports, statements or other information that we file with the Commission at the Commission's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the Commission at (202) 551-8090 for further information on the public reference room. These Commission filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the Commission at http://www.sec.gov.

ITEM 1A.            RISK FACTORS

Not Applicable.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.               PROPERTIES

We do not own any property. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office, consisting of approximately 200 square feet of space, is located at 100 Europa Drive, Suite 455, Chapel Hill, North Carolina 27517. The telephone number at our business office is (919) 933-2720. This is the office of our President, Peter Reichard, and the current business office of Tryon Capital Ventures, LLC. This office is provided to us by Mr. Reichard on a rent free basis.

ITEM 3.               LEGAL PROCEEDINGS

Legal Proceedings

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended March 31, 2009.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

“Bid” and ”ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “DSGS.OB” since November 17, 2006. Prior to November 17, 2006 our common stock was not quoted.

The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock on the OTCBB, reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

March 31, 2009	$0.15	$0.10
December 31, 2008	$0.15	$0.15
September 30, 2008	$0.15	$0.15
June 30, 2008	$0.15	$0.15
March 31, 2008	$0.15	$0.15
December 31, 2007	$0.15	$0.15
September 30, 2007	$0.15	$0.15
June 30, 2007	$0.15	$0.15

As of June 1, 2009, we had 16 shareholders of record of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

We issued no shares of our common stock during the fiscal year ended March 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Equity Compensation Plan Information

We have not adopted any stock option or other equity compensation plans since our inception.

ITEM 6.               SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this annual report.

Results of Operations

For the period from inception (April 2, 2003) to March 31, 2009, we had no revenues and incurred net operating losses of $633,533.  For the year ended March 31, 2009, we incurred a net operating loss of $64,507, which consisted of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at March 31, 2009, was $12.  In order to satisfy our cash requirements for the next twelve months we will have to raise additional funds. There can be no assurance that we will be able to do so.

Net cash used in operating activities during the year ended March 31, 2009, was $22,360.  Net cash used in operating activities from inception through March 31, 2009 was $232,488. Net cash provided by financing activities from inception through March 31, 2009 was $232,500.  We had no financing activity during the year ended March 31, 2009.  Our independent registered public accounting firm has expressed the opinion that in our current condition, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 2, Summary of Significant Accounting Policies, of the financial statements included in this report.

Critical Accounting Policies and Estimates

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards
No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, and accounts payable.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009 and March 31, 2008.

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

Off Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]      CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including Peter Reichard, our chief executive and financial officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of Peter Reichard, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of March 31, 2009 due to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. More specifically, the material weakness relates to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions. Due to our small size and limited financial resources, our part-time outside accountant has been the only individual involved in our accounting and financial reporting. As a result, there has been no segregation of duties within the accounting function. This lack of segregation of duties represents a material weakness. In efforts to address this material weakness, we are planning to add additional personnel to the internal accounting operation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including Peter Reichard, our Chief Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of March 31, 2009, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Peter A. Reichard	President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director	53	September 2003

Peter L. Coker	Secretary and Director	67	September 2003

Certain biographical information of our directors and officers is set forth below.

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

Peter L. Coker has served as our Secretary and member of our board of directors since September 2003. Mr. Coker is a partner of Tryon Capital Ventures, LLC, is engaged in the business of assisting and promoting start-up companies. He has been with the firm since January 2004. From June 2001 to December 2003, Mr. Coker was a partner in Tryon Capital, a partnership which was engaged in the business of assisting and promoting start-up companies. Tryon Capital was a boutique merchant banking firm located in the Research Triangle Park in North Carolina. It was designed to reenergize and stimulate struggling early-state and middle market companies by combining analyses, strategy, people and money. Tryon Capital is no longer in business. Accordingly, there is no affiliation between Tryon Capital and Tryon Capital Ventures LLC. Mr. Coker currently sits on the Board of Directors of The North Carolina State University Investment Fund (as Chairman of the Board). From January 2003 until September 2008 he sat on the Board of Directors of eTrials Worldwide, Inc. From February 2004 to November 2004, Mr. Coker was chairman of the board of directors of Beijing Med-Pharm Corporation. Prior to his work at Tryon Capital Ventures, he was a managing director of Tryon Capital Holdings, LLC, which is also an investment banking firm from June 2001 through December 2003. As Senior Managing Director for Capital Investment Partners, LLC, from June 1996 through May 2001, Mr. Coker worked with small companies primarily in North Carolina that needed financing. He would perform due diligence on them, help structure the new financing and search for interested investors. Mr. Coker has a Bachelor of Arts degree in Economics from North Carolina State University (1966) and an Master of Arts degree in Economics from North Carolina (1968).

Employment Agreements

We do not have employment agreements with our executive officers or any other person.  We do not contemplate entering into any employment agreements until such time as we commence material operations.  Our executive officers are not presently compensated for serving as such.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Board Committees

We have no board committees other than an audit committee and a disclosure committee.  However, since we have only two directors, neither of which is independent, our entire board serves as the audit committee and disclosure committee.  We do not have an audit committee financial expert, or any person performing a similar function.  We currently have no operating revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee or any other committee. If we are able to grow our business and increase our operations in the future, then we will likely seek out and retain independent directors, change the members of the audit and disclosure committees and form other committees.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.

Board of Directors and Board Compensation

Our directors do not receive any compensation for serving as such.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended March 31, 2009, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year, except as follows:

•	Peter Reichard and Peter Coker filed Forms 5 on a late basis.

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers and other employees.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Design Source, Inc., 100 Europa Drive, Suite 455, Chapel Hill, NC 27517.

ITEM 11.            EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended March 31, 2009, 2008 and 2007 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended March 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended March 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended March 31, 2009 that received annual compensation during the fiscal year ended March 31, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peter A. Reichard,	2009	0	0	0	0	0	0	0	0
Principal Executive	2008	0	0	0	0	0	0	0	0
and Financial Officer	2007	0	0	0	0	0	0	0	0

We have not issued any stock options or maintained any stock option or other equity incentive plans since our inception.  We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 31, 2009 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 31, 2009. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Peter A. Reichard 2211 Wright Avenue Greensboro, NC 27403	Common Stock, $0.001 par value	3,275,000 shares, direct	29.19%

Peter L. Coker 12804 Morehead Chapel Hill, NC 27517	Common Stock, $0.001 par value	3,793,457 shares(3), 3,275,000 direct, 518,457 indirect	33.81%

All officers and directors as a group (2 persons)	Common Stock, $0.001 par value	7,068,457 shares	63.01%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 11,218,457 shares of common stock issued and outstanding on March 31, 2009.

(3)	Includes 518,457 shares owned by Tryon Capital which are beneficially owned by Mr. Coker.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any Equity Compensation Plans since our inception.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no reportable transactions involving our officers, directors and principal shareholders

Director Independence

Neither of our two present directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they both serve as executive officers of ours.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended March 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended March 31, 2009	Fiscal year ended March 31, 2008

Audit fees (1)	$19,500	$12,000

Audit-related fees (2)	0	0

Tax fees (3)	0	0

All other fees (4)	0	0

Total fees	$19,500	$12,000

(1) Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended March 31, 2009, were approved by our board of directors.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of March 31, 2009 and 2008 (Audited)	F-3

Statements of Operations for the years ended March 31, 2009 and 2008 (Audited) and for the period from April 2, 2003 (Inception) to March 31, 2009 (Unaudited)	F-4

Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2009 and 2008 (Audited) and for the period from April 2, 2003 (Inception) to March 31, 2009 (Unaudited)	F-5

Statements of Cash Flows for the years ended March 31, 2009 and 2008(Audited) and for the period from April 2, 2003 (Inception) to March 31, 2009 (Unaudited)	F-6

Notes to Financial Statements (Audited)	F-7 - F-10

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 2, 2003 (1)
3.2	3.2	By-Laws of Registrant (1)
4.1	*	Convertible $80,000 Promissory Note of Registrant Issued May 8, 2009
14	14.1	Code of Ethics (2)
21	*	List of Subsidiaries
31.1 / 31.2	*	Certification of Principal Executive and Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1 / 32.2	*	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	99.1	Subscription Agreement (1)
99.2	99.2	Audit Committee Charter (2)
99.3	99.3	Disclosure Committee Charter (2)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGN SOURCE, INC.

Dated: June 29, 2009	By:	/s/ Peter A. Reichard
Peter A. Reichard, Chief Executive Officer,
Chief Financial and Accounting Officer,
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of June, 2009.

/s/ Peter A. Reichard
Peter A. Reichard, Chief Executive Officer, Chief Financial and Accounting Officer, and Director	June 29, 2009

/s/ Peter L. Coker
Peter L. Coker, Director	June 29, 2009

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of March 31, 2009 and 2008 (Audited)	F-3

Statements of Operations for the years ended March 31, 2009 and 2008 (Audited) and for the period from April 2, 2003 (Inception) to March 31, 2009 (Unaudited)	F-4

Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2009 and 2008 (Audited) and for the period from April 2, 2003 (Inception) to March 31, 2009 (Unaudited)	F-5

Statements of Cash Flows for the years ended March 31, 2009 and 2008(Audited) and for the period from April 2, 2003 (Inception) to March 31, 2009 (Unaudited)	F-6

Notes to Financial Statements (Audited)	F-7 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Design Source, Inc. (A Development Stage Company):

We have audited the accompanying balance sheets of Design Source, Inc. (A Development Stage Company) and as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Design Source, Inc. (A Development Stage Company) at March 31, 2009 and March 31, 2008, and the results of operations and cash flows for the year ended March 31, 2009 and March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations.  These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
June 25, 2009

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31	March 31
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$12	$22,372

TOTAL ASSETS	$12	$22,372

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$47,147	$5,000
TOTAL CURRENT LIABILITIES	47,147	5,000

TOTAL LIABILITIES	47,147	5,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,218,457 shares issued and outstanding	113	113
Additional paid-in capital	585,810	585,810
Accumulated deficit during development stage	(633,058)	(568,551)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(47,135)	17,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12	$22,372

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			(April 2, 2003)
			through
	For the Year Ended		March 31
	March 31	March 31	2009
	2009	2008	(Unaudited)

REVENUES	$-	$-	$-

EXPENSES
General and administrative	1,185	314	64,313
Professional fees	63,086	35,331	211,529
Taxes	-	-	1,036
Management fees	236	-	29,155
Stock compensation	-	-	327,500
Total Expenses	64,507	35,645	633,533

LOSS FROM OPERATIONS	(64,507)	(35,645)	(633,533)

OTHER INCOME (EXPENSE)
Interest income	-	6	2,128
Interest expense	-	-	(1,653)
Total Other Income (Expense)	-	6	475

LOSS BEFORE TAXES	(64,507)	(35,639)	(633,058)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(64,507)	$(35,639)	$(633,058)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,218,457	11,218,457

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated		Total
			Additional	Stock	During		Stockholders'
	Common Stock		Paid-in	Subscription	Development		Equity
	Shares	Amount	Capital	Receivable	Stage		(Deficit)

Balance, April 2, 2003 (Inception)	-	$-	$-	$-	$-		$-
Stock issued upon incorporation at $0.05 per share for payment of advances and expense reimbursement	435,000	4	21,746	-	-		21,750

Stock issued for cash at $0.05 per share	200,000	2	9,998	-	-		10,000

Stock issued for expense reimbursement at $0.05 per share	83,457	1	4,172	-	-		4,173

Net loss for the period ended March 31, 2004	-	-	-	-	(30,760)		(30,760)

Balance, March 31, 2004 (Unaudited)	718,457	7	35,916	-	(30,760)		5,163

Net loss for the year ended March 31, 2005	-	-	-	-	(16,676)		(16,676)

Balance, March 31, 2005 (Unaudited)	718,457	7	35,916	-	(47,436)		(11,513)

Stock issued for cash at $0.05 per share for cash and subscription receivable	3,320,000	33	165,967	(6,000)	-		160,000

Net loss for the year ended March 31, 2006	-	-	-	-	(35,028)		(35,028)

Balance, March 31, 2006 (Unaudited)	4,038,457	40	201,883	(6,000)	(82,464)	-	113,459

Payment of stock subscription receivable	-	-	-	6,000	-		6,000

Stock issued for cash at $0.05 per share	130,000	2	6,498	-	-		6,500

Stock issued for compensation at $0.05 per share	6,550,000	66	327,434	-	-		327,500

Net loss for the year ended March 31, 2007	-	-	-	-	(450,448)		(450,448)

Balance, March 31, 2007 (Unaudited)	10,718,457	108	535,815	-	(532,912)	-	3,011

Sale of common stock at $0.10 per share	500,000	5	49,995	-	-		50,000

Net loss for the period ended March 31, 2008	-	-	-	-	(35,639)		(35,639)

Balance, March 31, 2008 (Audited)	11,218,457	113	585,810	-	(568,551)		17,372

Net loss for the period ended March 31, 2009	-	-	-	-	(64,507)		(64,507)

Balance, March 31, 2009 (Audited)	11,218,457	$113	$585,810	$-	$(633,058)		$(47,135)

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(April 2, 2003)
			through
	For the Year Ended		March 31
	March 31	March 31	2009
	2009	2008	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,507)	$(35,639)	$(633,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	42,147	2,752	47,147
Stock issued for compensation	-	-	327,500
Issuance of common stock for reimbursement of expenses	-	-	25,923
Net cash used in operating activities	(22,360)	(32,887)	(232,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	-	21,560
Repayment of shareholder loans	-	-	(21,560)
Proceeds from issuance of common stock	-	50,000	232,500
Net cash provided by financing activities	-	50,000	232,500

NET INCREASE (DECREASE) IN CASH	(22,360)	17,113	12

CASH, BEGINNING OF PERIOD	22,372	5,259	-

CASH, END OF PERIOD	$12	$22,372	$12

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,653
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter “the Company”) was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company’s headquarters is located in Chapel Hill, North Carolina.  The Company is a development stage enterprise.

The Company’s yearend is March 31.

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

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations.  The Company is a shell corporation which has yet to engage in its intended business of offering commercial upholstery, drapery, bedspread, panel and wall covering fabrics.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $64,507 and $35,639 for the years ended March 31, 2009 and 2008, respectively.  In addition, the Company had an accumulated deficit of $633,058 and $568,551 at March 31, 2009 and 2008, respectively.  Since its inception, the Company has not generated any revenues and has minimal cash resources.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses.  For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $ 60,000.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has determined that it cannot continue with its business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although it may return to its intended business operations at a later date, management has redirected their focus towards identifying and pursuing options regarding the development of a new business plan and direction.  The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.  However, the Company cannot assure that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, and accounts payable.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009 and March 31, 2008.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Pronouncements Affecting the Company
New accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 3 – EQUITY TRANSACTIONS (continued)

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

During the year ended March 31, 2009, the Company had issued no additional shares of common stock.

NOTE 4 – INCOME TAXES

At March 31, 2009 and March 31, 2008, the Company had a deferred tax asset of approximately $256,000 and $229,000, respectively, calculated at a combined federal and state expected rate of 40.5%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2009 and March 31, 2008 were as follows:

	March 31, 2009	March 31, 2008

Deferred tax asset-net operating losses	$256,000	$229,000

Deferred tax asset valuation allowance	(256,000)	(229,000)

Net deferred tax asset	$-	$-

At March 31, 2009 and March 31, 2008, the Company has net operating loss carry forwards of $633,000 and $569,000 respectively, which begin to expire in the year 2028.  The change in the allowance account from March 31, 2008 to March 31, 2009 was $27,000.

NOTE 5 - RELATED PARTY DEBT AND TRANSACTIONS

In 2004 and 2005, Company directors loaned the Company a total of $21,560. The underlying notes were unsecured with interest at 5%, and a scheduled maturity of October 2007 for all principal and accrued interest. There were no monthly note payments due during the term of the loans. As of March 31, 2008 and 2007, all shareholder loans and accrued interest had been repaid.

NOTE 6 – SUBSEQUENT EVENTS

On May 8, 2009, the Company issued a convertible promissory note in the principal amount of $80,000.  This note is payable on November 8, 2010 and bears an interest rate of 8.25% per annum payable at the end of the term.  The terms of conversion have not been determined.