Form 10-Q
period 2009-06-30
Design Source, Inc.
filed 2009-07-27
CIK 1292519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 24, 2009 there were 11,218,457 shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

DESIGN SOURCE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAGE

Balance Sheets as of June 30, 2009 (Unaudited) and March 31, 2009 (Audited)	4

Statements of Operations for the three months ended June 30, 2009 and 2008 (Unaudited) and for the period from April 2, 2003 (Inception) through June 30, 2009 (Unaudited)	5

Statements of Cash Flows for the three months ended June 30, 2009 and 2008 (Unaudited) and for the period from April 2, 2003 (Inception) through June 30, 2009 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$10,081	$12

TOTAL ASSETS	$10,081	$12

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,734	$47,147
TOTAL CURRENT LIABILITIES	11,734	47,147

Convertible debt (including accrued interest)	80,958	-

TOTAL LIABILITIES	92,692	47,147

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,218,457 shares issued and outstanding	113	113
Additional paid-in capital	585,810	585,810
Accumulated deficit during development stage	(668,534)	(633,058)
TOTAL STOCKHOLDERS' DEFICIT	(82,611)	(47,135)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,081	$12

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			(April 2, 2003)
	Three Months Ended		through
	June 30,	June 30,	June 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

EXPENSES
General and administrative	426	1,353	64,739
Professional fees	34,094	18,659	245,623
Taxes	-	-	1,036
Management fees	-	236	29,155
Stock based compensation	-	-	327,500
Total Expenses	34,520	20,248	668,053

LOSS FROM OPERATIONS	(34,520)	(20,248)	(668,053)

OTHER INCOME (EXPENSE)
Interest income	2	-	2,130
Interest expense	(958)	-	(2,611)
Total Other Income (Expense)	(956)	-	(481)

NET LOSS	$(35,476)	$(20,248)	$(668,534)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,218,457	11,218,457

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(April 2, 2003)
	Three Months Ended		through
	June 30,	June 30,	June 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,476)	$(20,248)	$(668,534)
Adjustments to reconcile net loss to net cash used in opearating activities:
Increase (decrease) in:
Accounts payable	(35,413)	3,415	11,734
Accrued interest	958	-	958
Stock issued for compensation	-	-	327,500
Stock issued for reimbursement of expenses	-	-	25,923
Net cash used in operating activities	(69,931)	(16,833)	(302,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	-	21,560
Repayment of shareholder loans	-	-	(21,560)
Proceeds from convertible note	80,000	-	80,000
Proceeds from issuance of common stock	-	-	232,500
Net cash provided by financing activities	80,000	-	312,500

NET INCREASE (DECREASE) IN CASH	10,069	(16,833)	10,081

CASH, BEGINNING OF PERIOD	12	22,372	-

CASH, END OF PERIOD	$10,081	$5,539	$10,081

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,653
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter "the Company") was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company's headquarters is located in Chapel Hill, North Carolina. The Company is a development stage Company.

The Company's year end is March 31.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which has yet to engage in its intended business of offering commercial upholstery, drapery, bedspread, panel and wall covering fabrics.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $35,476 for the three months ended June 30, 2009. In addition, the Company had an accumulated deficit of $668,534 as of June 30, 2009. Since its inception, the Company has not generated any revenues and has minimal cash resources.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $60,000.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2009 and March 31, 2009.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2009
(Unaudited)

NOTE 3 – CONVERTIBLE DEBT

On May 8, 2009, the Company issued a convertible promissory note in the principal amount of $80,000.  This note is payable on November 8, 2010 and bears an interest rate of 8.25% per annum payable at the end of the term.  The terms of conversion have not been determined as of the date of this filing.

NOTE 4 - COMMON STOCK

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

During the year ended March 31, 2009, the Company had not issued any additional shares of common stock.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2009
(Unaudited)

NOTE 4 - COMMON STOCK (continued)

During the three months ended June 30, 2009, the Company had not issued any additional shares of common stock.

NOTE 5 - RELATED PARTY DEBT AND TRANSACTIONS

In 2004 and 2005, Company directors loaned the Company a total of $21,560. The underlying notes were unsecured with interest at 5%, and a scheduled maturity of October 2007 for all principal and accrued interest. There were no monthly note payments due during the term of the loans. All shareholder loans and accrued interest had been repaid by fiscal 2007.

NOTE 6 - INCOME TAXES

At June 30, 2009 and March 31, 2009, he Company had calculated deferred tax assets of approximately $271,000 and $256,000, respectively, calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets as June 30, 2009 and March 31, 2009 were as follows:

	June 30, 2009	March 31, 2009
Net operating loss carryforward	$271,000	$256,000
Valuation allowance	(271,000)	(256,000)
Net deferred tax asset	$-	$-

At June 30, 2009 and March 31, 2009, the Company has net operating loss carryforwards of approximately $668,000 and $633,000, respectively, which expire in the year 2029. The change in the allowance account from March 31, 2009 to June 30, 2009 was approximately $15,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Results of Operations

For the period from inception (April 2, 2003) to June 30, 2009, we had no operating revenues and incurred net operating losses of $668,053. For the three months ended June 30, 2009 and June 30, 2008, we incurred net operating losses of $34,520 and $20,248, respectively, which consisted principally of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at June 30, 2009 and March 31, 2009, was $10,081 and $12, respectively.  In order to satisfy our cash requirements for the current period we will have to raise additional funds as described above. There can be no assurance that we will be able to do so.

Net cash used in operating activities in the three months ended June 30, 2009 and June 30, 2008, was $69,931 and $16,833, respectively.  Net cash used in operating activities from inception through June 30, 2009, was $302,419. Net cash provided by financing activities from inception through June 30, 2009, was $312,500.  We had $80,000 of financing activity in the three months ended June 30, 2009 and no financing activity in the three months ended June 30, 2008.  Our independent registered public accounting firm has expressed the opinion that in our current condition, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 2, Summary of Significant Accounting Policies, of the financial statements included in this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 8, 2009 we received an $80,000 loan from one person and in connection therewith issued an 8.25%, $80,000 convertible promissory note dated May 8, 2009.  Subject to prior conversion, interest and principal are due on the Note on November 8, 2010.  The terms of conversion have not been determined but will be mutually determined by us and the holder.

ITEM 6.  EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 24, 2009	Design Source, Inc.

	By:	/s/ Peter Reichard
Peter Reichard, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer