Form 10-Q
period 2009-09-30
Design Source, Inc.
filed 2009-11-09
CIK 1292519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 6, 2009 there were 11,218,457 shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

DESIGN SOURCE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAGE

Balance Sheets as of September 30, 2009 (Unaudited) and
March 31, 2009 (Audited)	4

Statements of Operations for the three and six months ended
September 30, 2009 and 2008 (Unaudited) and for the period from
April 2, 2003 (Inception) through September 30, 2009 (Unaudited)	5

Statements of Cash Flows for the six months ended September 30, 2009 and 2008 (Unaudited) and for the period from April 2, 2003
(Inception) through September 30, 2009 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$12

TOTAL ASSETS	$-	$12

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,315	$47,147
TOTAL CURRENT LIABILITIES	10,315	47,147

Convertible debt (including accrued interest)	82,621	-

TOTAL LIABILITIES	92,936	47,147

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,218,457 shares issued and outstanding	113	113
Additional paid-in capital	585,810	585,810
Accumulated deficit during development stage	(678,859)	(633,058)
TOTAL STOCKHOLDERS' DEFICIT	(92,936)	(47,135)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$12

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					(April 2, 2003)
	Three Months Ended		Six Months Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	-	(181)	426	1,172	64,739
Professional fees	8,662	3,291	42,756	21,950	254,285
Taxes	-	-	-	-	1,036
Management fees	-	-	-	236	29,155
Stock based compensation	-	-	-	-	327,500
Total Expenses	8,662	3,110	43,182	23,358	676,715

LOSS FROM OPERATIONS	(8,662)	(3,110)	(43,182)	(23,358)	(676,715)

OTHER INCOME (EXPENSE)
Interest income	-	-	2	-	2,130
Interest expense	(1,663)	-	(2,621)	-	(4,274)
Total Other Income (Expense)	(1,663)	-	(2,619)	-	(2,144)

NET LOSS	$(10,325)	$(3,110)	$(45,801)	$(23,358)	$(678,859)

NET LOSS PER SHARE,BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,218,457	11,218,457	11,218,457	11,218,457

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(April 2, 2003)
	Six Months Ended		through
	September 30,	September 30,	September 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,801)	$(23,358)	$(678,859)
Adjustments to reconcile net loss to net cash used in opearating activities:
Increase (decrease) in:
Accounts payable	(36,832)	1,291	10,315
Accrued interest	2,621	-	2,621
Stock issued for compensation	-	-	327,500
Stock issued for reimbursement of expenses	-	-	25,923
Net cash used in operating activities	(80,012)	(22,067)	(312,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	-	21,560
Repayment of shareholder loans	-	-	(21,560)
Proceeds from convertible note	80,000	-	80,000
Proceeds from issuance of common stock	-	-	232,500
Net cash provided by financing activities	80,000	-	312,500

NET DECREASE IN CASH	(12)	(22,067)	-

CASH, BEGINNING OF PERIOD	12	22,372	-

CASH, END OF PERIOD	$-	$305	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,653
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter "the Company") was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company's headquarters is located in Chapel Hill, North Carolina. The Company is a development stage Company.

The Company's year end is March 31.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which has yet to engage in its intended business of offering commercial upholstery, drapery, bedspread, panel and wall covering fabrics.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $45,801 for the six months ended September 30, 2009. In addition, the Company had an accumulated deficit of $678,859 as of September 30, 2009. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2009
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

Fair Value of Financial Instruments

The Company's financial instruments may include cash, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2009 and March 31, 2009.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2009
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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the "more likely than not" standard  to allow recognition of such an asset.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2009
(Unaudited)

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162”.  The new standard sets forth that the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also source for authoritative GAAP for SEC registrants. When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. As of September 30, 2009, the Company has adopted this policy.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3 – CONVERTIBLE DEBT

On May 8, 2009, the Company issued a convertible promissory note in the principal amount of $80,000.  This note is payable on November 8, 2010 and bears an interest rate of 8.25% per annum payable at the end of the term.  The terms of conversion have not been determined as of the date of the filing of the 10 Q for the period ended September 30, 2009.

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

NOTE 4 - COMMON STOCK (continued)

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

During the six months ended September 30, 2009, the Company had not issued any additional shares of common stock.

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

NOTE 6 - INCOME TAXES

At September 30, 2009 and March 31, 2009, he Company had calculated deferred tax assets of approximately $275,000 and $256,000, respectively, calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

NOTE 6 - INCOME TAXES (continued)

The significant components of the deferred tax assets as September 30, 2009 and March 31, 2009 were as follows:

	September 30, 2009	March 31, 2009
Net operating loss carryforward	$275,000	$256,000

Valuation allowance	(275,000)	(256,000)

Net deferred tax asset	$-	$-

At September 30, 2009 and March 31, 2009, the Company has net operating loss carryforwards of approximately $680,000 and $633,000, respectively, which expire in the year 2029. The change in the allowance account from March 31, 2009 to September 30, 2009 was approximately $19,000.

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

Results of Operations

For the period from inception (April 2, 2003) to September 30, 2009, we had no operating revenues and incurred net operating losses of $678,859.  For the three and six months ended September 30, 2009 we incurred net operating losses of $10,325 and $45,801, respectively which consisted principally of professional fees.  For the three and six months ended September 30, 2008, we incurred net operating losses of $3,110 and $23,358, respectively, which consisted principally of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at September 30, 2009 and March 31, 2009, was $0 and $12, respectively.  In order to satisfy our cash requirements for the current period we will have to raise additional funds as described above. There can be no assurance that we will be able to do so.

Net cash used in operating activities in the six months ended September 30, 2009 and September 30, 2008, was $80,012 and $22,067, respectively.  Net cash used in operating activities from inception through September 30, 2009, was $312,500. Net cash provided by financing activities from inception through September 30, 2009, was $312,500.  We had $80,000 of financing activity in the six months ended September 30, 2009 and no financing activity in the six months ended September 30, 2008.  Our independent registered public accounting firm has expressed the opinion that in our current condition, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 2, Summary of Significant Accounting Policies, of the financial statements included in this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended September 30, 2009.

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

Date: November 9, 2009	Design Source, Inc.

	By:	/s/ Peter Reichard
Peter Reichard, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer