Form 10-Q
period 2009-12-31
Design Source, Inc.
filed 2010-02-03
CIK 1292519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of February 1, 2010 there were 11,218,457 shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

DESIGN SOURCE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

PAGE

Balance Sheets as of December 31, 2009 (Unaudited) and
March 31, 2009 (Audited)	4

Statements of Operations for the three and nine months ended
December 31, 2009 and 2008 (Unaudited) and for the period from
April 2, 2003 (Inception) through December 31, 2009 (Unaudited)	5

Statements of Cash Flows for the nine months ended December 31, 2009 and 2008 (Unaudited) and for the period from April 2, 2003
(Inception) through December 31, 2009 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$12

TOTAL ASSETS	$-	$12

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$16,413	$47,147
TOTAL CURRENT LIABILITIES	16,413	47,147

Convertible debt (including accrued interest)	84,285	-

TOTAL LIABILITIES	100,698	47,147

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,218,457 shares issued and outstanding	113	113
Additional paid-in capital	585,810	585,810
Accumulated deficit during development stage	(686,621)	(633,058)
TOTAL STOCKHOLDERS' DEFICIT	(100,698)	(47,135)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$12

The accompanying notes are an integral part of these unaudited financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					(April 2, 2003)
	Three Months Ended		Nine Months Ended		through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	-	-	426	1,171	64,739
Professional fees	6,098	3,188	48,854	25,139	260,383
Taxes	-	-	-	-	1,036
Management fees	-	-	-	236	29,155
Stock based compensation	-	-	-	-	327,500
Total Expenses	6,098	3,188	49,280	26,546	682,813

LOSS FROM OPERATIONS	(6,098)	(3,188)	(49,280)	(26,546)	(682,813)

OTHER INCOME (EXPENSE)
Interest income	-	-	2	-	2,130
Interest expense	(1,664)	-	(4,285)	-	(5,938)
Total Other Income (Expense)	(1,664)	-	(4,283)	-	(3,808)

NET LOSS	$(7,762)	$(3,188)	$(53,563)	$(26,546)	$(686,621)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,218,457	11,218,457	11,218,457	11,218,457

The accompanying notes are an integral part of these unaudited financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(April 2, 2003)
	Nine Months Ended		through
	December 31,	December 31,	December 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,563)	$(26,546)	$(686,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in:
Accounts payable	(30,734)	4,188	16,413
Accrued interest	4,285	-	2,621
Stock issued for compensation	-	-	327,500
Stock issued for reimbursement of expenses	-	-	25,923
Net cash used in operating activities	(80,012)	(22,358)	(314,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	-	21,560
Repayment of shareholder loans	-	-	(21,560)
Proceeds from convertible note	80,000	-	80,000
Proceeds from issuance of common stock	-	-	232,500
Net cash provided by financing activities	80,000	-	312,500

NET DECREASE IN CASH	(12)	(22,358)	(1,664)

CASH, BEGINNING OF PERIOD	12	22,372	-

CASH, END OF PERIOD	$-	$14	$(1,664)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,653
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2009
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter "the Company") was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company's headquarters is located in Chapel Hill, North Carolina. The Company is a development stage Company.

The Company's year end is March 31.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which has yet to engage in its intended business of offering commercial upholstery, drapery, bedspread, panel and wall covering fabrics.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $53,563 for the nine months ended December 31, 2009. In addition, the Company had an accumulated deficit of $686,621 as of December 31, 2009. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2009
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

Fair Value of Financial Instruments

The Company's financial instruments may include cash, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009 and March 31, 2009.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2009
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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued FASB ASC 855. FASB ASC 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of FASB ASC 855 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which we have historically followed for financial reporting purposes, as a result, we do not believe this standard had any material impact on our financial statements. We have evaluated subsequent events through the date of issuance of these consolidated financial statements, which is January 8, 2010.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of FASB ASC 105 did not impact our results of operations, financial position or cash flows.

In October, 2009, FASB issued ASC 470 that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for us in fiscal 2010, and it is required to be applied retrospectively to prior periods.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2009
(Unaudited)

NOTE 3 – CONVERTIBLE DEBT

On May 8, 2009, the Company issued a convertible promissory note in the principal amount of $80,000. This note is payable on November 8, 2010 and bears an interest rate of 8.25% per annum payable at the end of the term. The terms of conversion have not been determined as of the date of the filing of the 10 Q for the period ended December 31, 2009.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2009
(Unaudited)

NOTE 4 - COMMON STOCK (continued)

During the year ended March 31, 2009, the Company had not issued any additional shares of common stock.

During the nine months ended December 31, 2009, the Company had not issued any additional shares of common stock.

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

NOTE 6 - INCOME TAXES

At December 31, 2009 and March 31, 2009, he Company had calculated deferred tax assets of approximately $278,000 and $256,000, respectively, calculated at a combined federal and state expected rate of 40.5%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets as December 31, 2009 and March 31, 2009 were as follows:

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the nine months ended December 31, 2009
(Unaudited)

NOTE 6 - INCOME TAXES (continued)

	December 31, 2009	March 31, 2009

Net operating loss carryforward:	$278,000	$256,000

Valuation allowance:	$(278,000)	$(256,000)

Net deferred tax asset:	$-	$-

At December 31, 2009 and March 31, 2009, the Company has net operating loss carryforwards of approximately $688,000 and $633,000, respectively, which expire in the year 2029. The change in the allowance account from March 31, 2009 to December 31, 2009 was approximately $22,000.

NOTE 7 - SUBSEQUENT EVENTS

As of February 3, 2010 there were no subsequent events.

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

Results of Operations

For the period from inception (April 2, 2003) to December 31, 2009, we had no operating revenues and incurred a net loss of $686,621.  For the three and nine months ended December 31, 2009 we incurred net losses of $7,762 and $53,563, respectively, which consisted principally of professional fees.  For the three and nine months ended December 31, 2008, we incurred net losses of $3,188 and $26,546, respectively, which consisted principally of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at December 31, 2009 and March 31, 2009, was $0 and $12, respectively.  In order to satisfy our cash requirements for the current period we will have to raise additional funds as described above. There can be no assurance that we will be able to do so.

Net cash used in operating activities in the nine months ended December 31, 2009 and December 31, 2008, was $80,012 and $22,358, respectively.  Net cash used in operating activities from inception through December 31, 2009, was $314,164. Net cash provided by financing activities from inception through December 31, 2009, was $312,500.  We had $80,000 of financing activity in the nine months ended December 31, 2009 and no financing activity in the nine months ended December 31, 2008.  Our independent registered public accounting firm has expressed the opinion that in our current condition, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 2, Summary of Significant Accounting Policies, of the financial statements included in this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

A. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 fiscal year-end.

B. Basic Earnings Per Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period.

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

E. Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC-740-Income Taxes.  ASC-740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, ASC-740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period.  These expenses will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.  Tax deductible losses can be carried forward under current applicable law for 20 years until utilized.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Peter Reichard, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended December 31, 2009.

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

Date: February 3, 2010	Design Source, Inc.

	By:	/s/ Peter Reichard
Peter Reichard, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer