Form 10-K
period 2010-03-31
Design Source, Inc.
filed 2010-06-17
CIK 1292519

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: March 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of September 30, 2009, there were 11,218,457 shares of the registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 4,150,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $415,000 based on the closing bid price of $0.10 for the registrant’s common stock on September 30, 2009.

As of June 15, 2010, there were 11,218,457 shares of the registrant's common stock, par value $0.00001, issued and outstanding.

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

Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are not currently engaging in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions

Loans

On May 8, 2009 we received an $80,000 loan from one person and in connection therewith issued an 8.25%, $80,000 convertible promissory note dated May 8, 2009.  Subject to prior conversion, interest and principal are due on the note on November 8, 2010.  The terms of conversion have not been determined but will be mutually determined by us and the holder.

On May 10, 2010 we received a $75,000 loan from one person and in connection therewith issued a 10%, $75,000 convertible note dated May 10, 2010 (the “Note”). Subject to prepayment, interest and principal are due on the Note on November 9, 2011. At all times while the Note is outstanding, the Note is convertible into shares of our common stock at the rate of $0.10 per share, subject to adjustment for stock splits, business combinations, mergers, reclassifications, sales of assets and similar transactions (the “Fixed Conversion Price”). Further, if at any time while the Note is outstanding we issue shares of our common stock at a price below the then Fixed Conversion Price, the Fixed Conversion Price shall be reduced to such lower issue price.

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

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High Bid	Low Bid

March 31, 2010	$0.10	$0.10
December 31, 2009	$0.10	$0.10
September 30, 2009	$0.10	$0.10
June 30, 2009	$0.10	$0.10
March 31, 2009	$0.15	$0.15
December 31, 2008	$0.15	$0.15
September 30, 2008	$0.15	$0.15
June 30, 2008	$0.15	$0.15

As of June 1, 2010, we had 16 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

We issued no shares of our common stock during the fiscal year ended March 31, 2010.

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

Results of Operations

For the period from inception (April 2, 2003) to March 31, 2010, we had no revenues and incurred net operating losses of $689,595.  For the year ended March 31, 2010, we incurred a net operating loss of $56,062, which consisted of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at March 31, 2010, was $0.  In order to satisfy our cash requirements for the next twelve months we will have to raise additional funds. There can be no assurance that we will be able to do so.

Net cash used in operating activities during the year ended March 31, 2010, was $80,012.  Net cash used in operating activities from inception through March 31, 2010 was $312,500. Net cash provided by financing activities from inception through March 31, 2010 was $312,500.  We had no financing activity during the year ended March 31, 2010 other than an $80,000 loan received from an affiliated person.  Our independent registered public accounting firm has expressed the opinion that in our current condition, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 2, Summary of Significant Accounting Policies, of the financial statements included in this report.

Critical Accounting Policies and Estimates

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, and accounts payable.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010 and March 31, 2009.

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

Off Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including Peter Reichard, our chief executive and financial officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at such reasonable assurance level.

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

With the participation of Peter Reichard, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following table sets forth certain information, as of March 31, 2010, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Peter A. Reichard	President, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director	54	September 2003

Peter L. Coker	Secretary and Director	68	September 2003

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

Peter L. Coker has served as our Secretary and member of our board of directors since September 2003. Mr. Coker is a partner of Tryon Capital Ventures, LLC, is engaged in the business of assisting and promoting start-up companies. He has been with the firm since January 2004. From June 2001 to December 2003, Mr. Coker was a partner in Tryon Capital, a partnership which was engaged in the business of assisting and promoting start-up companies. Tryon Capital was a boutique merchant banking firm located in the Research Triangle Park in North Carolina. It was designed to reenergize and stimulate struggling early-state and middle market companies by combining analyses, strategy, people and money. Tryon Capital is no longer in business. Accordingly, there is no affiliation between Tryon Capital and Tryon Capital Ventures LLC. Mr. Coker currently sits on the Board of Directors of The North Carolina State University Investment Fund (as Chairman of the Board). From January 2003 until September 2008 he sat on the Board of Directors of eTrials Worldwide, Inc. From February 2004 to November 2004, Mr. Coker was chairman of the board of directors of Beijing Med-Pharm Corporation. Prior to his work at Tryon Capital Ventures, he was a managing director of Tryon Capital Holdings, LLC, which is also an investment banking firm from June 2001 through December 2003. As Senior Managing Director for Capital Investment Partners, LLC, from June 1996 through May 2001, Mr. Coker worked with small companies primarily in North Carolina that needed financing. He would perform due diligence on them, help structure the new financing and search for interested investors. Mr. Coker has a Bachelor of Arts degree in Economics from North Carolina State University (1966) and a Master of Arts degree in Economics from North Carolina (1968).

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

Corporate Governance

Leadership Structure

Our Board has 2 members as follows: Mr. Peter A. Reichard and Mr. Peter L. Coker. We have not designated a chairman and each of our directors assumes equal leadership roles.

We are a small, development stage company which has yet to achieve operating revenues. Our two directors, Mr. Reichard and Mr. Coker, also serve as our executive officers.  Our board members have complementary skills, enabling us to operate in a cost and time effective manner.  We believe that our present management structure is appropriate for a company of our size and state of development.

Our board is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a nominating committee or a diversity policy. Our entire board monitors and assesses the need for and qualifications of additional directors.  We may adopt a diversity policy in the future in connection with our anticipated growth.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended March 31, 2010, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

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

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended March 31, 2010, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended March 31, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended March 31, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended March 31, 2010 that received annual compensation during the fiscal year ended March 31, 2010 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Grant Date Fair Value of Stock and Stock Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Peter A.	2010	0	0	0	0	0	0	0	0	0
Reichard,	2009	0	0	0	0	0	0	0	0	0
Principal	2008	0	0	0	0	0	0	0	0	0
Executive and Financial Officer

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

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 31, 2010 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 31, 2010. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

(2)	There were 11,218,457 shares of common stock issued and outstanding on March 31, 2010.

(3)	Includes 518,457 shares owned by Tryon Capital which are beneficially owned by Mr. Coker.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any Equity Compensation Plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no reportable transactions involving our officers, directors and principal shareholders

Director Independence

Neither of our two present directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they both serve as executive officers of ours.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended March 31, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended March 31, 2010	Fiscal year ended March 31, 2009

Audit fees (1)	$19,500	$19,500

Audit-related fees (2)	0	0

Tax fees (3)	0	0

All other fees (4)	0	0

Total fees	$19,500	$19,500

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended March 31, 2010, were approved by our board of directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of March 31, 2010 and 2009 (Audited)	F-3

Statements of Operations for the years ended March 31, 2010 and 2009 (Audited) and for the period from April 2, 2003 (Inception) to March 31, 2010 (Unaudited)	F-4

Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2010 and 2009 (Audited) and for the period from April 2, 2003 (Inception) to March 31, 2010 (Unaudited)	F-5

Statements of Cash Flows for the years ended March 31, 2010 and 2009(Audited) and for the period from April 2, 2003 (Inception) to March 31, 2010 (Unaudited)	F-6

Notes to Financial Statements	F-7 - F-10

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 2, 2003 (1)
3.2	3.2	By-Laws of Registrant (1)
4.1	4.1	Convertible $80,000 Promissory Note of registrant Issued May 8, 2009 (2)
4.2	*	10% Convertible Promissory Note of registrant Issued May 10, 2010
14	14.1	Code of Ethics (3)
21	*	List of Subsidiaries
31.1 / 31.2	*	Certification of Principal Executive and Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1 / 32.2	*	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	99.1	Subscription Agreement (1)
99.2	99.2	Audit Committee Charter (3)
99.3	99.3	Disclosure Committee Charter (3)

* Filed herewith.

(1)
Filed with the Securities and Exchange Commission on June 4, 2004 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-116161) on Form SB-2, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on June 29, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Form 10-KSB for the fiscal year ended March 31, 2009 (SEC File No. 333-116161), which exhibit is incorporated herein by reference.

(3)
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

DESIGN SOURCE, INC.

Dated: June 15, 2010	By:	/s/ Peter A. Reichard
Peter A. Reichard, Chief Executive Officer,
Chief Financial and Accounting Officer,
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of June, 2010.

/s/ Peter A. Reichard
Peter A. Reichard, Chief Executive Officer, Chief Financial and Accounting Officer, and Director	June 15, 2010

/s/ Peter L. Coker
Peter L. Coker, Director	June 15, 2010

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of March 31, 2010 and 2009 (Audited)	F-3

Statements of Operations for the years ended March 31, 2010 and 2009 (Audited) and for the period from April 2, 2003 (Inception) to March 31, 2010 (Unaudited)	F-4

Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2010 and 2009 (Audited) and for the period from April 2, 2003 (Inception) to March 31, 2010 (Unaudited)	F-5

Statements of Cash Flows for the years ended March 31, 2010 and 2009(Audited) and for the period from April 2, 2003 (Inception) to March 31, 2010 (Unaudited)	F-6

Notes to Financial Statements	F-7 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Design Source, Inc. (A Development Stage Company):

We have audited the accompanying balance sheets of Design Source, Inc. (A Development Stage Company) and as of March 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Design Source, Inc. (A Development Stage Company) at March 31, 2010 and March 31, 2009, and the results of operations and cash flows for the year ended March 31, 2010 and March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Sherb & Co., LLP Certified Public Accountants

New York, New York
June 15, 2010

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$-	$12

TOTAL ASSETS	$-	$12

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$23,195	$47,147
TOTAL CURRENT LIABILITIES	23,195	47,147

Convertible debt (including accrued interest)	85,912	-

TOTAL LIABILITIES	109,107	47,147

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,218,457 shares issued and outstanding	113	113
Additional paid-in capital	585,810	585,810
Accumulated deficit during development stage	(695,030)	(633,058)
TOTAL STOCKHOLDERS' DEFICIT	(109,107)	(47,135)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$12

The accompanying notes are an integral part of these
financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			(April 2, 2003)
	For The Year Ended		through
	March 31,	March 31,	March 31,
	2010	2009	2010
			(Unaudited)

REVENUES	$-	$-	$-

EXPENSES
General and administrative	426	1,185	64,739
Professional fees	55,636	63,086	267,165
Taxes	-	-	1,036
Management fees	-	236	29,155
Stock based compensation	-	-	327,500
Total Expenses	56,062	64,507	689,595

LOSS FROM OPERATIONS	(56,062)	(64,507)	(689,595)

OTHER INCOME (EXPENSE)
Interest income	-	-	2,128
Interest expense	(5,910)	-	(7,563)
Total Other Income (Expense)	(5,910)	-	(5,435)

NET LOSS	$(61,972)	$(64,507)	$(695,030)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,218,457	11,218,457

The accompanying notes are an integral part of these
financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated	Total
			Additional	Stock	During	Stockholders'
	Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Balance, April 2, 2003 (Inception)	-	$-	$-	$-	$-	$-
Stock issued upon incorporation at $0.05 per share for payment of advances and expense reimbursement	435,000	4	21,746	-	-	21,750

Stock issued for cash at $0.05 per share	200,000	2	9,998	-	-	10,000

Stock issued for expense reimbursement at $0.05 per share	83,457	1	4,172	-	-	4,173

Net loss for the period ended March 31, 2004	-	-	-	-	(30,760)	(30,760)

Balance, March 31, 2004 (Unaudited)	718,457	7	35,916	-	(30,760)	5,163

Net loss for the year ended March 31, 2005	-	-	-	-	(16,676)	(16,676)

Balance, March 31, 2005 (Unaudited)	718,457	7	35,916	-	(47,436)	(11,513)

Stock issued for cash at $0.05 per share for cash and subscription receivable	3,320,000	33	165,967	(6,000)	-	160,000

Net loss for the year ended March 31, 2006	-	-	-	-	(35,028)	(35,028)

Balance, March 31, 2006 (Unaudited)	4,038,457	40	201,883	(6,000)	(82,464)	113,459

Payment of stock subscription receivable	-	-	-	6,000	-	6,000

Stock issued for cash at $0.05 per share	130,000	2	6,498	-	-	6,500

Stock issued for compensation at $0.05 per share	6,550,000	66	327,434	-	-	327,500

Net loss for the year ended March 31, 2007	-	-	-	-	(450,448)	(450,448)

Balance, March 31, 2007 (Unaudited)	10,718,457	108	535,815	-	(532,912)	3,011

Sale of common stock at $0.10 per share	500,000	5	49,995	-	-	50,000

Net loss for the period ended March 31, 2008	-	-	-	-	(35,639)	(35,639)

Balance, March 31, 2008 (Audited)	11,218,457	113	585,810	-	(568,551)	17,372

Net loss for the period ended March 31, 2009	-	-	-	-	(64,507)	(64,507)

Balance, March 31, 2009 (Audited)	11,218,457	113	585,810	-	(633,058)	(47,135)

Net loss for the period ended March 31, 2010	-	-	-	-	(61,972)	(61,972)

Balance, March 31, 2010 (Audited)	11,218,457	$113	$585,810	$-	$(695,030)	$(109,107)

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(April 2, 2003)
	For The Year Ended		through
	March 31,	March 31,	March 31,
	2010	2009	2010
			(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,972)	$(64,507)	$(695,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in:
Accounts payable	(23,952)	42,147	23,195
Accrued interest	5,912	-	5,912
Stock issued for compensation	-	-	327,500
Stock issued for reimbursement of expenses	-	-	25,923
Net cash used in operating activities	(80,012)	(22,360)	(312,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	-	21,560
Repayment of shareholder loans	-	-	(21,560)
Proceeds from convertible note	80,000	-	80,000
Proceeds from issuance of common stock	-	-	232,500
Net cash provided by financing activities	80,000	-	312,500

NET DECREASE IN CASH	(12)	(22,360)	-

CASH, BEGINNING OF PERIOD	12	22,372	-

CASH, END OF PERIOD	$-	$12	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,653
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

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

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $61,972 and $64,507 for the years ended March 31, 2010 and 2009, respectively.  In addition, the Company had an accumulated deficit of $695,030 and $633,058 at March 31, 2010 and 2009, respectively.  Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments
The Company's financial instruments may include cash, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010 and March 31, 2009.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements Affecting the Company

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-08—Technical Corrections to Various Topics. This update’s purpose is to eliminate GAAP inconsistencies, update outdated provisions, and provide needed clarifications. The adoption of ASU No. 2010-08 will not have a material impact on the Company’s financial statements.

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

During the years ended March 31, 2010 and 2009, the Company had issued no additional shares of common stock.

NOTE 4 – CONVERTIBLE DEBT

On May 8, 2009, the Company issued a convertible promissory note in the principal amount of $80,000.  This note is payable on November 8, 2010 and bears an interest rate of 8.25% per annum payable at the end of the term.  The debt balance and accrued interest balance as of March 31, 2010 amounts to $80,000 and $5,912, respectively.  The terms of conversion have not been determined as of the date of the filing of the 10 K for the period ended March 31, 2010.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010 and 2009

NOTE 5 – INCOME TAXES

At March 31, 2010 and March 31, 2009, the Company had a deferred tax asset of approximately $282,000 and $256,000, respectively, calculated at a combined federal and state expected rate of 40.5%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2010 and March 31, 2009 were as follows:

	March 31, 2010	March 31, 2009

Deferred tax asset-net operating losses	$282,000	$256,000

Deferred tax asset valuation allowance	(282.000)	(256,000)

Net deferred tax asset	$-	$-

At March 31, 2010 and March 31, 2009, the Company has net operating loss carry forwards of $696,000 and $569,000 respectively, which begin to expire in the year 2029.  The change in the allowance account from March 31, 2010 to March 31, 2009 was $25,000.

NOTE 6 - RELATED PARTY DEBT AND TRANSACTIONS

In 2004 and 2005, Company directors loaned the Company a total of $21,560. The underlying notes were unsecured with interest at 5%, and a scheduled maturity of October 2007 for all principal and accrued interest. There were no monthly note payments due during the term of the loans. As of March 31, 2008 and 2007, all shareholder loans and accrued interest had been repaid.

NOTE 7 – SUBSEQUENT EVENTS

On May 10, 2010 the Company received a $75,000 loan from an investor and in connection therewith issued a 10%, $75,000 convertible note dated May 10, 2010 (the “Note”). Subject to prepayment, interest and principal are due on the Note on November 9, 2011. At all times while the Note is outstanding, the Note is convertible into shares of our common stock at the rate of $0.10 per share, subject to adjustment for stock splits, business combinations, mergers, reclassifications, sales of assets and similar transactions (the “Fixed Conversion Price”). Further, if at any time while the Note is outstanding we issue shares of our common stock at a price below the then Fixed Conversion Price, the Fixed Conversion Price shall be reduced to such lower issue price.

The Company has evaluated subsequent events from the balance sheet date, as of March 31, 2010 through June 15, 2010, the date which the financial statements were available to be issued.