Form 10-Q
period 2010-06-30
Design Source, Inc.
filed 2010-08-12
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

As of August 11, 2010 there were 11,218,457 shares of the issuer’s common stock, par value $0.00001, outstanding.

DESIGN SOURCE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2010 and March 31, 2010 (Unaudited)	4

Statements of Operations for the three months ended June 30, 2010 and June 30, 2009 and for the period from April 2, 2003 (Inception) through June 30, 2010 (Unaudited)	5

Statements of Cash Flows for the three months ended June 30, 2010 and June 30, 2009 and for the period from April 2, 2003 (Inception) through June 30, 2010 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$38,865	$-

TOTAL ASSETS	$38,865	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$13,216	$23,195
Convertible debt (including accrued interest)	87,558	-
TOTAL CURRENT LIABILITIES	100,774	23,195

Convertible debt (including accrued interest)	76,048	85,912

TOTAL LIABILITIES	176,822	109,107

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,218,457 shares issued and outstanding	113	113
Additional paid-in capital	585,810	585,810
Accumulated deficit during development stage	(723,880)	(695,030)
TOTAL STOCKHOLDERS' DEFICIT	(137,957)	(109,107)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,865	$-

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			(April 2, 2003)
	Three Months Ended		through
	June 30,	June 30,	June 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

EXPENSES
General and administrative	-	426	64,739
Professional fees	26,161	34,094	293,326
Taxes	-	-	1,036
Management fees	-	-	29,155
Stock based compensation	-	-	327,500
Total Expenses	26,161	34,520	715,756

LOSS FROM OPERATIONS	(26,161)	(34,520)	(715,756)

OTHER INCOME (EXPENSE)
Interest income	5	2	2,133
Interest expense	(2,694)	(958)	(10,257)
Total Other Income (Expense)	(2,689)	(956)	(8,124)

NET LOSS	$(28,850)	$(35,476)	$(723,880)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,218,457	11,218,457

DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(April 2, 2003)
	Three Months Ended		through
	June 30,	June 30,	June 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,850)	$(35,476)	$(723,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in:
Accounts payable	(9,979)	(35,413)	13,216
Accrued interest	2,694	958	8,606
Stock issued for compensation	-	-	327,500
Stock issued for reimbursement of expenses	-	-	25,923
Net cash used in operating activities	(36,135)	(69,931)	(348,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loans	-	-	21,560
Repayment of stockholder loans	-	-	(21,560)
Proceeds from convertible note	75,000	80,000	155,000
Proceeds from issuance of common stock	-	-	232,500
Net cash provided by financing activities	75,000	80,000	387,500

NET INCREASE IN CASH	38,865	10,069	38,865

CASH, BEGINNING OF PERIOD	-	12	-

CASH, END OF PERIOD	$38,865	$10,081	$38,865

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,653
Income taxes paid	$-	$-	$-

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2010
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Design Source, Inc. (hereinafter “the Company”) was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company’s headquarters is located in Chapel Hill, North Carolina.  The Company is a development stage enterprise.

The Company’s year end is March 31.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

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

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $28,850 for the three months ended June 30, 2010.  In addition, the Company had an accumulated deficit of $723,880 at June 30, 2010.  Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2010
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial resources; therefore, although it may return to its intended business operations at a later date, management has redirected their focus towards identifying and pursuing options regarding the development of a new business plan and direction.  The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.  However, the Company cannot assure that there will be any other business opportunities available nor the nature of the business opportunity, nor indication of the financial resources required of any possible business opportunity.

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

On May 10, 2010 the Company received funding amounting to $75,000 in connection with the issuance of a convertible note.

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

Fair Value of Financial Instruments
The Company's financial instruments may include cash, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2010 and March 31, 2010.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2010
(Unaudited)

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

Derivative Liabilities
The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40 Section 05, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

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

Recently Issued Accounting Pronouncements Affecting the Company
In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ( Topic 810 ). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2010
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

Effective May 10, 2010, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). The adoption of FASB ASC Topic No. 815 –40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). As a result of the Company issuing a convertible note on May 10, 2010, the Company adopted ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). See Note 4 for further discussion.

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

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2010
(Unaudited)

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

During the three months ended June 30, 2010, the Company had issued no additional shares of common stock.

NOTE 4 – CONVERTIBLE DEBT AND DERIVATIVES

On May 8, 2009, the Company issued a convertible promissory note in the principal amount of $80,000.  This note is payable on November 8, 2010 and bears an interest rate of 8.25% per annum payable at the end of the term.  The debt balance and accrued interest balance as of June 30, 2010 amounts to $80,000 and $7,558, respectively.  The terms of conversion have not been determined as of the date of the filing of the 10 Q for the period ended June 30, 2010.

On May 10, 2010 the Company received funding amounting to $75,000 from an investor and in connection therewith issued a 10%, $75,000 convertible note dated May 10, 2010 (the “Note”).  Subject to prepayment, interest and principal are due on November 9, 2011, unless its term is mutually extended by both parties.  At all times while the Note is outstanding, the Note is convertible into shares of our common stock at the rate of $0.10 per share, subject to adjustment for stock splits, business combinations, mergers, reclassifications, sales of assets and similar transactions (the “Fixed Conversion Price”). Further, if at any time while the Note is outstanding we issue shares of our common stock at a price below the then Fixed Conversion Price, the Fixed Conversion Price shall be reduced to such lower issue price.

The Note contains ratchet provisions which adjust the conversion price of the Units if the Company issues common stock at a price lower than the fixed conversion prices in the 10% Convertible Note Payable.  As a result, the Company adopted ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock) and determined that the underlying Units are not indexed to the Company’s common stock and should be valued at fair value at the date of issuance and at each subsequent interim period.

Down-round provisions reduce the exercise price of a convertible instrument if a company either issues new warrants or convertible instruments that have a lower exercise price.

The Company has performed a complete assessment of its embedded conversion features in connection with its convertible loans utilizing the Black Scholes model and concluded that the conversion features issued in connection with the convertible loan are within the scope of ASC 815 due to the down-round provisions included in the terms of the agreements.

DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the three months ended June 30, 2010
(Unaudited)

NOTE 4 – CONVERTIBLE DEBT AND DERIVATIVES (continued)

Based on these calculations, the Company determined that the value of the derivative was $0 on the date of issuance (May 10, 2010), and as a result, there was no discount on the convertible debt as of June 30, 2010.  The Company, every quarter, will perform a valuation of the derivative.

The debt balance and accrued interest balance as of June 30, 2010 amounts to $75,000 and $1,048, respectively.

NOTE 5 – INCOME TAXES

At June 30, 2010 and March 31, 2010, the Company had a deferred tax asset of approximately $294,000 and $282,000 respectively, calculated at a combined federal and state expected rate of 40.5%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at June 30, 2010 and March 31, 2010 were as follows:

	June 30	March 31,
	2010	2010

Deferred tax asset-net operating losses	$294,000	$282,000

Deferred tax asset valuation allowance	(294,000)	(282,000)

Net deferred tax asset	$-	$-

The reconciliation between the statutory federal income tax rate of 35% to the actual rate is as follows:

	June 30	March 31,
	2010	2010

Expected Federal tax (benefit)	$(10,000)	$(22,000)

State tax (benefit), net of Federal effect	(2,000)	(3,000)

Permanent differences	-	-

Valuation allowance	12,000	25,000
Effective tax rate	$-	$-

At June 30, 2010 and March 31, 2010, the Company has net operating loss carry forwards of $725,000 and $696,000 respectively, which begin to expire in the year 2010.  The change in the allowance account from June 30, 2010 to March 31, 2010 was $12,000.

NOTE 6 - RELATED PARTY DEBT AND TRANSACTIONS

In 2004 and 2005, Company directors loaned the Company a total of $21,560. The underlying notes were unsecured with interest at 5%, and a scheduled maturity of October 2007 for all principal and accrued interest. There were no monthly note payments due during the term of the loans. All shareholder loans and accrued interest had been repaid in the fiscal year 2007.

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

Plan of Operation

We were incorporated on April 2, 2003, to offer a comprehensive supply of, market and distribute commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to the interior designer industry and individual retail customers on our proprietary Internet website. We have determined that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial results and resources; therefore, although we may return to our intended business operations at a later date, we have redirected our focus towards identifying and pursuing the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure that we will successfully identify a new business opportunity nor can we provide any indication of the financial resources required to take advantage of any possible business opportunity.

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

Results of Operations

For the period from inception (April 2, 2003) to June 30, 2010, we had no operating revenues and incurred a net loss of $723,880.  For the three months ended June 30, 2010 we incurred net losses of $28,850, which consisted principally of professional fees.  For the three months ended June 30, 2009, we incurred net losses of $35,476, which consisted principally of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our ongoing SEC reports.

Liquidity and Capital Resources

Our cash at June 30, 2010 and March 31, 2010, was $38,865 and $0, respectively.  In order to satisfy our cash requirements for the current period we will have to raise additional funds as described above. There can be no assurance that we will be able to do so.

Net cash used in operating activities in the three months ended June 30, 2010 and June 30, 2009 was $36,135 and $69,931, respectively.  Net cash used in operating activities from inception through June 30, 2010 was $348,635. Net cash provided by financing activities from inception through June 30, 2010 was $387,500.  We had $75,000 of financing activity in the three months ended June 30, 2010.  Our independent registered public accounting firm has expressed the opinion that in our current condition, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 2, Summary of Significant Accounting Policies, of the financial statements included in this report.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

 ITEM 4T.       CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Peter Reichard, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Effectiveness of Controls and Procedures

Our management, including Peter Reichard, our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended June 30, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved)

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

The following exhibits are included as part of this report:

Exhibit No.	Description

4.1	Form of $75,000 10% Convertible Promissory Note

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2010	Design Source, Inc.

	By:	/s/ Peter Reichard
Peter Reichard, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer