Form 10-Q
period 2010-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2010-10-19
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________

Commission file number 000-52089

INVIVO THERAPEUTICS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	36-4528166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Europa Drive, Suite 455, Chapel Hill, North Carolina 27517
(Address of principal executive offices)

(919) 933-2720
(Registrant’s telephone number, including area code)

Design Source, Inc.
(Former name if changed since last report)

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

As of October 18, 2010 there were 11,218,457 shares of the issuer’s common stock, par value $0.00001, outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.
F/K/A DESIGN SOURCE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

PAGE

Balance Sheets as of September 30, 2010 (Unaudited) and
March 31, 2010 (Audited)	4

Statements of Operations for the three and six months ended
September 30, 2010 and 2009 (Unaudited) and for the period from
April 2, 2003 (Inception) through September 30, 2010 (Unaudited)	5

Statements of Cash Flows for the six months ended September 30, 2010 and 2009 (Unaudited) and for the period from April 2, 2003
(Inception) through September 30, 2010 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

INVIVO THERAPEUTICS HOLDINGS CORP.
F/K/A
DESIGN SOURCE, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$18,237	$-

TOTAL ASSETS	$18,237	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$16,310	$23,195
Convertible debt (including accrued interest)	89,221	-
TOTAL CURRENT LIABILITIES	105,531	23,195

Convertible debt (including accrued interest)	77,938	85,912

TOTAL LIABILITIES	183,469	109,107

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,218,457 shares issued and outstanding	113	113
Additional paid-in capital	585,810	585,810
Accumulated deficit during development stage	(751,155)	(695,030)
TOTAL STOCKHOLDERS' DEFICIT	(165,232)	(109,107)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,237	$-

The accompanying notes are an integral part of these unaudited financial statements.

INVIVO THERAPEUTICS HOLDINGS CORP.
F/K/A
DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
					(April 2, 2003)
	Three Months Ended		Six Months Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	-	-	-	426	64,739
Professional fees	23,668	8,662	49,830	42,756	316,994
Taxes	-	-	-	-	1,036
Management fees	-	-	-	-	29,155
Stock based compensation	-	-	-	-	327,500
Total Expenses	23,668	8,662	49,830	43,182	739,424

LOSS FROM OPERATIONS	(23,668)	(8,662)	(49,830)	(43,182)	(739,424)

OTHER INCOME (EXPENSE)
Interest income	7	-	12	2	2,140
Interest expense	(3,554)	(1,663)	(6,247)	(2,621)	(13,811)
Total Other Income (Expense)	(3,547)	(1,663)	(6,235)	(2,619)	(11,671)

LOSS BEFORE TAXES	(27,215)	(10,325)	(56,065)	(45,801)	(751,095)

INCOME TAX EXPENSE	(60)	-	(60)	-	(60)

NET LOSS	$(27,275)	$(10,325)	$(56,125)	$(45,801)	$(751,155)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,218,457	11,218,457	11,218,457	11,218,457

The accompanying notes are an integral part of these unaudited financial statements.

INVIVO THERAPEUTICS HOLDINGS CORP.
F/K/A
DESIGN SOURCE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(April 2, 2003)
	Six Months Ended		through
	September 30,	September 30,	September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,125)	$(45,801)	$(751,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in:
Accounts payable	(6,885)	(36,832)	16,310
Accrued interest	6,247	2,621	12,159
Stock issued for compensation	-	-	327,500
Stock issued for reimbursement of expenses	-	-	25,923
Net cash used in operating activities	(56,763)	(80,012)	(369,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loans	-	-	21,560
Repayment of stockholder loans	-	-	(21,560)
Proceeds from convertible note	75,000	80,000	155,000
Proceeds from issuance of common stock	-	-	232,500
Net cash provided by financing activities	75,000	80,000	387,500

NET INCREASE (DECREASE) IN CASH	18,237	(12)	18,237

CASH, BEGINNING OF PERIOD	-	12	-

CASH, END OF PERIOD	$18,237	$-	$18,237

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,653
Income taxes paid	$60	$-	$60

The accompanying notes are an integral part of these unaudited financial statements.

INVIVO THERAPEUTICS HOLDINGS CORP.
F/K/A
DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2010
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

InVivo Therapeutics Holdings Corp., formerly known as (“f/k/a”) Design Source, Inc. (hereinafter “the Company”) was incorporated on April 2, 2003 under the laws of the State of Nevada for the purpose of offering textiles to the commercial designer market utilizing the internet. The Company’s headquarters is located in Chapel Hill, North Carolina.  The Company is a development stage enterprise.

The Company’s year end is March 31.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

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

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $56,125 for the six months ended September 30, 2010.  In addition, the Company had an accumulated deficit of $751,155 at September 30, 2010.  Since its inception, the Company has not generated any revenues and has minimal cash resources.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INVIVO THERAPEUTICS HOLDINGS CORP.
F/K/A
DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2010
(Unaudited)

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company is currently engaged in discussions with InVivo Therapeutics Corporation, a Delaware corporation (“InVivo”), regarding a possible business combination. InVivo is engaged in the development of technologies for the treatment of spinal cord injuries. No assurance can be given it will proceed with and complete the business combination.

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

Fair Value of Financial Instruments
The Company's financial instruments may include cash, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2010 and March 31, 2010.

INVIVO THERAPEUTICS HOLDINGS CORP.
F/K/A
DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2010
(Unaudited)

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

INVIVO THERAPEUTICS HOLDINGS CORP.
F/K/A
DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2010
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

INVIVO THERAPEUTICS HOLDINGS CORP.
F/K/A
DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2010
(Unaudited)

NOTE 3 – EQUITY TRANSACTIONS (continued)

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

During the six months ended September 30, 2010, the Company had issued no additional shares of common stock.

NOTE 4 – CONVERTIBLE DEBT AND DERIVATIVES

On May 8, 2009, the Company issued a convertible promissory note in the principal amount of $80,000.  This note is payable on November 8, 2010 and bears an interest rate of 8.25% per annum payable at the end of the term.  The debt balance and accrued interest balance as of September 30, 2010 amounts to $80,000 and $9,221, respectively.  The terms of conversion have not been determined as of the date of the filing of the 10 Q for the period ended September 30, 2010.

On May 10, 2010 the Company received funding amounting to $75,000 from an investor and in connection therewith issued a 10%, $75,000 convertible note dated May 10, 2010 (the “Note”).  Subject to prepayment, interest and principal are due on November 9, 2011, unless its term is mutually extended by both parties.  At all times while the Note is outstanding, the Note is convertible into shares of the Company’s common stock at the rate of $0.10 per share, subject to adjustment for stock splits, business combinations, mergers, reclassifications, sales of assets and similar transactions (the “Fixed Conversion Price”). Further, if at any time while the Note is outstanding the Company issues shares of our common stock at a price below the then Fixed Conversion Price, the Fixed Conversion Price shall be reduced to such lower issue price.

INVIVO THERAPEUTICS HOLDINGS CORP.
F/K/A
DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2010
(Unaudited)

NOTE 4 – CONVERTIBLE DEBT AND DERIVATIVES (continued)

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

Based on these calculations, the Company determined that the value of the derivative was $0 on the date of issuance (May 10, 2010), and as a result, there was no discount on the convertible debt as of September 30, 2010.  The Company, every quarter, will perform a valuation of the derivative.

The debt balance and accrued interest balance as of September 30, 2010 amounts to $75,000 and $2,938, respectively.

NOTE 5 – INCOME TAXES

At September 30, 2010 and March 31, 2010, the Company had a deferred tax asset of approximately $305,000 and $282,000 respectively, calculated at a combined federal and state expected rate of 40.5%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at September 30, 2010 and March 31, 2010 were as follows:

	September 30,	March 31,
	2010	2010

Deferred tax asset-net operating losses	$305,000	$282,000

Deferred tax asset valuation allowance	(305,000)	(282,000)

Net deferred tax asset	$-	$-

INVIVO THERAPEUTICS HOLDINGS CORP.
F/K/A
DESIGN SOURCE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
As of and for the six months ended September 30, 2010
(Unaudited)

NOTE 5 – INCOME TAXES (continued)

The reconciliation between the statutory federal income tax rate of 35% to the actual rate is as follows:

	September 30,	March 31,
	2010	2010

Expected Federal tax (benefit)	$(20,000)	$(22,000)

State tax (benefit), net of Federal effect	(3,000)	(3,000)

Permanent differences	-	-

Valuation allowance	23,000	25,000
Effective tax rate	$-	$-

At September 30, 2010 and March 31, 2010, the Company has net operating loss carry forwards of  $752,000 and $696,000 respectively, which begin to expire in the year 2011.  The change in the allowance account from September 30, 2010 to March 31, 2010 was $2,000.

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

NOTE 7 – SUBSEQUENT EVENTS

On October 4, 2010 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which it merged with its newly formed, wholly owned subsidiary, InVivo Therapeutics Holdings Corp., a Nevada corporation ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased.

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

Plan of Operation

We were incorporated on April 2, 2003, to offer a comprehensive supply of, market and distribute commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to the interior designer industry and individual retail customers on our proprietary Internet website. We subsequently determined that we could not continue with our business operations as outlined in our original business plan because of a lack of financial results and resources. Accordingly, we redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. However, we cannot assure that there will be any other business opportunities available nor the nature of the business opportunity, if any, nor any indication of the financial resources required to take advantage of any possible business opportunity.

As discussed in greater detail in Part II, Item 5 hereof, we are currently engaged in discussions with InVivo Therapeutics Corporation, a Delaware corporation (“InVivo”), regarding a possible business combination. InVivo is engaged in the development of technologies for the treatment of spinal cord injuries. No assurance can be given that we will proceed with and complete the business combination.

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

Results of Operations

For the period from inception (April 2, 2003) to September 30, 2010, we had no operating revenues and incurred a net loss of $751,155.  For the three and six months ended September 30, 2010 we incurred net losses of $27,275 and $56,125, respectively, which consisted principally of professional fees.  For the three and six months ended September 30, 2009, we incurred net losses of $10,325 and $45,801, respectively, which consisted principally of professional fees primarily incurred in connection with the preparation and filing of our ongoing SEC filing requirements.

Liquidity and Capital Resources

Our cash at September 30, 2010 and March 31, 2010, was $18,237 and $0, respectively.  In order to satisfy our cash requirements for the current period we will have to raise additional funds as described above. There can be no assurance that we will be able to do so.

Net cash used in operating activities in the six months ended September 30, 2010 and 2009, was $56,763 and $80,012, respectively.  Net cash used in operating activities from inception through September 30, 2010 was $369,263. Net cash provided by financing activities from inception through September 30, 2010 was $155,000.  We had $75,000 of financing activity in the six months ended September 30, 2010 and $80,000 of financing activity in the six months ended September 30, 2009.  Our independent registered public accounting firm has expressed the opinion that in our current condition, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 2, Summary of Significant Accounting Policies, of the financial statements included in this report.

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

ITEM 4.             CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended September 30, 2010.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             [REMOVED AND RESERVED]

ITEM 5.             OTHER INFORMATION

On October 4, 2010 we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our newly formed, wholly owned subsidiary, InVivo Therapeutics Holdings Corp., a Nevada corporation ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named InVivo Therapeutics Holdings Corp.

As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name. Upon the filing of Articles of Merger (the "Articles of Merger") with the Secretary of State of Nevada on October 4, 2010 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name.

Our common stock will temporarily remain listed for quotation on OTC Markets and the OTC Bulletin Board under the current symbol “DSGS” until new a symbol is assigned by Financial Industry Regulatory Authority, Inc. (FINRA). We will publicly announce the new trading symbol when assigned by FINRA and the effective date of the symbol change.

We are currently engaged in discussions with InVivo Therapeutics Corporation, a Delaware corporation (“InVivo”), regarding a possible business combination involving the two companies.  At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the transaction.  With the permission of InVivo and as provided herein, we have changed our name to “InVivo Therapeutics Holdings Corp.” to facilitate these discussions.  If the parties determine not to proceed with the business combination, we will change our name back to Design Source, Inc. or adopt another name.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer
99.1	Schedule 14F-1 Information Statement(1)

(1)      Filed with the Securities and Exchange Commission on October 5, 2010 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 18, 2010	InVivo Therapeutics Holdings Corp.
f/k/a Design Source, Inc.

	By:	/s/ Peter Reichard
Peter Reichard, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer