Form 10-K
period 2010-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2011-03-24
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NUMBER 000-52089

INVIVO THERAPEUTICS HOLDINGS CORP.

(Exact Name of Registrant as specified in its charter)

Nevada	36-4528166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Broadway, 14th Floor
Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 475-1520

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Our common stock began being quoted on the OTC Bulletin Board under the symbol “NVIV” effective October 29, 2010. The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer on October 29, 2010 was $58,547,354 based on a closing price of $2.70 of our common stock on that date.

As of March 21, 2011, the number of shares outstanding of the registrant’s common stock, $0.00001 par value per share, was 51,674,712.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

INVIVO THERAPEUTICS HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to anticipated future events, future results of operations or future financial performance. These forward-looking statements include, but are not limited to, statements relating to our ability to raise sufficient capital to finance our planned operations, market acceptance of our technology and product offerings, our ability to attract and retain key personnel, our ability to protect our intellectual property, and estimates of our cash expenditures for the next 12 to 36 months. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. The “Risk Factors” section of this annual report sets forth detailed risks, uncertainties and cautionary statements regarding our business and these forward-looking statements.

We cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

As used herein, “we,” “us,” “our” or the “Company” means InVivo Therapeutics Holdings Corp., together with its consolidated subsidiaries where applicable.

Item 1. BUSINESS

History

We were incorporated on April 2, 2003 under the name of Design Source, Inc., to offer a comprehensive supply of, market and distribute commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to the interior designer industry and individual retail customers on our proprietary Internet website.

We subsequently determined that we could not continue with our intended business operations because of a lack of financial results and resources. We redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. On October 4, 2010, we merged into our newly formed, wholly owned subsidiary, InVivo Therapeutics Holdings Corp. (“ITHC”). The sole purpose of this merger was to effect a change of our name in anticipation of a business acquisition. Our Common Stock was forward-split on a 2.02898 for 1 basis effective October 22, 2010.

Merger and Related Transactions

On October 26, 2010, we acquired the business of InVivo Therapeutics Corporation (“InVivo”), through the completion of a reverse merger transaction (the “Merger”). InVivo is now a wholly owned subsidiary of ITHC, which continues to operate the business of InVivo. We issued 31,147,190 shares of our Common Stock to the holders of InVivo common stock on October 26, 2010 in exchange for the 2,261,862 outstanding shares of InVivo. We also issued options and warrants in exchange for the outstanding options and warrants of InVivo.

The Merger was accounted for as a “reverse merger,” and InVivo is deemed to be the accounting acquirer. The Merger was recorded as a reverse recapitalization, equivalent to the issuance of common stock by InVivo for the net monetary assets of ITHC accompanied by a recapitalization. At the date of the Merger, the 6,999,981 outstanding ITHC shares are reflected as an issuance of InVivo common stock to the prior shareholders of ITHC. ITHC had no net monetary assets as of the Merger so this issuance was recorded as a reclassification between additional paid-in capital and par value of Common Stock. In connection with the Merger, we adopted the fiscal year end of InVivo, thereby changing our fiscal year end from March 31 to December 31.

In connection with the Merger, on October 26, November 10 and December 3, 2010, we completed a private offering (the “Offering”) of 13,000,000 units of our securities, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock.

Prior to the Merger, InVivo completed a bridge financing, wherein it sold $500,000 in principal amount of its bridge notes and 36,310 bridge warrants to accredited investors. Upon consummation of the Merger and the Offering, InVivo’s bridge notes converted into 504,597 units in the Offering. The 36,310 bridge warrants converted into 500,000 new bridge warrants, each exercisable at a price of $1.00 per share of Common Stock, upon the closing of the Merger.

Simultaneously with the closing of the Merger on October 26, 2010, ITHC transferred all of its operating assets and liabilities to its wholly-owned subsidiary, D Source Split Corp., a company organized under the laws of Nevada (“DSSC”). DSSC was then split-off from ITHC through the sale of all outstanding shares of DSSC (the “Split-Off”). In connection with the Split-Off, 14,747,554 shares of our Common Stock held by Peter Reichard, Lawrence Reichard and Peter Coker (the “Split-Off Shareholders”) were surrendered and cancelled without further consideration, other than the shares of DSSC. An additional 1,014,490 shares of our Common Stock were cancelled by a shareholder for no additional consideration. The assets and liabilities of ITHC were transferred to the Split-Off Shareholders in the Split-Off. ITHC executed a split off agreement with the Split-Off Shareholders which obligates the Split-Off Shareholders to assume all prior liabilities associated with ITHC before the Merger.

We filed a Current Report on Form 8-K with the SEC on November 1, 2010, as required under the rules and regulations of the Securities Exchange Act of 1934, in order to provide all information required to be disclosed with respect to the Merger.

Overview

InVivo was incorporated on November 28, 2005. InVivo was founded to develop and commercialize new technologies for the treatment of spinal cord injuries. InVivo’s proprietary technology was co-invented by Robert S. Langer, ScD, Professor at Massachusetts Institute of Technology and Joseph P. Vacanti, MD, affiliated with Massachusetts General Hospital. The intellectual property rights that are the basis for our products are licensed under an exclusive, world-wide license from Children’s Medical Center Corporation (“CMCC”) and Massachusetts Institute of Technology (“MIT”).

We intend to create new treatments for spinal cord injury. Current treatments consist of a collection of approaches that only focus on symptoms of spinal cord injury. To date, we are not aware of any product on the market that addresses the underlying pathology of spinal cord injury.

Currently, there are no successful spinal cord injury treatment options for spinal cord injury patients. We take a different approach to spinal cord injury and focus on protection of the spinal cord and prevention of secondary injury rather than regeneration. Our platform technologies focus on minimizing tissue damage sustained following acute injury and promoting neural plasticity of the spared healthy tissue, which may result in full or partial functional recovery. The technologies encompass multiple strategies involving biomaterials, U.S. Food & Drug Administration (“FDA”) approved drugs, growth factors, and human neural stem cells. We believe our approach could become a standard treatment for both acute and chronic spinal cord injuries.

The Technology

We intend to leverage our primary platform technology to develop and commercialize three products as follows:

1.	A biocompatible polymer scaffolding device to treat acute spinal cord injuries.

2.	A biocompatible hydrogel for local controlled release of methylprednisolone to treat acute spinal cord injuries.

3.	A biocompatible polymer scaffolding device seeded with autologous human neural stem cells to treat acute and chronic spinal cord injuries.

Our biopolymer-based devices are surgically implanted or injected into the lesion created during traumatic injury, or the “primary injury”. This biopolymer scaffolding protects the damaged spinal cord by mitigating the progression of “secondary injury” resulting from the body’s inflammatory and immune response to injury, and promotes neuroplasticity, a process where functional recovery (the recovery of motor movement or sensation) may occur through the rerouting of signaling pathways to the spared healthy tissue. Achieving these results is essential to the recovery process, as secondary injury can significantly worsen the immediate damage sustained during trauma. The additional damage dramatically reduces patient quality of life post-injury.

Additional applications of our platform technologies include the potential treatment for, spinal cord injury following tumor removal, peripheral nerve damage, and postsurgical treatment of any transected nerve. Our first product, the biocompatible scaffolding device for the treatment of acute spinal cord injury, is regulated as a Class III medical device by the FDA. The product has been evaluated in animal studies and the Company intends to submit an Investigational Device Exemption with the FDA during 2011 that if approved by the FDA will permit the commencement of human clinical studies.

The biocompatible hydrogel for the local release of methylprednisolone to treat acute spinal cord injuries and the biocompatible polymer scaffolding device seeded with autologous human neural stem cells to treat acute and chronic spinal cord injuries are likely to be regulated as combination drug/devices and as such will require significantly longer regulatory approval times than the biopolymer scaffolding device.

Market Opportunity

As we are aware of no current products on the market that treat paralysis caused by spinal cord injuries, we believe that our market opportunity for our technology is significant. By 2011, based on the Company’s estimates, the total addressable market for acute spinal cord injury will be approximately $10.4 billion annually. Since 1973, the National Spinal Cord Injury Statistical Center (“NSCISC”) at the University of Alabama has been commissioned by the US government to maintain a national database of spinal cord injury statistics. The NSCISC has projected an annual spinal cord injury incidence growth rate of 1% due to a growing US population and escalated societal risks that include faster highway speed limits, expanding participation in extreme sports, and increased gun ownership.

In the United States:

•	Approximately 1,275,000 people are currently living with paralysis due to spinal cord injury.

•	An additional 12,000 individuals will become fully or partially paralyzed this year alone.

Globally:

•	Over 5,200,000 people are living with spinal cord injuries.

•	More than 167,000 individuals will become fully or partially paralyzed this year alone.

The financial impact of spinal cord injuries, as reported by the NSCISC, is enormous:

•	During the first year, “cost of care” ranges from $244,562 to $829,843, depending on the severity.

•	The net present value (“NPV”) to maintain a quadriplegic injured at age 25 for life is $3,273,270.

•	The NPV to maintain a paraplegic injured at age 25 for life is $1,093,669.

Sources: Christopher & Dana Reeve Foundation, and National Spinal Cord Injury Statistical Center. “One Degree of Separation: Paralysis and Spinal Cord Injury in the United States” 2010.

These costs place a tremendous financial burden on families, insurance providers, and government agencies. Moreover, despite all financial investment, the patient remains disabled for life since current medical interventions address only the symptoms of spinal cord injury rather than the underlying neurological cause.

TABLE 1. COST OF CARE FOR A SPINAL CORD INJURY PATIENT

	AVERAGE YEARLY EXPENSES (in 2009 dollars)		ESTIMATED LIFETIME COSTS BY AGE AT INJURY (NPV, Discounted at 2%)
SEVERITYOF INJURY	First Year	Each Subsequent Year	25 Years Old	50 Years Old
High Tetraplegia (C1-C4)	$829,843	$148,645	$3,273,270	$1,926,992
Low Tetraplegia (C5-C8)	$535,877	$60,887	$1,850,805	$1,172,070
Paraplegia	$303,220	$30,855	$1,093,669	$745,951
Incomplete Motor Functional at Any Level	$244,562	$17,139	$729,560	$528,726

Source: National Spinal Cord Injury Statistical Center; February 2010 edition of “Spinal Cord Injury Facts and Figures at a Glance.” All figures in US Dollars.

Note: tetraplegia is paralysis in the arms, legs and trunk of the body below the level of the spinal cord injury; paraplegia is paralysis of the lower part of the body including the legs.

Creating New Treatments for Spinal Cord Injuries

We intend to create new treatments for spinal cord injuries. Current methods consist of a collection of approaches that only focus on symptoms of spinal cord injuries. For example, to date, we are not aware of any product on the market that addresses the underlying pathology of spinal cord injuries.

Our goal is to create new options for care by changing the way physicians treat spinal cord injuries. Our technology aims to protect the spinal cord and minimize secondary injury that causes cell death while promoting neural plasticity of the spared healthy tissue, something no other product on the market is designed to do. Our products, if approved for commercialization, will be a new therapeutic class of products and will not compete with current treatment options (i.e. spinal fixation devices). Rather, it is expected that they will be complementary to these products, and the combination may create the best clinical outcome.

Our First Product Under Development: A Scaffolding Device to Treat Spinal Cord Injuries

Spinal cord injury involves not only initial cell death at the lesion due to mechanical impact but also a devastating secondary injury pathology that persists for several weeks (Figure 1). We are focused on preventing this secondary cascade of cell death and promoting the subsequent repair and recovery processes.

FIGURE 1. PROGRESSION OF SECONDARY INJURY (DAYS 2-30 POST-INJURY) (Fleming et al. 2006)

Our first product is a biopolymer scaffolding device that will be implanted into lesions within the spinal cord to treat acute spinal cord injuries (Figure 2). The porous biopolymer scaffold consists of polylactic-co-glycolic acid (“PLGA”) and-polylysine. PLGA is a biodegradable and biocompatible polymer, which is approved by the FDA for applications such as surgical sutures (Dolphin sutures and Ethicon sutures), drug delivery (Lupron Depot and Sandostatin LAR Depot), and tissue engineering (Dermagraft).

The PLGA-polylysine biopolymer scaffolding device is biocompatible and biodegradable and degrades naturally inside the body without requiring subsequent removal. The device will be customized to fit inside a patient-specific lesion.

FIGURE 2. SCAFFOLD IMPLANTED INTO SPINAL CORD INJURY LESION

Our biopolymer scaffolding has been designed to prevent and mitigate the cascading inflammatory response or secondary injury and our device is intended to perform four functions:

1.	Fill the necrotic lesion to minimize secondary injury, which may occur by inhibiting cell-cell signaling via inflammatory cytokines.

2.	Bridge the gap formed by the lesion, providing a matrix designed to promote regrowth and reorganization of neural elements (neurons and neurites).

3.	Act as a synthetic extracellular matrix, with the goal of promoting survival of surrounding neurons.

4.	Reduce scar formation (astrogliosis).

Our Polymer Technology Differentiator

We intend to introduce the first biodegradable polymer scaffold without any other FDA regulated drugs for spinal cord injury treatment. Since this product does not contain cells or drugs, the implantable device is regulated as a Class III medical device and as such the FDA approval process is not as long as a drug or a drug/device combination product.

Our Second Planned Product to be Developed: Local Controlled Release Drug Delivery

The second product we intend to develop is an injectable hydrogel designed to counteract the inflammatory environment that results during a secondary injury from a closed-wound spinal cord injury where further cell death occurs. The hydrogel is designed to release drugs over at least 10 days in order to synchronize the rate of delivery to match the period in which the inflammatory response peaks during secondary injury. While the hydrogel could incorporate other hydrophilic drugs or therapeutic agents that counteract secondary injury, promote neuroplasticity or support endogenous repair mechanisms, our second product is designed to deliver the anti-inflammatory steroid methylprednisolone sodium succinate. Methylprednisolone sodium succinate is FDA-approved, and is currently a treatment option for spinal cord injuries. However, high-dose intravenous administration of the drug can result in harmful systemic side effects, including increased risks of pneumonia, sepsis and mortality. By precisely controlling the release of methylprednisolone at the site of injury, we hypothesize that therapeutically effective doses can be delivered to the point of inflammation while mitigating the risk of harmful systemic side effects. Although we have conducted initial animal studies for this potential product, we will need to accumulate additional animal data before we can submit for regulatory approval to commence human clinical studies.

Our Third Product to be Developed: Polymer Scaffold Seeded with Autologous Human Neural Stem Cells

The third product we intend to develop extends the biopolymer platform technology to treat both acute closed-wound and chronic spinal cord injury patients by seeding the patient’s own stem cells onto the scaffold and then inserting the scaffold into the injured spinal cord. The scaffold acts as a synthetic extracellular matrix on which cells can be transplanted.

Our third product is intended to counteract the pathophysiology of spinal cord injury by:

1.	Replacing lost cells of the spinal cord.

2.	Activating endogenous regenerative processes such as the formation of new synapses and axonal sprouting based on molecules the stem cells produce.

Although we have conducted initial animal studies for this potential product, we will need to accumulate additional animal data before we can submit for regulatory approval to commence human clinical studies.

Rodent Study — 2002

The first animal study for our technology was performed by academic researchers at MIT and Harvard Medical School in 2002 and published in the Proceedings of the National Academy of Sciences (PNAS, 2002, vol.99, no.5, 3024-9). The implemented scaffold was designed to mimic the cellular architecture of the inner ‘grey’ matter and outer ‘white’ matter of the spinal cord (Figure 3).

FIGURE 3 (a) SCHEMATIC OF THE SCAFFOLD SHOWING INNER AND OUTER ARCHITECTURE. (b and c) INNER SCAFFOLDS SEEDED WITH HUMAN NEURAL STEM CELL (SCALE: 200 µM AND 50 µM, RESPECTIVELY). THE OUTER SECTION OF THE SCAFFOLD CONTAINS LONG, AXIALLY ORIENTED PORES FOR AXONAL GUIDANCE AS WELL AS RADIAL PORES TO ALLOW FLUID TRANSPORT WHILE INHIBITING THE IN-GROWTH OF SCAR TISSUE (SCALE: 100 µM). (e) SCHEMATIC OF SURGICAL INSERTION OF THE IMPLANT INTO THE SPINAL CORD.

The study demonstrated the impact of our polymer-alone device (first product) and our polymer with human neural stem cell device (third product) in treating spinal cord injury (Figure 5). The human neural stem cells augment the polymer scaffolding treatment. The study also demonstrated that stem cells injected into the lesion without our proprietary scaffold do not exert a therapeutic effect. Comparable to the adhesion of cells to the body’s extracellular matrix, it is thought that the scaffolding device is necessary for the human neural stem cells to survive and function following transplantation.

The Basso-Beattie-Bresnahan (“BBB”) scoring scale was used to evaluate neuromotor (the ability to voluntarily move muscles) improvement at one day post-surgery and weekly time points over the course of six weeks post-injury. The BBB twenty point neuromotor scoring scale evaluates the degree of neuromotor recovery after a spinal cord injury was induced in a spinal cord rodent injury model. For example, a BBB score of zero means the subject has no voluntary motor function after injury, a BBB score of twenty means a complete neuromotor recovery after injury. Results from the PLGA-polylysine scaffold configured to treat spinal cord injury showed neuromotor improvement as early as two weeks post injury. While the study was stopped at the end of either week 8 or week 10, rodents were kept for over one year. The subjects demonstrated neuromotor recovery that was sustained over the year period, and they exhibited no adverse pathological reactions.

Pilot Primate Study — 2008

We believe the non-human primate model is the best surrogate for potentially how spinal cord injury products will work in humans. To date, the PLGA-polylysine scaffolding device has been evaluated in two primate studies. The first study involving four primates, was completed in 2008, was published in the Journal of Neuroscience Methods, and focused mainly on neuromotor assessment criteria following the model spinal cord injury. The second primate study which involved sixteen primates also included collecting quantitative electromyographic and kinematic analyses.

In April 2008, we conducted our first non-human primate study with an induced spinal cord injury model. The experiment was designed as a pilot study to test the model injury in assessing the potential therapeutic efficacy of our technologies. The study was conducted at the St. Kitts Biomedical Research Foundation in St. Kitts and Nevis. The surgeries were performed by Eric Woodard, MD, our Chief Medical Officer, and Jonathan Slotkin, MD. Dr. Woodard served as Chief of Spine Surgery at Harvard’s Brigham & Women’s Hospital for ten years and is currently Chief of Neurosurgery at Boston’s New England Baptist Hospital. Dr. Slotkin has practiced at Harvard’s Brigham & Women’s Hospital and is currently a spine neurosurgeon at the Washington Brain and Spine Institute and a member of our Scientific Advisory Board.

We utilized a lateral hemisection spinal cord injury model in four African Green monkeys, in which the left-half segment of the spinal cord between T9 and T10 was surgically removed. Immediately following tissue removal, our biopolymer devices were inserted into the resulting lesion by our Chief Medical Officer, Dr. Eric Woodard (Figure 4). The injury model resulted in Brown-Séquard syndrome: paralysis of the animals’ left hind limb and loss of sensory function in the animals’ right hind limb. The injury model was successful in preserving bowel and bladder function in all animals.

FIGURE 4. DEVICE INSERTED INTO HEMI-SECTION

Animals were monitored for six weeks post-injury, and behavioral scoring was performed to measure functional recovery by a neuroscientist blinded to the injury model or treatments performed on each subject. Preliminary video data of the primates was reviewed and rated by a blinded reviewer not involved in the conduct of the study based on a twenty point neuromotor observational scale developed by InVivo that is analogous to the BBB twenty point neuromotor scale for rodents. InVivo’s twenty point scale assesses the degree of neuromotor recovery in the hind-limbs of primates after the lateral hemisection injury model. For example, a score of zero means the primate has no voluntary muscle function after injury, a score of twenty means a completely recovery after injury. Any score greater than eight indicates the subject has regained the ability to bear weight and perform deliberate stepping (Figure 6).

Non-Human Primate Studies: Comparison of Results to Prior Rodent Study

FIGURE 5. IPSILATERAL-LESIONED SIDE BBB OPEN-FIELD WALKING SCORE FROM RODENT STUDY (Teng, Lavik, et al. 2002)	FIGURE 6. LEFT HINDLIMB NEUROMOTOR PERFORMANCE FROM ST. KITTS PRIMATE GREEN PILOT STUDY (2008) (SCAFFOLD + HNSC: N=2 EXPECT FOR DAY 1 & DAY 44, WHERE N=1; SCAFFOLD-ALONE: N=1, NO TREATMENT: N=1)

The two African Green monkeys that received scaffolds seeded with human neural stem cells (n=2, Figure 6) demonstrated an improved level of functional recovery compared to the control animal (n=1, Figure 6). These results mirrored the behavioral observations obtained in our rodent study (n=12, Figure 5). Furthermore, implantation of the scaffold alone demonstrated improved efficacy in promoting functional recovery compared to the control in both one monkey (n=1, Figure 6) and in prior rodent studies (n=12, Figure 5).

2nd Primate Study 2010- Preclinical evaluation of biomaterial scaffolds and hydrogels in a model spinal cord injury in the African green monkey.

A second primate study involving 16 primates, was also conducted at the St. Kitts Biomedical Research Foundation in St. Kitts and Nevis. The surgeries were also performed by Eric Woodard, MD, our Chief Medical Officer, and Jonathan Slotkin, MD. A segmental thoracic hemisection was used in African green monkeys for the evaluation of biomaterial implants in a pre-clinical model of spinal cord injury in the non-human primate. The model’s physiological tolerance permitted behavioral analyses for a 12-week period post-injury, extending to termination points for immunohistochemical analyses.

Implementation of surgically-induced spinal cord injury through T9-T10 thoracic lateral hemisection on 16 African green monkeys with administration of a PLGA-polylysine scaffold (n=4), a PLGA-polylysine scaffold soaked in growth factors (EGF, bFGF, 15 µg each) (n=5), a thiol-acrylate poly (ethylene glycol) based hydrogel containing 150 µg methylprednisolone sodium succinate (n=4), or no treatment for control (n=4). Implants were administered at the time of lesioning. The objective was to determine the feasibility and reliability of this pre-clinical model of spinal cord injury, the safety and efficacy of the implants in a non-human primate model, as well as the establishment of assessment measures. Analysis of functional neuromotor improvements was performed by statistical evaluation of 3D kinematic and electromyographic (“EMG”) recordings, InVivo’s 0-20 neuromotor scoring system and histological and immunohistochemical stains on post-mortem spinal cord thoracic and lumbar cross-sections.

The neuromotor assessment by a blinded trained neuroscientist for each group over the twelve-week period for the left hind limb was charted (Figure 7). All groups show an initial paralysis 2 days post-injury, confirming successful surgical induction of model Brown-Séquard syndrome. The treatment groups exhibited an improved recovery compared to untreated injured controls on average. Kinematic and EMG analyses exhibited the same trend. While only sixteen primates were evaluated and statistical power tests have not been completed, the initial results are consistent with data from prior monkey and rodent studies.

FIGURE 7. IPSILATERAL HINDLIMB TREADMILL HANDCAM NEUROMOTOR SCORE

Commercialization Strategy

Clinical Regulatory Plan

Our PLGA biopolymer scaffolding product is expected to be regulated as a Class III medical device by the FDA. We will be required to demonstrate safety and efficacy in a human clinical trial before we can submit a PMA for FDA approval. Before human clinical trials can commence, we are required to obtain FDA clearance to conduct the clinical trial under an Investigational Device Exemption (“IDE”). We have conducted a Pre-IDE meeting with the FDA to discuss the clinical trial and plan to submit an IDE to the FDA during 2011.

We first plan to conduct a pilot clinical study to evaluate the device in ten acute spinal cord injury patients. We are also planning a larger follow-on pivotal human study in acute spinal cord injury patients after the pilot study is completed. The clinical development timeline is subject to a number of risks that could delay the filing of a PMA or cause a PMA never to be filed. The FDA will review the PMA and there could be significant delays in the review process. There is also a risk that the FDA will never approve the PMA. These risks are described in the section entitled “Risk Factors.” Even if the FDA approves the PMA for our biopolymer scaffolding product, since this is a new unproven technology, the Company will have significant challenges to demonstrate the clinical utility of the product and gain acceptance from physicians and obtain third party reimbursement for its product.

Our regulatory team is led by David Feigal, MD, a consultant to the Company and a member of our Business Advisory Board. Dr. Feigal recently served as Vice-President, Regulatory at Amgen, Inc. and earlier was the number-two executive at the FDA from 1992 to 2006. During his tenure, he was head of the FDA’s Center for Devices for five years and head of the Center for Biologics for five years. For our day-to-day handling of FDA processes, we will hire a Director of Regulatory & Clinical Affairs who will be responsible for managing our regulatory affairs.

Janice Hogan, a managing partner at Hogan Lovells US LLP, serves as our FDA consultant. Ms. Hogan has over twenty-five years of experience in representing spine industry companies to the FDA such as Johnson & Johnson’s DePuy Spine, Synthes Spine, Abbott Spine, Stryker Spine, and Medtronic Spine.

Manufacturing and Product Delivery Plan

We believe that the raw material polymers for our first device product can be readily obtained from suppliers that already have obtained FDA clearance to manufacture these components. We have developed a proprietary manufacturing process to create a uniform porous three-dimensional scaffolding structure for each device. We plan to purchase the raw material polymers from suppliers and then utilize our proprietary manufacturing process to create the final polymer scaffolding. Proprietary manufacturing processes will include batch processes to create the scaffolds. We intend to either establish a manufacturing facility or utilize a third-party to produce the polymer scaffolding and then package the final product.

Sales and Marketing

We plan to sell our spinal cord injury products through a to-be-established direct sales force for major markets in the U.S and through distributors in foreign markets. Since the product is new, we will seek to gain acceptance with the physicians who are thought leaders in the spinal cord injury field and plan on utilizing a consultative selling approach. The direct sales force will focus its efforts on maximizing revenue through product training, placement and support. We will seek to establish strong relationships with orthopedic spine surgeons and neurosurgeons and expect to provide a high level of service for the products including providing on-site assistance and service during procedures at any time of day. The primary market channel for the product will be to emergency department physicians handling trauma cases. In addition, we will establish medical education programs to reach practitioners in physical medicine and rehabilitation centers, and through patient advocacy groups. We will also utilize Internet and other marketing approaches to reach spinal cord injury patients.

Intellectual Property

In July 2007, InVivo obtained a world-wide exclusive license (the “CMCC License”) to a broad suite of patents co-owned by MIT and CMCC covering the use of a wide range of biopolymers to treat spinal cord injury, and to promote the survival and proliferation of human stem cells in the spinal cord. In addition, they cover the use of biomaterials in combination with growth factors and drugs. The CMCC License covers 10 issued US patents and 3 pending US patents as well as 67 international patents and 34 international patents pending.

The CMCC License provides us intellectual property protection for the use of any biomaterial scaffolding used as an extracellular matrix substitute for treating spinal cord injury by itself or in combination with drugs, growth factors and human stem cells. Our rodent studies have shown that human stem cells cannot proliferate and survive without the addition of the biopolymer scaffolding which serves as an extracellular matrix replacement and mimics the natural cellular architecture of the inner ‘grey’ and outer ‘white’ matter of the spinal cord. We believe that any extracellular matrix developed to treat spinal cord injuries will infringe on the patents licensed to us. We intend to defend all patents very aggressively.

The patents are the results of over a decade of research by Dr. Robert S. Langer, Professor of Chemical and Biomedical Engineering at MIT and his research teams at MIT’s Langer Lab. Dr. Langer is an inventor who is generally regarded to be the cofounder of the field of tissue engineering.

Under the CMCC License, we have the right to sublicense the patents. We have full control and authority over the development and commercialization of the licensed products, including clinical trials, manufacturing, marketing, and regulatory filings and we own the rights to the data it generates. In addition, we have the first right of negotiation for a thirty-day period to any improvements to the intellectual property.

The CMCC License has a 15-year term, or as long as the life of the last expiring patent right, whichever is longer, unless terminated earlier by CMCC. In connection with the CMCC License, we submitted to CMCC and MIT a 5-year plan with certain targets and projections that involve the timing of product development and regulatory approvals. We are required to meet the objectives in the plan, or else we are required to notify CMCC and revise the plan. CMCC has the right to terminate the CMCC License for failure by us to either meet the objectives in the plan or submit an acceptable revision to the plan within a 60-day cure period after notification by CMCC that we are not in compliance with the plan.

We are required to pay certain fees and royalties under the CMCC License. Specifically, we are required to pay a license issue fee, which was paid at the execution of the CMCC License. We are also required to make milestone payments upon completing various phases of product development, including (i) upon FDA filing of first Investigational New Drug application and Investigational Device Exemption application; (ii) upon enrolling first patient in Phase II testing; (iii) upon enrolling first patient in Phase III testing; (iv) upon filing with the FDA of first New Drug Application or related applications, and; (v) upon first market approval in any country outside the US. Each year prior to the release of a licensed product, we are also required to pay a maintenance fee. Further, we are required to make payments based on sublicenses to manufacturers and distributors. We believe that we have sufficient capital resources to make all of such payments. In addition, following commercialization, we are required to make ongoing royalty payments equal to a percentage of net sales of the licensed products.

Compliance with Environmental, Health and Safety Laws

In addition to FDA regulations, we are also subject to evolving federal, state and local environmental, health and safety laws and regulations. In the past, compliance with environmental, health and safety laws and regulations has not had a material effect on our capital expenditures. We believe that we comply in all material respects with existing environmental, health and safety laws and regulations applicable to us. Compliance with environmental, health and safety laws and regulations in the future may require additional capital expenditures.

Employees

We currently have 13 employees, consisting of 9 full-time employees and 4 part-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. We also utilize a number of consultants to assist with research and development and regulatory activities. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

WHERE YOU CAN FIND MORE INFORMATION

We maintain a website at www.invivotherapeutics.com. We make available through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission. We also similarly make available, free of charge through our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act. We are not including the information contained at www.invivotherapeutics.com or at any other Internet address as part of, or incorporating it by reference into, this annual report on Form 10-K.

Item 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This report contains forward-looking statements within the meaning of the federal securities laws. Forward looking statements concerning the expected future revenues, earnings or financial results or concerning project plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. If any of the following risks actually occurs, our financial condition and operating results could be materially adversely affected.

Risks Relating to Our Business and Our Industry

We have a limited operating history and it is difficult to predict our future growth and operating results.

We have a limited operating history and limited operations and assets. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties encountered by companies in the early stage of development. As a development stage company, our development timelines have been and may continue to be subject to adjustments that could negatively affect our cash flow and ability to develop or bring products to market, if at all. Predicting our future operating and other results is extremely difficult, if not impossible.

Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by all early stage companies, particularly companies in new and evolving markets. These risks include, by way of example and not limitation, unforeseen capital requirements, unforeseen technical problems, delays in obtaining regulatory approvals, failure of market acceptance and competition from foreseen and unforeseen sources.

We have not generated any revenues to date and have a history of losses since inception.

We have not generated any revenue to date and, through December 31, 2010, have incurred net losses of approximately $14,235,000 since inception. It can be expected that we will continue to incur significant operating expenses and continue to experience losses in the foreseeable future. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development and approval to market and sell our product candidates will require a commitment of substantial funds, in excess of our current capital resources. Before we can market or sell any of our products, we will need to conduct costly and time-consuming research, which will include preclinical and clinical testing and regulatory approvals. We anticipate the amount of operating funds that we use will continue to increase along with our operating expenses over at least the next several years as we plan to bring our products to market. While we believe our current capital resources will satisfy our planned capital needs for at least 12 months, our future capital requirements will depend on many factors, including:

•	the progress and costs of our research and development programs, including our ability to develop our current portfolio of therapeutic products, or discover and develop new ones;

•	our ability, or our partners ability and willingness, to advance partnered products or programs;

•	the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the progress, scope, costs, and results of our preclinical and clinical testing of any current or future products;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing our product candidates;

•	expenses related to complying with Good Manufacturing Practice manufacturing of product candidates;

•	costs of financing the purchases of additional capital equipment and development technologies;

•	competing technological and market developments;

•	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements.

•	the amount and timing of payments or equity investments that we receive from collaborators and the timing and amount of expenses we incur;

•	costs associated with the integration of any new operation, including costs relating to future mergers and acquisitions with companies that have complementary capabilities;

•	expenses related to the establishment of sales and marketing capabilities for products awaiting approval or products that have been approved;

•	the level of our sales and marketing expenses; and

•	our ability to introduce and sell new products.

We cannot assure you that we will not need additional capital sooner than currently anticipated. We will need to raise substantial additional capital to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our Common Stock. Fluctuating interest rates could also increase the costs of any debt financing we may obtain.

Our products will represent new and rapidly evolving technologies.

Our proprietary spinal cord injury treatment technology depends on new, rapidly evolving technologies and on the marketability and profitability of our products. Approval by applicable regulatory agencies and commercialization of our spinal cord injury treatment technology could fail for a variety of reasons, both within and outside of our control. Furthermore, because there are no approved treatments for spinal cord injuries, the regulatory requirements governing this type of product may be more rigorous or less clearly established than for other analogous products.

We license our core technology from Children’s Medical Center Corporation (“CMCC”) and Massachusetts Institute of Technology (“MIT”), and we could lose our rights to this license if a dispute with CMCC or MIT arises or if we fail to comply with the financial and other terms of the license.

We license patents and core intellectual property from CMCC and MIT under the CMCC license. The CMCC license agreement imposes certain payment, milestone achievement, reporting, confidentiality and other obligations on us. In the event that we were to breach any of the obligations and fail to cure, CMCC would have the right to terminate the CMCC license agreement upon notice. In addition, CMCC has the right to terminate the CMCC license agreement upon the bankruptcy or receivership of the Company. The termination of the CMCC license would have a material adverse effect on our business, as all of our current product candidates are based on the patents and licensed intellectual property. If any dispute arises with respect to our arrangement with CMCC or MIT, such dispute may disrupt our operations and would likely have a material and adverse impact on us if resolved in a manner that is unfavorable to us.

We will face substantial competition.

The biotechnology industry in general is subject to intense competition and rapid and significant technological change. We have many potential competitors, including major drug companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of these competitors have significantly greater financial and technical resources than us, and superior experience and expertise in research and development, preclinical testing, designing and implementing clinical trials, regulatory processes and approvals, production and manufacturing, and sales and marketing of approved products.

Principal competitive factors in our industry include the quality and breadth of an organization’s technology; management of the organization and the execution of the organization’s strategy; the skill and experience of an organization’s employees and its ability to recruit and retain skilled and experienced employees; an organization’s intellectual property portfolio; the range of capabilities, from target identification and validation to drug and device discovery and development to manufacturing and marketing; and the availability of substantial capital resources to fund discovery, development and commercialization activities.

Large and established companies compete in the biotech market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products.

Smaller or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established biotech or other companies. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and registering subjects for clinical trials.

In order to effectively compete, we will have to make substantial investments in development, testing, manufacturing and sales and marketing or partner with one or more established companies. There is no assurance that we will be successful in having our products approved or gaining significant market share for any of our products. Our technologies and products also may be rendered obsolete or noncompetitive as a result of products introduced by our competitors.

We will require FDA approval before we can sell any of our products.

The development, manufacture and marketing of our products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product.

Our biopolymer scaffolding device is expected to be regulated as a Class III medical device by the FDA. The steps required by the FDA before our proposed medical device products may be marketed in the United States include performance of preclinical (animal and laboratory) tests; submissions to the FDA of an Investigational Device Exemption (“IDE”) which must become effective before human clinical trials may commence; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product in the intended target population; performance of a consistent and reproducible manufacturing process intended for commercial use; Pre-Market Approval Application (“PMA”); and FDA approval of the PMA before any commercial sale or shipment of the product.

The processes are expensive and can take many years to complete, and we may not be able to demonstrate the safety and efficacy of our products to the satisfaction of such regulatory authorities. The start of clinical trials can be delayed or take longer than anticipated for many and varied reasons, many of which would be outside of our control. All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of such clinical trials. Safety concerns may emerge that could lengthen the ongoing trials or require additional trials to be conducted. Regulatory agencies may require us or our collaborators to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Regulatory authorities may also require additional testing, and we may be required to demonstrate that our proposed products represent an improved form of treatment over existing therapies, which we may be unable to do without conducting further clinical studies. Delays in regulatory approval can be extremely costly in terms of lost sales opportunities, losing any potential marketing advantage of being early to market and increased trial costs. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved devices or drugs may not be approved, which could limit our potential revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our product candidates, the FDA and foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our products are not approved, our ability to generate revenues will be limited and our business will be adversely affected.

The results seen in animal testing of our product candidates may not be replicated in humans.

Although we have obtained some results from preclinical testing of our intended products in animals, we may not see positive results when any of our product candidates undergo clinical testing in humans in the future. Our preclinical testing to date has been limited in nature and we cannot predict whether more extensive clinical testing will obtain similar results. Success in preclinical studies or completed clinical trials does not ensure that later studies or trials, including continuing preclinical studies and large-scale clinical trials, will be successful nor does it necessarily predict future results. The rate of failure is quite high, and many companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Product candidates may fail to show desired safety and efficacy in larger and more diverse patient populations in later stage clinical trials, despite having progressed through early stage trials. Negative or inconclusive results from any of our ongoing preclinical studies or clinical trials could result in delays, modifications, or abandonment of ongoing or future clinical trials and the termination of our development of a product candidate. Additionally, even if we are able to successfully complete clinical trials, the FDA still may not approve our product candidates.

Our products are in an early stage of development and we currently have no therapeutic products approved for sale. We may be unable to develop or market any of our product candidates. If our product candidates are delayed or fail, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

We currently do not sell any approved therapeutic products and do not expect to have any products commercially available for at least two years, if at all. We are subject to all of the uncertainties and complexities affecting an early stage biotechnology company. Our product candidates require additional research and development. Our strategy of using our technologies for the development of therapeutic products involves new approaches, some of which are unproven. To date, no one to our knowledge has developed or commercialized any therapeutic products using our technologies and we might never commercialize any product using our technologies and strategy. There are many reasons that our product candidates may fail or not advance to commercialization, including the possibility that our product candidates may be ineffective, unsafe or associated with unacceptable side effects; our product candidates may be too expensive to develop, manufacture or market; other parties may hold or acquire proprietary rights that could prevent us or our potential collaborators from developing or marketing our product candidates; physicians, patients, third-party payers or the medical community in general may not accept or use our contemplated products; our potential collaborators may withdraw support for or otherwise impair the development and commercialization of our product candidates; or others may develop equivalent or superior products.

If our current product candidates are delayed or fail, or we fail to successfully develop and commercialize new product candidates, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

Approval to promote, manufacture and/or sell our products, if granted, will be limited and subject to continuing review.

Even if a product gains regulatory approval, such approval is likely to limit the indicated uses for which it may be marketed, and the product and the manufacturer of the product will be subject to continuing regulatory review, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. Failure to comply with any post-approval requirements can, among other things, result in warning letters, product seizures, recalls, substantial fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.

We also may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or its manufacture are subsequently discovered and we cannot provide assurance that newly discovered or developed safety issues will not arise following any regulatory approval. With the use of any treatment by a wide patient population, serious adverse events may occur from time to time that initially do not appear to relate to the treatment itself, and only if the specific event occurs with some regularity over a period of time does the treatment become suspect as having a causal relationship to the adverse event. Any safety issues could cause us to suspend or cease marketing of our approved products, possibly subject us to substantial liabilities, and adversely affect our ability to generate revenues.

We will be required to obtain international regulatory approval to market and sell our products outside of the United States.

We intend to also have our product candidates marketed outside the United States. In order to market products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other foreign countries. A failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.

We will depend upon strategic relationships to develop, exploit and manufacture our products.

The near and long-term viability of our products will depend in part on our ability to successfully establish new strategic collaborations with biotechnology companies, hospitals, insurance companies and government agencies. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. If we fail to establish a sufficient number of collaborations on acceptable terms, we may not be able to commercialize our products or generate sufficient revenue to fund further research and development efforts.

Even if we establish new collaborations, these relationships may never result in the successful development or commercialization of any product candidates for several reasons both within and outside of our control.

We will require quantities of manufactured product and may require third party manufacturers to fulfill some of our inventory requirements.

Completion of our clinical trials and commercialization of our products will require access to, or development of, facilities to manufacture a sufficient supply of our product or other product candidates. If we are unable to manufacture our products in commercial quantities, then we will need to rely on third parties. These third-party manufacturers must also receive FDA approval before they can produce clinical material or commercial products. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. Failure by us to manufacture products on a timely basis for clinical trials or for commercial needs will have a material adverse affect on us.

There are a limited number of suppliers that can provide materials to us.

We may rely on third-party suppliers and vendors for some of the materials used in the manufacture of our products or other of our product candidates. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. Any delay or interruption could negatively affect our operations.

We will rely upon third parties for laboratory testing, animal and human studies.

We have been and will continue to be dependent on third-party contract research organizations to conduct some of our laboratory testing, animal and human studies. If we are unable to obtain any necessary testing services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for laboratory testing and/or animal and human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities on schedule or when we request. We may not be able to secure and maintain suitable contract research organizations to conduct our laboratory testing and/or animal and human studies. We are responsible for confirming that each of our clinical trials is conducted in accordance with our general plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

We may have product liability exposure.

We will have exposure to claims for product liability. Product liability coverage is expensive and sometimes difficult to obtain. We may not be able to obtain or maintain insurance at a reasonable cost. There can be no assurance that existing insurance coverage will extend to other products in the future. Any product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. Even if a claim is not successful, defending such a claim would be time-consuming and expensive, may damage our reputation in the marketplace, and would likely divert management’s attention.

Our products are new and will require market acceptance.

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third party payers such as health insurance companies and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, both within and outside of our control. If our product candidates do not become widely accepted by physicians, patients, third party payers and other members of the medical community, our business, financial condition and results of operations would be materially and adversely affected.

Physicians and hospitals will require training in order to utilize our products.

Our products have not been utilized in the past for spinal cord injury treatment. As is typical in the case of a new and rapidly evolving technology or medical treatment, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. In addition, physicians and hospitals will need to establish training and procedures to utilize and implement our products. There can be no assurance that these parties will adopt our products or that they develop sufficient training and procedures to properly utilize our products.

Our success will depend upon the level of third party reimbursement for the cost of our products to users.

Our successes may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payers such as government health administration authorities, private health insurers, managed care programs, and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payers to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar federal or state health care legislation may be adopted in the future and any products that we or our collaborators seek to commercialize may not be considered cost-effective. Adequate third-party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for us to continue our business or for realization of an appropriate return on investment in product development.

We will be subject to environmental, health and safety laws.

We are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and humans, emissions and wastewater discharges, and the use and disposal of hazardous or potentially hazardous substances used in connection with our research, including infectious disease agents. We also cannot accurately predict the extent of regulations that might result from any future legislative or administrative action. Any of these laws or regulations could cause us to incur additional expense or restrict our operations.

Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

We must maintain the proprietary nature of our products and must operate without infringing on the proprietary rights of others.

Our success in large part depends on our ability to maintain the proprietary nature of our licensed technology. We will rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements, license agreements and technical measures to protect our proprietary rights. We and our licensors must prosecute and maintain existing patents and obtain new patents. Some of our proprietary information may not be patentable, and there can be no assurance that others will not utilize similar or superior solutions to compete with us. We cannot guarantee that we will develop proprietary products and services or processes that are patentable, and that if issued, any patent will give a competitive advantage or that such patent will not be challenged by third parties, or that the patents of others will not have a material adverse effect on our ability to do business. We intend to register certain trademarks in, or claim certain trademark rights in, the United States and/or foreign jurisdictions. We cannot assure you that our means of protecting our proprietary rights will suffice or that our competitors will not independently develop competitive technology or duplicate processes or design around patents or other intellectual property rights issued to us.

We also must operate without infringing the proprietary rights of third parties or allowing third parties to infringe our rights. Our research, development and commercialization activities, including any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents owned by third parties and to which we do not hold licenses or other rights. There may be rights that we are not aware of, including applications that have been filed but not published that, when issued, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or biologic treatment candidate that is the subject of the suit.

In addition, competitors may infringe our patents or the patents of our collaborators or licensors. As a result, we may be required to file infringement claims to counter infringement for unauthorized use. This can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent licensed or owned by us is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our licensed or owned patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our licensed or owned patents at risk of being invalidated or interpreted narrowly and could put our licensed or owned patent applications at the risk of not issuing.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our trade secrets or other confidential information could be compromised by disclosure during this type of litigation.

Our ability to raise capital as required may be difficult given the current condition of the capital and credit markets.

We are likely in the future to seek to access the capital markets for our capital needs. Traditionally, biotech companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets over the past few years have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing research and development efforts. We will require significant capital beyond our current resources for research and development for our product candidates and clinical trials. The general economic and capital market conditions, both in the United States and worldwide have deteriorated significantly and will adversely affect our access to capital and may increase the cost of capital. If these economic conditions continue or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

We are dependent on our management and other key personnel.

We depend on our senior executive officers as well as key scientific and other personnel. The loss of any of these individuals could harm our business and significantly delay or prevent the achievement of research, development or business objectives. Competition for qualified employees is intense among biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees could hinder our ability to successfully develop marketable products.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite our collective efforts. The loss of the services of any of the principal members of our management or other key personnel could hinder our ability to fulfill our business plan and further develop and commercialize our products and services. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations. Although we presently do not maintain “key person” life insurance policies on any of our personnel, we are currently in the process of obtaining key man insurance on Frank Reynolds, our Chairman, Chief Executive Officer and Chief Financial Officer.

Risks Related to Investment in Our Securities

Our securities are “Penny Stock” and subject to specific rules governing their sale to investors.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for our shareholders to sell shares of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

An active public market for our Common Stock may not develop.

The market price of our Common Stock has fluctuated significantly, and is likely to continue to be highly volatile. To date, the trading volume in our Common Stock has been relatively low and significant price fluctuations can occur as a result. An active public market for our Common Stock may not continue to develop or be sustained. If the low trading volumes experienced to date continue, such price fluctuations could occur in the future and the sale price of our Common Stock could decline significantly. Investors may therefore have difficulty selling their shares.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. In addition, we will incur substantial expenses in connection with the preparation of the registration statement and related documents with respect to the registration of resales of the Common Stock sold in the Offering.

We do not currently have a separate Chief Financial Officer.

We do not currently have a separate Chief Financial Officer. Our Chief Executive Officer is also functioning as our Chief Financial Officer. Although we are currently seeking to retain a Chief Financial Officer, there can be no assurance we will be able to retain a suitable candidate on acceptable terms.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

We may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

Even though the assets and liabilities of our predecessor company, Design Source, Inc. were transferred to the Split-Off Shareholders in the Split-Off and were not assumed by ITHC, there can be no assurance that we will not be liable for any or all of such liabilities. Any such liabilities of ITHC that survive the Split-Off could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our Common Stock.

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	the timing of IDE approval, the completion and/or results of our clinical trials;

•	regulatory actions regarding our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new products by us or our competitors;

•	sales of our Common Stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our Common Stock.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of Common Stock may create downward pressure on the trading price of the Common Stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our Common Stock are currently traded on the OTC Markets.

Our Common Stock is controlled by insiders.

Our officers and directors beneficially own approximately 35% of our outstanding shares of Common Stock. Such concentrated control of us may adversely affect the price of our Common Stock. Investors who acquire Common Stock may have no effective voice in the management of the Company. Sales by insiders or affiliates of the Company, along with any other market transactions, could affect the market price of our Common Stock.

Anti-takeover effects of certain provisions of Nevada state law may discourage or prevent a takeover.

In the future we may become subject to Nevada’s control share laws. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada, including through an affiliated corporation. This control share law may have the effect of discouraging corporate takeovers. The Company currently has less than 200 stockholders.

The control share law focuses on the acquisition of a “controlling interest,” which means the ownership of outstanding voting shares that would be sufficient, but for the operation of the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (1) one-fifth or more but less than one-third; (2) one-third or more but less than a majority; or (3) a majority or more. The ability to exercise this voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that an acquiring person, and those acting in association with that person, will obtain only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to take away voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell the shares to others. If the buyer or buyers of those shares themselves do not acquire a controlling interest, the shares are not governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, a stockholder of record, other than the acquiring person, who did not vote in favor of approval of voting rights, is entitled to demand fair value for such stockholder’s shares.

In addition to the control share law, Nevada has a business combination law, which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the interested stockholder first becomes an interested stockholder, unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an interested stockholder is any person who is: (a) the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation, or (b) an affiliate or associate of the corporation and at any time within the previous three years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding shares of the corporation. The definition of “business combination” contained in the statute is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of the Company from doing so if it cannot obtain the approval of our board of directors.

We have never declared any cash dividends and do not expect to declare any in the near future.

We have never paid cash dividends on our Common Stock. It is currently anticipated that we will retain earnings, if any, for use in the development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our executive offices are located in leased premises at One Broadway, 14th Floor, Cambridge, MA 02142 and our phone number is 617-475-1520.

On November 15, 2010, we entered into a commercial lease for 1,200 square feet of office and laboratory space in Medford, MA for a two year period.

Item 3.	LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

We anticipate that we will expend significant financial and managerial resources in the defense of our intellectual property rights in the future if we believe that our rights have been violated. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

Item 4.	RESERVED

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Bulletin Board under the symbol “NVIV.” Our shares of Common Stock began being quoted on the OTC Bulletin Board under the symbol “NVIV” effective October 29, 2010.

The following table contains information about the range of high and low bid prices for our Common Stock for the quarterly period ended December 31, 2010 based upon reports of transactions on the OTC Bulletin Board. Prices are on a post-split basis.

Fiscal Quarter End	Low Bid	High Bid
December 31, 2010	$1.30	$4.00

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

On March 21, 2011, the closing bid price of our Common Stock as reported by the OTC Bulletin Board was $1.25 per share.

Trades in the Common Stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

Dividends

We have never declared or paid cash dividends. We do not intend to pay cash dividends on our Common Stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of cash dividends if any, on the Common Stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Record Holders

As of March 21, 2011, there are approximately 245 record holders of 51,674,712 shares of Common Stock. As of March 21, 2011, 18,800,000 shares of Common Stock are issuable upon the exercise of outstanding warrants and 6,168,016 shares of Common Stock are issuable upon the exercise of options.

Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.

Recent Sales of Unregistered Securities

On February 14, 2011, we issued 27,541 shares of our Common Stock to George Calapai upon his exercise of stock options under our 2007 Stock Option Plan at an exercise price of $0.0723 per share. The issuance of these shares was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of these shares.

Item 6.	SELECTED FINANCIAL DATA

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and accompanying notes included in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this annual report.

As the result of the Merger and related transactions and the change in business and operations of the Company from a shell company to a biotechnology company, a discussion of the past financial results of ITHC is not pertinent, and the financial results of InVivo, the accounting acquirer, are considered the financial results of the Company on a historical and going-forward basis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this annual report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report.

The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which the Company has prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, the Company evaluates such estimates and judgments, including those described in greater detail below. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies and Estimates

Our consolidated financial statements, which appear at page 31, have been prepared in accordance with accounting principles generally accepted in the United States, which require that the Company make certain assumptions and estimates and, in connection therewith, adopt certain accounting policies. Our significant accounting policies are set forth in Note 2 to our consolidated financial statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

Stock-Based Compensation

Stock options are generally granted with an exercise price at market value at the date of the grant. The stock options generally expire ten years from the date of grant. Stock option awards vest upon terms determined by the Board of Directors.

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award.

The fair value of the Company’s Common Stock has been determined based on a number of factors including the stage of development of the Company, the value of the Company’s Common Stock sold to outside investors and the market value of other medical device companies in a similar stage of development.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Due to our limited operating history and limited number of sales of our Common Stock, we estimated our volatility in consideration of a number of factors including the volatility of comparable public companies. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the consolidated financial statements, to estimate option exercise and employee termination within the valuation model. The expected term of options granted under the Company’s stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months) The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model:

	December 31,
	2010	2009
Risk-free interest rate	1.63% - 3.05%	2.68%
Expected dividend yield	0%	0%
Expected term (employee grants)	6.25 years	6.25 years
Expected volatility	49.12%	50.10%

Derivative Instruments

Certain of our issued and outstanding warrants to purchase Common Stock contain anti-dilution provisions. These warrants do not meet the requirements for classification as equity and are recorded as derivative warrant liabilities. We use valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates consistent with those discussed in Stock-Based Compensation above in estimating the fair value for the warrants considered to be derivative warrant liabilities. Such derivative warrant liabilities are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. The fair value of the derivative warrant liability is most sensitive to changes in the fair value of the underlying Common Stock and the estimated volatility of our Common Stock.

Results of Operations

Research and development expenses consist primarily of payments to contract research and development companies and payroll. General and administrative expenses consist primarily of payroll, rent and professional services.

Comparison of the years ended December 31, 2010 and 2009

Research and Development Expenses

Research and development expenses decreased by $135,000, from $1,808,000 in 2009 to $1,673,000 in 2010. The decrease is primarily attributable to a reduction in costs of pre-clinical studies offset by stock compensation expense incurred in 2010 of $376,000. In addition, during 2010 the Company received approximately $245,000 as a grant under the IRS Qualifying Therapeutic Discovery Project (QTDP) program. This amount has been recorded as a reduction in research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $888,000, from $836,000 in 2009 to $1,724,000 in 2010. The increase is primarily attributable to an increase in stock compensation expense of $118,000, approximately $120,000 of costs incurred in the fourth quarter of 2010 associated with operating as a public company, and increases in rent, salary and benefit costs.

Interest expense

Interest expense increased by $308,000 from $256,000 in 2009 to $564,000 in 2010. The increase is primarily attributable to non-cash interest expense of $317,000 associated with the $500,000 bridge note financing in 2010.

Other Income

Other income in 2009 of $383,000 resulted from a legal settlement. There was no other income in 2010.

Derivatives Loss

Derivatives loss totaled $5,099,000 for the year ended December 31, 2010 and reflects the change in the fair value of derivative warrant liabilities during the year. We did not have a derivative warrant liability or derivative (gain) loss in 2009.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company incurred negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At December 31, 2010, the accumulated deficit was $14,235,000 and the stockholders’ deficit was $1,853,000.

At December 31, 2010, we had total current assets of $9,045,000 and current liabilities of $11,232,000 resulting in a working capital deficit of $2,187,000. At December 31, 2010, the Company had total assets of $9,379,000 and total liabilities of $11,232,000, resulting in a stockholders’ deficit of $1,853,000.

Net cash used by operating activities for the year ended December 31, 2010 was $2,649,000. The Company raised $11,423,000 of cash from the sale of equity and $700,000 from the issuance of convertible and bridge notes in the year ended December 31, 2010.

At December 31, 2010, the Company had cash of $8,964,000 and the Company expects the cash to fund its operations at least through March 31, 2012. The Company will need to raise substantial additional capital to complete its clinical trials, obtain marketing approvals and commercialize its products.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors of InVivo Therapeutics Holdings Corp.:

We have audited the accompanying consolidated balance sheets of InVivo Therapeutics Holdings Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from November 28, 2005 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from November 28, 2005 (inception) to the December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 24, 2011

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS:

Current assets:
Cash and cash equivalents	$8,964,194	$226,667
Prepaid expenses	81,166	10,898

Total current assets	9,045,360	237,565

Property and equipment, net	280,181	173,797
Other assets	53,639	58,639

Total assets	$9,379,180	$470,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$336,945	$81,175
Accrued interest payable	-	283,608
Derivative warrant liability	10,647,190	-
Accrued expenses	247,547	293,584

Total current liabilities	11,231,682	658,367

Loans payable	-	590,985
Convertible notes payable	-	2,840,000

Total liabilities	11,231,682	4,089,352

Commitments and contingencies

Stockholders’ deficit:
Common stock , $0.00001 par value; authorized 100,000,000 shares, issued and outstanding 51,647,171 and 26,259,515 shares outstanding at December 31, 2010 and 2009, respectively	516	263
Additional paid-in capital	12,382,141	1,558,283
Deficit accumulated during the development stage	(14,235,159)	(5,177,897)

Total stockholders’ deficit	(1,852,502)	(3,619,351)

Total liabilities and stockholders’ deficit	$9,379,180	$470,001

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Operations

	Years Ended December 31,		Period from November 28, 2005 (inception) to December 31, 2010
	2010	2009

Operating expenses:
Research and development	$1,673,202	$1,807,908	$4,780,987
General and administrative	1,724,102	835,515	3,695,665

Total operating expenses	3,397,304	2,643,423	8,476,652

Operating loss	(3,397,304)	(2,643,423)	(8,476,652)

Other income (expense):
Other income	-	383,000	383,000
Interest income	3,379	282	11,290
Interest expense	(564,443)	(255,737)	(1,053,655)
Derivatives losses	(5,098,894)	-	(5,098,894)

Other income (expense), net	(5,659,958)	127,545	(5,758,259)

Net loss	$(9,057,262)	$(2,515,878)	$(14,234,911)

Net loss per share, basic and diluted	$(0.27)	$(0.10)	$(0.54)

Weighted average number of common shares outstanding, basic and diluted	33,367,239	25,496,366	26,591,576

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Shares	Amount

Balance on inception date, November 28, 2005	-	$-	$-	$-	$-
Issuance of founders stock	24,787,080	248	-	(248)	-
Share-based compensation expense	-	-	18,347	-	18,347
Net loss	-	-	-	(1,097,702)	(1,097,702)

Balance as of December 31, 2007	24,787,080	248	18,347	(1,097,950)	(1,079,355)

Share-based compensation expense	-	-	24,526	-	24,526
Net loss	-	-	-	(1,564,069)	(1,564,069)

Balance as of December 31, 2008	24,787,080	248	42,873	(2,662,019)	(2,618,898)

Share-based compensation expense	-	-	171,059	-	171,059
Conversion of convertible notes payable and accrued interest	1,472,435	15	1,344,351	-	1,344,366
Net loss	-	-	-	(2,515,878)	(2,515,878)

Balance as of December 31, 2009	26,259,515	263	1,558,283	(5,177,897)	(3,619,351)

Share-based compensation expense	-	-	664,908	-	664,908
Issuance of common stock in March 2010	1,095,258	10	999,990	-	1,000,000
Conversion of convertible notes payable and accrued interest	3,792,417	38	3,328,090	-	3,328,128
Issuance of common stock in reverse merger	6,999,981	70	(70)	-	-
Beneficial conversion feature on notes payable	-	-	272,762	-	272,762
Issuance of common stock in private placement, net of stock issuance costs of $2,072,117 and non-cash stock issuance costs of $5,369,570	12,995,403	130	5,053,586	-	5,053,716
Conversion of convertible bridge notes in conjunction with the private placement	504,597	5	504,592	-	504,597
Net loss	-	-	-	(9,057,262)	(9,057,262)

Balance as of December 31, 2010	51,647,171	$516	$12,382,141	$(14,235,159)	$(1,852,502)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Years Ended December 31,		Period from November 28, 2005 (inception) to December 31, 2010
	2010	2009
Cash flows from operating activities:
Net loss	$(9,057,262)	$(2,515,878)	$(14,234,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	44,878	32,084	92,965
Non-cash derivatives loss	5,098,894	-	5,098,894
Non-cash interest expense	528,535	221,899	962,834
Share-based compensation expense	664,908	171,059	878,840
Changes in operating assets and liabilities:
Prepaid expenses	(70,268)	2,036	(81,166)
Other assets	-	-	(75,000)
Accounts payable	255,770	(23,248)	336,945
Accrued interest payable	(67,931)	33,598	(15,256)
Accrued expenses	(46,037)	179,426	247,547

Net cash used in operating activities	(2,648,513)	(1,899,024)	(6,788,308)

Cash flows from investing activities:
Purchases of property and equipment	(146,262)	(174,898)	(351,785)

Net cash used in investing activities	(146,262)	(174,898)	(351,785)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	200,000	1,580,000	4,181,000
Proceeds from convertible bridge notes	500,000	-	500,000
(Repayment of) proceeds from loans payable	(590,985)	513,800	-
Proceeds from issuance of common stock and warrants	11,423,287	-	11,423,287

Net cash provided by financing activities	11,532,302	2,093,800	16,104,287

Increase in cash and cash equivalents	8,737,527	19,878	8,964,194

Cash and cash equivalents at beginning of period	226,667	206,789	-

Cash and cash equivalents at end of period	$8,964,194	$226,667	$8,964,194

(continued)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Concluded)

	Years Ended December 31,		Period from November 28, 2005 (inception) to December 31, 2010
	2010	2009

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$(34,204)	$-	$(34,204)

Conversion of convertible notes payable and accrued interest into common stock	$3,328,128	$1,344,366	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$504,597	$-	$504,597

Beneficial conversion feature on convertible and bridge notes payable	$272,762	$-	$134,410

Relative fair value of warrants issued in connection with bridge notes payable	$178,726	$-	$178,726

Issuance of founders shares	$-	$-	$248

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009, and the Period from

November 28, 2005 (Inception) through December 31, 2010

1.	NATURE OF OPERATIONS

Business

InVivo Therapeutics Corporation (“InVivo”) was incorporated on November 28, 2005 under the laws of the State of Delaware. InVivo is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries. The biopolymer devices are designed to protect the damaged spinal cord from further secondary injury and promote neuroplasticity, a process where functional recovery can occur through the rerouting of signaling pathways to the spared healthy tissue.

Since its inception, InVivo has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, InVivo is considered to be in the development stage.

Reverse Merger

On October 26, 2010, InVivo completed a reverse merger transaction (the “Merger”) with InVivo Therapeutics Holdings Corporation (formerly Design Source, Inc.) (“ITHC”), a publicly traded company incorporated under the laws of the State of Nevada. InVivo became a wholly owned subsidiary of ITHC, which continues to operate the business of InVivo. As part of the Merger, ITHC issued 31,147,190 shares of its Common Stock to the holders of InVivo common stock on October 26, 2010 in exchange for the 2,261,862 outstanding common shares of InVivo and also issued 500,000 shares to its legal counsel in consideration for legal services provided. All share and per share amounts presented in these consolidated financial statements have been retroactively restated to reflect the 13.7706 exchange ratio of InVivo shares for ITHC shares in the Merger. Immediately prior to the Merger, ITHC had 6,999,981 shares of Common Stock outstanding.

The Merger was accounted for as a “reverse merger,” and InVivo is deemed to be the accounting acquirer. The Merger was recorded as a reverse recapitalization, equivalent to the issuance of common stock by InVivo for the net monetary assets of ITHC accompanied by a recapitalization. At the date of the Merger, the 6,999,981 outstanding ITHC shares are reflected as an issuance of InVivo common stock to the prior shareholders of ITHC. ITHC had no net monetary assets as of the Merger so this issuance was recorded as a reclassification between additional paid-in capital and par value of Common Stock.

The historical consolidated financial statements are those of InVivo as the accounting acquirer. The post-merger combination of ITHC and InVivo is referred to throughout these notes to consolidated financial statements as the “Company.” Subsequent to the Merger, the Company completed three closings as part of a private placement (see Note 11).

On October 26, 2010, in connection with the Merger described above, ITHC transferred all of its operating assets and liabilities to its wholly-owned subsidiary, D Source Split Corp., a company organized under the laws of Nevada (“DSSC”). DSSC was then split-off from ITHC through the sale of all outstanding shares of DSSC (the “Split-Off”). The assets and liabilities of ITHC were transferred to the Split-Off Shareholders in the Split-Off. ITHC executed a split off agreement with the Split-Off Shareholders which obligates the Split-Off Shareholders to assume all prior liabilities associated with Design Source, Inc. and all DSSC liabilities. In conjunction with the Split-Off, certain shareholders of

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

NATURE OF OPERATIONS (concluded)

ITHC surrendered for cancellation shares of ITHC Common Stock for no additional consideration. The purpose of the Split-Off was to make ITHC a shell company with no assets or liabilities in order to facilitate the Merger. Although all transactions related to the Merger occurred simultaneously, the Split-Off, including the cancellation of shares, was considered to have occurred immediately prior to the Merger for accounting purposes. As the accounting acquiree in a reverse merger with a shell company, the historical financial statements of ITHC are not presented and these ITHC transactions are not reflected in the Company’s accompanying consolidated financial statements.

2.	SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the financial statements is as follows:

Use of estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur.

Principles of Consolidation

The consolidated financial statements include the accounts of InVivo Therapeutics Holdings Corp. and its wholly-owned subsidiary, InVivo Therapeutics Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Property and equipment

Property and equipment are carried at cost. Depreciation expense is provided over the estimated useful lives of the assets using the straight-line method. A summary of the estimated useful lives is as follows:

Classification	Estimated Useful Life

Computer hardware	5 years
Software	3 years
Research and lab equipment	5 years

Depreciation expense for the years ended December 31, 2010 and 2009 was $39,878 and $27,084, respectively. Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development expenses

Costs incurred for research and development are expensed as incurred. During 2010, the Company applied for a grant under the IRS Qualifying Therapeutic Discovery Project (QTDP) program. The application was approved and the Company received a grant for $244,500 under the program. This amount has been recorded as a reduction in research and development expenses.

Concentrations of credit risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of FDIC insurance limits.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries. As of December 31, 2010 and 2009, all of the Company’s assets were located in the United States.

Income taxes

For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2010 or December 31, 2009.

Impairment of long-lived assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2010 and 2009.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-based payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Due to its limited operating history, limited number of sales of its Common Stock and limited history of its shares being publicly traded, the Company estimates its volatility in consideration of a number of factors including the volatility of comparable public companies.

Derivative Instruments

The Company generally does not use derivative instruments to hedge exposures to cash-flow or market risks; however, certain warrants to purchase Common Stock that do not meet the requirements for classification as equity are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. Such financial instruments are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If these instruments subsequently meet the requirements for classification as equity, the Company reclassifies the fair value to equity.

Net Loss per Common Share

Basic and diluted net loss per share of Common Stock has been computed by dividing the net loss in each period by the weighted average number of shares of Common Stock outstanding during such period. For the periods presented, options, warrants and convertible securities were anti-dilutive and therefore excluded from diluted loss per share calculations.

Registration Payment Arrangements

At each reporting date, the Company assesses the probability of it transferring consideration under its registration payment arrangements. If at any time it determines that such an event is probable and the amount can be reasonably estimated, the amount of such an obligation is recognized as a liability with a charge to earnings. Future changes in that liability will also be charged (credited) to earnings. At the date the Registration Rights Agreement (see Note 11) was entered into and at December 31, 2010, the Company did not conclude that it was probable that they will be obligated to transfer any consideration under the terms of this Registration Rights Agreement.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued two related accounting pronouncements, Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14, relating to revenue recognition. One pronouncement provides guidance on allocating the consideration in a multiple-deliverable revenue arrangement and requires additional disclosure, while the other pronouncement provides guidance specific to revenue arrangements that include software elements. Both of these pronouncements are effective prospectively for revenue arrangements entered into or materially modified

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

SIGNIFICANT ACCOUNTING POLICIES (concluded)

in fiscal years beginning on or after June 15, 2010 and both must be adopted together. The Company does not expect the adoption of these pronouncements to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. This Update requires new disclosures and clarifies existing disclosures regarding recurring and nonrecurring fair value measurements to provide increased transparency to users of the financial statements. The new disclosures and clarification of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to the roll forward of activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this Update on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method. ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, the Company has elected to implement ASU 2010-17 prospectively, and as a result, the effect of this guidance will be limited to future transactions. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2010	2009
Computer software and hardware	$91,057	$47,668
Research and lab equipment	260,728	157,855
Less accumulated depreciation	(71,604)	(31,726)

	$280,181	$173,797

4.	OTHER ASSETS

Other assets consist of a patent licensing fee paid to license intellectual property (see Note 16). The Company is amortizing the license fee to research and development over its 15-year term.

	December 31,
	2010	2009
Patent licensing fee	$75,000	$75,000
Accumulated amortization	(21,361)	(16,361)

	$53,639	$58,639

Amortization expense was $5,000 in each of the years ended December 31, 2010 and 2009.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2010	2009
Other accrued expenses	$45,053	$138,750
Accrued payroll	179,629	18,969
Accrued vacation	22,865	15,865
Deferred compensation	-	120,000

	$247,547	$293,584

Deferred compensation represented amounts owed to the Chief Executive Officer (“CEO”) with respect to annual bonuses granted but not paid. All deferred compensation was paid in the year ended December 31, 2010.

6.	FAIR VALUES OF ASSETS AND LIABILITIES

The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

FAIR VALUES OF ASSETS AND LIABILITIES (concluded)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$-	$10,647,190	-	$10,647,190

December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$-	$-	-	$-

7.	LOANS PAYABLE

Loans payable consisted of the following:

	December 31,
	2010	2009
Advances from related party	$-	$90,985
Note payable-Massachusetts Life Science Center	-	500,000

	$-	$590,985

Advances from related party represent cash advances received from CEO and majority shareholder which permitted the Company to continue to fund its operations until it raised additional capital. Interest accrued on these advances at an annual rate of 8%. Interest expense related to Advances from related party was $3,227 and $8,437 in the years ended December 31, 2010 and 2009, respectively.

The Company issued a $500,000 Note Payable in June 2009 to the Massachusetts Life Science Center, an independent public agency of the State of Massachusetts. The Company received the $500,000 of funding from the Massachusetts Life Science Accelerator Program which was established for the purpose of providing seed capital to promising early stage life science companies. The terms of the Note Payable called for full repayment upon the earlier of five years, the sale of the Company or a financing that raises minimum net proceeds of $5,000,000. Interest accrued on the Note Payable at an annual rate of 10% and is payable at maturity. Interest expense related to the Note Payable was $42,726, and $25,205 for the years ended December 31, 2010 and 2009, respectively. In October 2010, the $500,000 loan was repaid together with accrued interest of $67,931.

8.	CONVERTIBLE NOTES PAYABLE

Since inception, the Company issued Convertible Notes Payable to investors totaling $4,181,000. In the years ended December 31, 2010 and 2009, these notes provided cash proceeds of $200,000 and $1,580,000, respectively. The terms of the Convertible Notes Payable include interest at 8% and stipulated

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

CONVERTIBLE NOTES PAYABLE (concluded)

that the notes convert into shares of Common Stock upon the earlier of maturity of the notes or the completion of a Financing Round, a single financing or a series of related financings that raised a minimum of $4,000,000 or $5,000,000 depending on the terms of the individual notes. The notes convert at the offering price of such financing.

Certain of the notes entitled the holders to receive either a 10% or 20% discount on the conversion price if the notes were converted in connection with a Financing Round prior to the maturity date. The Company initially assessed whether a beneficial conversion feature existed on the issuance date based on the difference, if any, between the conversion price and the fair value of the Common Stock. The Company assumed the most favorable conversion price that would be in effect assuming no changes to the circumstances other than the passage of time. Based on this analysis, the Company concluded that there was no beneficial conversion feature at issuance.

However, the conversion terms are subject to change in the event of a Financing Round. Therefore, at the commitment date, the Company measured the contingent beneficial conversion feature based on the intrinsic value of the fixed percentage discount but such beneficial conversion feature was not recognized unless and until the triggering event occurs. This amount was determined by dividing the face amount of the convertible notes by the discount factor (0.90 or 0.80).

During the year ended December 31, 2009, Convertible Notes Payable with a principal balance of $1,141,000 and accrued interest payable of $203,366 converted at maturity into 1,472,435 shares of Common Stock.

In March 2010, the Company completed a series of financings that met the definition of a Financing Round which accelerated the conversion of certain notes prior to their maturity dates triggering the discount provisions discussed above.

During the year ended December 31, 2010, the remaining outstanding Convertible Notes Payable of $3,040,000 and accrued interest payable of $288,128 converted into 3,792,417 shares of Common Stock in conjunction with the Financing Round. As of December 31, 2010, all of the Convertible Notes Payable had been converted into Common Stock.

As a result of the Financing Round in March 2010, the Company recorded the previously measured contingent beneficial conversion feature as a discount on the notes and additional paid-in capital. As the discount occurred simultaneously with the conversion of the notes, the discount was immediately charged to non-cash interest expense. Accordingly, during the year ended December 31, 2010, the Company recorded a beneficial conversion feature and related non-cash interest expense of $134,410.

Interest accrued on the outstanding balances at an annual rate of 8%. At the election of the Company, the accrued interest was to be paid in cash or in Common Stock at the time the notes were converted to Common Stock. For the year ended December 31, 2010 and 2009, the Company accrued interest expense on the notes of $62,385 and $169,573, respectively.

9.	BRIDGE NOTES PAYABLE

From July through September 2010, the Company raised $500,000 from the sale of 6% convertible promissory notes (the “Bridge Notes”). The Bridge Notes pay interest at 6% and had a stated maturity date of December 31, 2010. The Bridge Notes and all accrued interest were only convertible in the event of a

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

BRIDGE NOTES PAYABLE (concluded)

Qualified Next Round Financing, as defined, at 100% of the price in that Qualified Next Round Financing. Otherwise, the Bridge Notes were to be repaid at their maturity date. In connection with the Bridge Notes, the Company also issued to Bridge Notes investors warrants to purchase 500,000 shares of Common Stock (the “Bridge Warrants”). The Bridge Warrants are exercisable for a period of five years with an exercise price of $1.00 per share.

In order to record the Bridge Notes and Bridge Warrants, the Company allocated the proceeds between the Bridge Notes and Bridge Warrants on a relative fair value basis. As a result, the Company allocated $138,352 to the Bridge Warrants with the remainder of the proceeds allocated to the Bridge Notes. The total discount on the Bridge Notes of $138,352 was recognized as non-cash interest expense over the term of the Bridge Notes and was expensed to interest expense in 2010.

In order to determine if a beneficial conversion feature existed, the Company compared the effective conversion price of the Bridge Notes to the commitment date fair value of the Common Stock and determined a beneficial conversion feature in the amount of $138,352. However, since the Bridge Notes were only convertible in the event of a Qualified Next Round Financing, this was determined to be a contingent beneficial conversion feature not to be recognized unless and until the triggering event occurs.

In October 2010, the Company completed a private placement of Common Stock (see Note 11) which met the definition of a Qualified Next Round Financing. The Bridge Notes and accrued interest of $4,597 converted into 504,597 Units, with each unit consisting of one share of Common Stock and one warrant to purchase Common Stock at $1.40 per share. As a result of the Qualified Next Round Financing, the contingent beneficial conversion feature of $138,352 was recognized as a further discount on the Bridge Notes and additional paid-in capital on the date of conversion. Since the conversion took place simultaneously with the Qualified Next Round Financing, this discount of $138,352 was immediately charged to non-cash interest expense.

The Company engaged a registered broker-dealer as a placement agent (the “Placement Agent”) in conjunction with the Bridge Notes. As compensation, the Placement Agent received a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share. The fair value of the warrants issued to the Placement Agent of $40,373 was recorded as a debt issuance cost and amortized to non-cash interest expense over the term of the Bridge Notes.

For the year ended December 31, 2010, interest expense related to the Bridge Notes, including amortization of the discount and debt issuance costs, was $321,674.

The warrants issued to the Bridge Notes investors and the Placement Agent have provisions that include anti-dilution protection and under certain conditions, grant the right to the holder to request the Company to repurchase the warrant, and are therefore accounted for as derivative liabilities (see Note 11).

10.	INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a valuation allowance against its deferred tax assets.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

INCOME TAXES (continued)

At December 31, 2010 and 2009, the Company had federal and Massachusetts net operating loss carryforwards of approximately $8,719,000, and $5,491,000, respectively, of which federal carryforwards will expire in varying amounts beginning in 2021. Massachusetts net operating losses begin to expire in 2011. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company also had research and development tax credit carryforwards at December 31, 2010 and 2009 of approximately $238,000 and $154,000, respectively, which will begin to expire in 2018 unless previously utilized.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2010	2009
Net operating loss carryforward	$3,016,062	$1,612,965
Research and development credit carryforward	120,315	154,077
Stock based Compensation	382,295	86,150
Deferred compensation	52,200	48,324
Accrued interest	—	114,209
Charitable contributions	17,751	3,533

Subtotal	3,588,623	2,019,258
Valuation allowance	(3,588,623)	(2,019,258)

Net deferred tax asset	$-	$-

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been provided. In the years ended December 31, 2010 and 2009, the valuation allowance increased by $1,569,000 and $1,044,000, respectively.

The Company has no uncertain tax positions at December 31, 2010 and 2009 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of uncertain tax positions over the next twelve months. Since the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

INCOME TAXES (concluded)

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2010	2009
Statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	2.7%	6.2%
Permanent differences (derivative loss and other)	-19.3%	0.2%
R&D tax credit	0.7%	1.6%
Increase in valuation reserve	-18.1%	-41.6%

Effective tax rate	0%	0%

11.	COMMON STOCK

The Company has authorized 100,000,000 shares of Common Stock, $0.00001 par value per share, of which 51,647,171 shares and 26,259,515 shares were issued and outstanding as of December 31, 2010 and 2009, respectively.

At inception in 2005, the Company issued its founders 24,787,080 shares of Common Stock with a par value of $248 for no consideration.

In 2009, the Company issued 1,472,435 shares of Common Stock to the holders of Convertible Notes Payable upon conversion of these notes. At the conversion dates, the principal balance of $1,141,000 and accrued interest payable of $203,366 were converted into Common Stock at a price of $0.91 per share.

In March 2010, the Company sold 1,095,258 shares of Common Stock to an investor at a price per share of $0.91 and the Company received cash proceeds of $1,000,000.

During the six months ended June 30, 2010, the Company issued 3,792,417 shares of Common Stock to the holders of Convertible Notes Payable upon the conversion of these notes. At the conversion date, the principal balance of $3,040,000 and accrued interest payable of $288,128 were converted into Common Stock. Certain notes provided for conversion at a discount to the $0.91 price (see Note 8).

On October 26, 2010, in conjunction with the Merger (see Note 1), the Company issued 6,999,981 shares of Common Stock to the former shareholders of ITHC.

In connection with the Merger on October 26, 2010 and in two subsequent closings in November and December 2010, the Company completed a private placement of 13,000,000 Units of its securities for total gross proceeds of $13,000,000 and net proceeds of $10,927,883 (“the Offering”). Included in these amounts are 504,597 Units and $504,597 related to the conversion of the Bridge Notes (see Note 9). Each Unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock exercisable at $1.40 per share (the “Investor Warrants”). In conjunction with the Merger and the Offering, the Company issued to an attorney 500,000 shares of its Common Stock with a fair value of $500,000. This was considered a stock issuance cost and was therefore recorded as both a debit and credit to additional paid-in capital.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

COMMON STOCK (continued)

In order to account for the Units, the Company allocated the proceeds between the Common Stock and warrants on a relative fair value basis. As a result, the Company allocated $3,329,479 to the warrants with the remainder of the proceeds allocated to the Common Stock. The fair value of these warrants on the issuance date was $4,475,791 and the difference of $1,146,312 is included in Derivatives Loss. The fair value of the Placement Agent warrants, $2,040,091, was recorded as a warrant derivative liability and a stock issuance cost net against the gross proceeds received.

In October 2010, the Company issued 500,000 shares of Common Stock with a fair value of approximately $500,000 for legal services related to the Merger and related transactions. These shares were considered non-cash stock issuance costs and were recorded as a debit and credit to additional paid-in capital.

In connection with the Offering, the Company paid the Placement Agent a commission of 10% of the funds raised from such investors in the Offering. In addition, the Placement Agent received a non-accountable expense allowance equal to 3% of the proceeds raised in the Offering as well as warrants to purchase a number of shares of Common Stock equal to 20% of the number of common shares underlying Units sold to investors in the Offering. As a result of the foregoing arrangement, the Placement Agent was paid commissions and expenses of $1,690,000 and was issued warrants to purchase (i) 2,600,000 shares of Common Stock at an exercise price of $1.00 per share and (ii) 2,600,000 shares of Common Stock at an exercise price of $1.40 per share. Other cash expenses related to the private placement totaled $382,117.

Registration Rights Agreement

In connection with the Offering, the Company entered into a Registration Rights Agreement with the private placement investors, whereby the Company agreed to register common stock as defined in the agreement. The Company is required to file within 90 days of the date of the final closing (the “Filing Deadline”), a registration statement registering for resale all shares of Common Stock issued in the private placement, including Common Stock (i) included in the Units; and (ii) issuable upon exercise of the Investor Warrants. The Company has agreed to use its reasonable efforts to have the registration statement declared effective within 180 days of filing the registration statement (the “Effectiveness Deadline”). If the Registration Statement is not filed on or before the Filing Deadline or not declared effective on or before the Effectiveness Deadline, the Company shall pay to each holder of registrable securities an amount in cash equal to one-half of one percent (0.5%) of such holder’s investment in the Offering or in the Bridge Financing on every thirty (30) day anniversary of such Filing Deadline or Effectiveness Deadline failure until such failure is cured. The payment amount shall be prorated for partial thirty (30) day periods. The maximum aggregate amount of payments to be made by the Company as the result of such failures, whether by reason of a Filing Deadline failure, Effectiveness Deadline failure or any combination thereof, shall be an amount equal to 9% of each Unit holder’s investment amount. The Company shall keep the Registration Statement effective for one (1) year from the date it is declared effective by the SEC or until Rule 144 of the Securities Act is available to the investors with respect to all of their shares, whichever is earlier.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

COMMON STOCK (concluded)

Common Stock Reserves

As of December 31, 2010, the Company had the following reserves established for the future issuance of Common Stock as follows:

Reserve for the exercise of warrants	18,800,000
Reserve for the exercise of stock options	9,415,557

Total Reserves	28,215,557

12.	DERIVATIVE INSTRUMENTS

Certain warrants issued to the investors in the Offering, the Bridge Note investors and the Placement Agent (see Notes 10 and 11) have provisions that include anti-dilution protection and, under certain conditions, grant the right to the holder to request the Company to repurchase the warrant. Accordingly, these warrants are accounted for as derivative liabilities. The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at December 31, 2010 was $10,647,190 and is included as a derivative warrant liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a derivatives gain or loss. The warrant derivative loss for the year ended December 31, 2010 was $5,098,894 and was included in other income (expense) in the consolidated statement of operations. There was no derivatives loss for the year ended December 31, 2009.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period.

13.	STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of December 31, 2010, there were options to purchase an aggregate of 5,915,557 shares of Common Stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 25, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan, subject to shareholder approval (the “2010 Plan”). The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. As of December 31, 2010, the number of shares authorized for issuance under the 2010 Plan was 3,500,000 shares. As of December 31, 2010, there were options to purchase an aggregate of 280,000 shares of Common Stock outstanding under the 2010 Plan and 3,220,000 shares available for future grants under the 2010 Plan. If shareholder approval is not obtained by October 25, 2011, all awards granted under the 2010 Plan will terminate. In addition, no award under the 2010 Plan will become exercisable until shareholder approval has been obtained and a registration statement on Form S-8 has been filed with the SEC.

Options issued under the 2007 Plan and the 2010 Plan, (collectively the “Plans”) are exercisable for up to 10 years from the date of issuance.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Concluded)

STOCK OPTIONS (continued)

Share-based compensation

For stock options issued and outstanding during the years ended December 31, 2010 and 2009, the Company recorded non-cash, stock-based compensation expense of $664,908 and $171,059, respectively, each net of estimated forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history and limited number of sales of its Common Stock, the Company estimated its volatility in consideration of a number of factors including the volatility of comparable public companies. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations within the valuation model. The expected term of options granted under the Company’s stock plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months). For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The assumptions used principally in determining the fair value of options granted to employees were as follows:

	December 31,
	2010	2009

Risk-free interest rate	1.63% - 3.05%	2.68%
Expected dividend yield	0%	0%
Expected term (employee grants)	6.25 years	6.25 years
Expected volatility	49.12%	50.10%

A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of December 31, 2010 and 2009 and changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2008	2,980,729	$0.07

Granted	963,941	$0.86
Forfeited	(82,624)	$0.07

Outstanding at December 31, 2009	3,862,046	$0.27

Granted	2,333,511	$1.13

Outstanding at December 31, 2010	6,195,557	$0.59	8.31	$10,322,073

Vested at December 31, 2010	2,406,112	$0.15	7.04	$5,072,223

The weighted average grant-date fair value of options granted during the years ended December 31, 2010 and 2009 was $0.55 and $0.45 per share, respectively. The total fair value of options that vested in the years ended December 31, 2010 and 2009 was $962,810 and $346,976, respectively. As of December 31,

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

STOCK OPTIONS (concluded)

2010 and 2009, there was approximately $2,236,133 and $1,026,595 of total unrecognized compensation expense, respectively, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.95 and 2.72 years at December 31, 2010 and 2009, respectively.

14.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at December 31, 2010:

Year Issued	Number of Warrants	Exercise Price	Date of Expiration
2010	15,600,000	$1.40	10/26/2015 - 12/3/2015
2010	3,200,000	1.00	9/26/2015 - 12/3/2015

Total	18,800,000

Weighted average exercise price		$1.33

Weighted average life in years			4.8

15.	EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “Plan”) covering all employees. Employees must be 21 years of age in order to participate in the Plan. Under the Plan, the Company has the option to make matching contributions but has elected not to do so.

16.	INTELLECTUAL PROPERTY LICENSE

The Company has obtained a world-wide exclusive license (the “CMCC License”) for patents co-owned by Massachusetts Institute of Technology and Harvard’s Children’s Hospital covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. The CMCC License has a 15-year term, or as long as the life of the last expiring patent right, whichever is longer, unless terminated earlier by the licensor. In connection with the CMCC License, the Company paid an initial $75,000 licensing fee (see Note 3) and is required to pay certain annual maintenance fees, milestone payments and royalties. All costs associated with maintenance of the CMCC License are expensed as incurred.

17.	COMMITMENTS AND CONTINGENCIES

Legal Settlement

In 2009, the Company filed a lawsuit against a party alleging damages from a breach of a contract under which the party was providing services to the Company. In exchange for a payment of $383,000 from the party, the Company agreed to dismiss the lawsuit. The $383,000 received was recorded as other income in the Statement of Operations in the year ended December 31, 2009.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

COMMITMENTS AND CONTINGENCIES (concluded)

Operating Lease

On November 15, 2010, the Company entered into a commercial lease for 1,200 square feet of office and laboratory space in Medford, MA. The term of this lease is for two years with monthly payments of approximately $3,900.

Pursuant to the terms of the non-cancelable lease agreement in effect at December 31, 2010, future minimum rent commitments are as follows:

Year Ended December 31,
2011	$47,061
2012	43,139

Total	$90,200

Total rent expense for the years ended December 31, 2010 and 2009, including month-to-month leases, was approximately $270,000 and $123,000.

18.	SUBSEQUENT EVENT

Subsequent to December 31, 2010, the Company issued 27,541 shares of Common Stock upon exercise of stock options.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including Frank M. Reynolds, our chief executive and financial officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at such reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of Frank M. Reynolds, our chief executive and financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Limitations on Effectiveness of Controls and Procedures

Our management, including Frank M. Reynolds, our chief executive and financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, for information required by Item 10 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Code of Ethics

On December 10, 2010, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, officers, employees, contractors, consultants and advisors. A copy of the Company’s Code of Business Conduct and Ethics is posted on the Company’s website at www.invivotherapeutics.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics applicable to the Company’s principal executive officer or its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions) by posting such information on our website.

Item 11. EXECUTIVE COMPENSATION

For information required by Item 11 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as set forth below, for information required by Item 12 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,915,557	$$.86	0
Equity compensation plans not approved by security holders	280,000	2.26	3,220,000

Total	6,195,557	$0.59	3,220,000

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For information required by Item 13 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For information required by Item 14 see the Definitive Proxy Statement which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibits.

The exhibits listed in the Exhibit Index are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: March 24, 2011	By:	/s/ Frank M. Reynolds
Name: Frank M. Reynolds
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank M. Reynolds Frank M. Reynolds	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	March 24, 2011

/s/ George Nolen George Nolen	Director	March 22, 2011

/s/ Christi M. Pedra Christi M. Pedra	Director	March 23, 2011

/s/ Richard J. Roberts Richard J. Roberts	Director	March 22, 2011

/s/ Adam K. Stern Adam K. Stern	Director	March 22, 2011

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated October 4, 2010, by and between Design Source, Inc. and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2010).

2.2	Agreement and Plan of Merger and Reorganization, dated as of October 26, 2010, by and among InVivo Therapeutics Holdings Corp. (f/k/a Design Source, Inc.), a Nevada corporation, InVivo Therapeutics Acquisition Corp., a Delaware corporation and InVivo Therapeutics Corporation, a Delaware corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

2.3	Certificate of Merger (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

3.1	Articles of Incorporation of InVivo Therapeutics Holdings Corp., as amended.

3.2	Amended and Restated Bylaws of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 15, 2011).

4.1	Form of Bridge Warrant of InVivo Therapeutics Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

4.2	Form of Bridge Promissory Note of InVivo Therapeutics Corporation (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

4.3	Form of Investor Warrant of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

4.4(i)	Form of Warrant of InVivo Therapeutics Holdings Corp. ($1.00 exercise price) issued to Placement Agent (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010.)

4.4(ii)	Form of Warrant of InVivo Therapeutics Holdings Corp. ($1.40 exercise price) issued to Placement Agent (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010.)

4.5	Form of Warrant of InVivo Therapeutics Holdings Corp. issued to Bridge Lenders (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

4.6	Form of Lock-Up Agreement (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010.)

10.1	Form of Securities Purchase Agreement between InVivo Therapeutics Corporation and the Bridge Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.2	Escrow Agreement, by and among InVivo Therapeutics Corp., InVivo Therapeutics Holdings Corp. and Signature Bank (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as filed with the SEC on February 1, 2011).

10.3	Form of Subscription Agreement, by and between InVivo Therapeutics Holdings Corp. and the investors in the offering (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010.)

10.4	Form of Registration Rights Agreement, by and between InVivo Therapeutics Holdings Corp. and the investors in the offering (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.5	Split-Off Agreement, by and among InVivo Therapeutics Holdings Corp., DSource Split Corp., Peter Reichard, Lawrence Reichard and Peter Coker (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.6	General Release Agreement, dated as of October 26, 2010, by and among InVivo Therapeutics Corp., DSource Split Corp., Peter Reichard, Lawrence Reichard and Peter Coker (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.7*	Amended and Restated Executive Employment Agreement by and between InVivo Therapeutics Holdings Corp. and Frank Reynolds, dated March 15, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 17, 2011).

10.8*	Employment Agreement between Christopher Pritchard and InVivo Therapeutics Corp. (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.9*	InVivo Therapeutics Corp. 2007 Stock Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.10*	InVivo Therapeutics Holdings Corp. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.11(i)*	Form of Incentive Stock Option Agreement by and between InVivo Therapeutics Corp. and participants under the 2007 Stock Incentive Plan (incorporated by reference from Exhibit 10.11(i) to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.11(ii)*	Form of Non-Qualified Stock Option Agreement by and between InVivo Therapeutics Corp. and participants under the 2007 Stock Incentive Plan (incorporated by reference from Exhibit 10.11(ii) to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.12(i)*	Form of Incentive Stock Option Agreement by and between InVivo Therapeutics Holdings Corp. and participants under the 2010 Equity Incentive Plan.

10.12(ii)*	Form of Non-Qualified Stock Option Agreement by and between InVivo Therapeutics Holdings Corp. and participants under the 2010 Equity Incentive Plan.

10.13	Form of Scientific Advisory Board Agreement entered into by InVivo Therapeutics Corp. (incorporated by reference from Exhibit 10.13 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.14	Finder’s Fee Agreement dated August 18, 2010, between InVivo Therapeutics Corporation and Placement Agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010.)

10.15	Placement Agent Agreement dated October 4, 2010, between InVivo Therapeutics Corp. and Placement Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010.)

10.16	Finder’s Fee Agreement dated October 26, 2010, between InVivo Therapeutics Corp. and Placement Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010.)

10.17	Master Services Agreement dated October 26, 2010, between InVivo Therapeutics Corp. and Placement Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010.)

10.18	Founders’ Agreement among InVivo Therapeutics Corporation, Francis M. Reynolds, Robert Langer and Yang Teng dated November 1, 2006 (incorporated by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.19	Form of Indemnification Agreement, as executed by Frank M. Reynolds, George Nolen, Christi M. Pedra, Richard J. Roberts and Adam K. Stern (incorporated by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as filed with the SEC on February 1, 2011).

10.20	InVivo Therapeutics Holdings Corp. Director Compensation Plan, adopted December 10, 2010.

14	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on February 1, 2011).

16	Letter regarding change in certifying accountant (incorporated by reference from Exhibit 16 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

21	Subsidiaries of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

31.1/31.2	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.