Form 10-Q
period 2011-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2011-05-16
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-52089

InVivo Therapeutics Holdings Corp.

(Exact name of registrant as specified in its charter)

Nevada	36-4528166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Broadway, 14th Floor, Cambridge MA	02142
(Address of principal executive offices)	(Zip code)

(617)-475-1520

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2011, 51,674,712 shares of the registrant’s Common Stock. $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly report on Form 10-Q for the period ended March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Balance Sheets

	As of
	March 31, 2011	December 31, 2010
	Unaudited
ASSETS:

Current assets:
Cash and cash equivalents	$6,864,118	$8,964,194
Restricted cash	105,000	—
Prepaid expenses	461,989	81,166

Total current assets	7,431,107	9,045,360

Property and equipment, net	500,566	280,181
Other assets	52,389	53,639

Total assets	$7,984,062	$9,379,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$294,036	$336,945
Capital lease payable-current portion	29,620	—
Derivative warrant liability	10,525,843	10,647,190
Accrued expenses	97,025	247,547

Total current liabilities	10,946,524	11,231,682

Capital lease payable-less current portion	58,712	—

Total liabilities	11,005,236	11,231,682

Commitments and contingencies

Stockholders’ deficit:
Common stock , $0.00001 par value; authorized 100,000,000 shares, issued and outstanding 51,674,712 and 51,647,171 shares outstanding at March 31, 2011 and December 31, 2010, respectively	516	516
Additional paid-in capital	12,491,459	12,382,141
Deficit accumulated during the development stage	(15,513,149)	(14,235,159)

Total stockholders’ deficit	(3,021,174)	(1,852,502)

Total liabilities and stockholders’ deficit	$7,984,062	$9,379,180

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (inception) to March 31,
	2011	2010	2011

Operating expenses:
Research and development	$636,323	$157,384	$5,793,093
General and administrative	764,319	224,670	4,084,201

Total operating expenses	1,400,642	382,054	9,877,294

Operating loss	(1,400,642)	(382,054)	(9,877,294)

Other income (expense):
Other income	—	—	383,000
Interest income	2,818	87	14,108
Interest expense	(1,513)	(72,021)	(1,055,168)
Derivatives gain (loss)	121,347	—	(4,977,547)

Other income (expense), net	122,652	(71,934)	(5,635,607)

Net loss	$(1,277,990)	$(453,988)	$(15,512,901)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.56)

Weighted average number of common shares outstanding, basic and diluted	51,660,942	26,259,515	27,737,458

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (inception) to March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(1,277,990)	$(453,988)	$(15,512,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	27,979	11,488	120,944
Non-cash derivatives (gain) loss	(121,347)	—	4,977,547
Non-cash interest expense	—	33,620	962,835
Share-based compensation expense	107,319	109,126	986,159
Changes in operating assets and liabilities:
Restricted cash	(105,000)	—	(105,000)
Prepaid expenses	(380,823)	8,089	(461,989)
Other assets	—	—	(75,000)
Accounts payable	(42,909)	(31,669)	294,037
Accrued interest payable	—	(29,100)	(15,256)
Accrued expenses	(150,522)	(79,494)	97,025

Net cash used in operating activities	(1,943,293)	(431,928)	(8,731,600)

Cash flows from investing activities:
Purchases of property and equipment	(153,574)	(10,537)	(505,359)

Net cash used in investing activities	(153,574)	(10,537)	(505,359)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	200,000	4,181,000
Proceeds from convertible bridge notes	—	—	500,000
(Repayment of) proceeds from loans payable and capital lease	—	45,000	—
Principal payments on capital lease obligation	(5,208)	—	(5,208)
Proceeds from issuance of common stock and warrants	1,999	—	11,425,285

Net cash provided (used in) by financing activities	(3,209)	245,000	16,101,077

Decrease (Increase) in cash and cash equivalents	(2,100,076)	(197,465)	6,864,118

Cash and cash equivalents at beginning of period	8,964,194	226,667	—

Cash and cash equivalents at end of period	$6,864,118	$29,202	$6,864,118

(continued)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows (Concluded)

(Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (inception) to March 31,
	2011	2010	2011

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$416	$—	$97,933

Conversion of convertible notes payable and accrued interest into common stock	$—	$3,328,128	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$504,597

Asset acquired through capital lease obligation	$93,540	$—	$93,540

Beneficial conversion feature on convertible and bridge notes payable	$—	$—	$134,410

Relative fair value of warrants issued with common stock in private placement	$—	$—	$178,726

Issuance of founders shares	$—	$—	$248

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended March 31, 2011 (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The Merger was accounted for as a “reverse merger,” and InVivo is deemed to be the accounting acquirer. The Merger was recorded as a reverse recapitalization, equivalent to the issuance of common stock by InVivo for the net monetary assets of ITHC accompanied by a recapitalization. At the date of the Merger, the 6,999,981 outstanding ITHC shares were reflected as an issuance of InVivo common stock to the prior shareholders of ITHC. ITHC had no net monetary assets as of the Merger so this issuance was recorded as a reclassification between additional paid-in capital and par value of Common Stock.

The historical consolidated financial statements are those of InVivo as the accounting acquirer. The post-merger combination of ITHC and InVivo is referred to throughout these notes to consolidated financial statements as the “Company.” Subsequent to the Merger, the Company completed three closings as part of a private placement.

On October 26, 2010, in connection with the Merger described above, ITHC transferred all of its operating assets and liabilities to its wholly-owned subsidiary, D Source Split Corp., a company organized under the laws of Nevada (“DSSC”). DSSC was then split-off from ITHC through the sale of all outstanding shares of DSSC (the “Split-Off”). The assets and liabilities of ITHC were transferred to the Split-Off Shareholders in the Split-Off. ITHC executed a split off agreement with the Split-Off Shareholders which obligates the Split-Off Shareholders to assume all prior liabilities associated with Design Source, Inc. and all DSSC liabilities. In conjunction with the Split-Off, certain shareholders of ITHC surrendered for cancellation shares of ITHC common stock for no additional consideration. The purpose of the Split-Off was to make ITHC a shell company with no assets or liabilities in order to facilitate the Merger. Although all transactions related to the Merger occurred simultaneously, the Split-Off, including the cancellation of shares, was considered to have occurred immediately prior to the Merger for accounting purposes. As the accounting acquiree in a reverse merger with a shell company, the historical financial statements of ITHC are not presented and these ITHC transactions are not reflected in the Company’s accompanying consolidated financial statements.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 24, 2011. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2011 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended March 31, 2011 (Unaudited)

the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

2.	CASH AND CASH EQUIVALENTS

As of March 31, 2011, the Company held $6.9 million in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit on the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. The Company’s cash equivalents are in money market funds and certificates of deposit. The cash and cash equivalents in excess of interest-bearing accounts and non-interest bearing accounts ineligible under the program amounted to approximately $6,097,000 as of March 31, 2011. Restricted cash represents a security deposit related to the Company’s credit card account.

3.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$10,525,843	—	$10,525,843

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$10,647,190	—	$10,647,190

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended March 31, 2011 (Unaudited)

4.	COMMITMENTS

Operating Lease Commitment

The Company leases approximately 1,200 square feet of laboratory and office space in Medford, Massachusetts under a lease expiring November 14, 2012. Future minimum lease payments under this operating lease are approximately as follows:

Amount
For the years ending December 31,
2011	$35,296
2012	43,139

Total	$78,435

The Company’s rent expense under this lease was approximately $17,000 and none for the three months ended March 31, 2011 and 2010, respectively. Total rent expense in these periods was approximately $81,000 and $88,000, respectively.

Other Commitments

In February 2011, the Company entered into an agreement with a contract research organization to perform non-human clinical trials. The agreement requires total payments of $825,000 of which $425,000 was paid upon execution of the contract. The remaining $425,000 is expected to be paid in the third quarter of 2011.

Registration Payment Arrangements

In connection with the Merger (see Note 1), the Company completed a private placement of 13,000,000 Units of its securities. The Company entered into a Registration Rights Agreement with the private placement investors, whereby the Company agreed to register common stock as defined in the agreement. The Company is required to file within 90 days of the date of the final closing (the “Filing Deadline”), a registration statement registering for resale all shares of Common Stock issued in the private placement, including Common Stock (i) included in the Units; and (ii) issuable upon exercise of the Investor Warrants. The Company has agreed to use its reasonable efforts to have the registration statement declared effective within 180 days of filing the registration statement (the “Effectiveness Deadline”). If the Registration Statement is not filed on or before the Filing Deadline or not declared effective on or before the Effectiveness Deadline, the Company shall pay to each holder of registrable securities an amount in cash equal to one-half of one percent (0.5%) of such holder’s investment in the Offering or in the Bridge Financing on every thirty (30) day anniversary of such Filing Deadline or Effectiveness Deadline failure until such failure is cured. The payment amount shall be prorated for partial thirty (30) day periods. The maximum aggregate amount of payments to be made by the Company as the result of such failures, whether by reason of a Filing Deadline failure, Effectiveness Deadline failure or any combination thereof, shall be an amount equal to 9% of each Unit holder’s investment amount. The Company shall keep the Registration Statement effective for one (1) year from the date it is declared effective by the SEC or until Rule 144 of the Securities Act is available to the investors with respect to all of their shares, whichever is earlier.

At each reporting date, the Company assesses the probability of it transferring consideration under its registration payment arrangements. If at any time it determines that such an event is probable and the amount can be reasonably estimated, the amount of such an obligation is recognized as a liability with a charge to earnings. Future changes in that liability will also be charged (credited) to earnings. At the date the Registration Rights Agreement was entered into and at March 31, 2011, the Company did not conclude that it was probable that they will be obligated to transfer any consideration under the terms of this Registration Rights Agreement.

5.	CAPITAL LEASE OBLIGATION

At February 8, 2011, the Company entered into a capital lease agreement under which the Company leased certain laboratory equipment. Capital lease obligation consisted of the following:

	March 31, 2011	December 31, 2010

Capital lease	$88,332	$—
Less: current portion	(29,620)	—

	$58,712	$—

The total value of the laboratory equipment acquired under this capital lease agreement was $124,151. The capital lease is payable in monthly installments of $2,812 payable over thirty six months with the final payment due in January 2014. For the three months ended March 31, 2011, interest expense recorded on the capital lease was $843 and depreciation expense was $4,138.

6.	COMMON STOCK

The Company has authorized 100,000,000 shares of Common Stock, $0.00001 par value per share, of which 51,674,712, shares and 51,647,171 shares were issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.

In February 2011, the Company issued 27,541 shares of Common Stock upon the exercise of stock options and received cash proceeds of $1,999.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended March 31, 2011 (Unaudited)

7.	DERIVATIVE INSTRUMENTS

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.

At March 31, 2011 and December 31, 2010, the Company had outstanding warrants to purchase 18,200,000 shares of its Common Stock. These warrants are considered to be derivative instruments since the agreements contain provisions that include anti-dilution protection and, under certain conditions, grant the right to the holder to request the Company to repurchase the warrant. The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at March 31, 2011 and December 31, 2010 were $10,525,843 and $10,647,190, respectively. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a derivatives gain or loss. The warrant derivative gain for the three months ended March 31, 2011 was $121,347 and was included in other income (expense) in the consolidated statement of operations. There was no derivatives gain or loss in the three months ended March 31, 2010.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period.

8.	STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2011, there were options to purchase an aggregate of 5,888,016 shares of Common Stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan, subject to shareholder approval (the “2010 Plan”). The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. As of December 31, 2010, the number of shares authorized for issuance under the 2010 Plan was 3,500,000 shares. As of March 31, 2011, there were options to purchase an aggregate of 535,000 shares of Common Stock outstanding under the 2010 Plan and 2,965,000 shares available for future grants under the 2010 Plan. If shareholder approval is not obtained by October 25, 2011, all awards granted under the 2010 Plan will terminate. In addition, no award under the 2010 Plan will become exercisable until shareholder approval has been obtained and a registration statement on Form S-8 has been filed with the SEC.

Options issued under the 2007 Plan and the 2010 Plan (collectively the “Plans”) are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For stock options issued and outstanding for the three months ended March 31, 2011, the Company recorded non-cash, stock-based compensation expense of $107,319, net of estimated forfeitures. Included in this amount is approximately ($34,124) of negative expense related to non-employee options that are being repriced throughout the vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history and limited number of sales of its Common Stock, the Company estimated its volatility in consideration of a number of factors including the volatility of comparable public companies. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations within the valuation model. The expected term of options granted under the Plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months).

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended March 31, 2011 (Unaudited)

For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The assumptions used principally in determining the fair value of options granted to employees were as follows:

March 31, 2011

Risk-free interest rate	2.44%
Expected dividend yield	0%
Expected term (employee grants)	6.25
Expected volatility	48.44%

A summary of option activity under the Plans and options granted to officers of the Company outside any plan as of March 31, 2011 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2010	6,195,557	$0.59

Granted	255,000	$1.21
Exercised	(27,541)	$0.07

Outstanding at March 31, 2011	6,423,016	$0.62	—	$—

Exercisable at March 31, 2011	2,569,416	$0.19	6.87	$5,308,494

The weighted average grant-date fair value of options granted during the three months ended March 31, 2011 was $1.21 per share. The total fair value of options that vested in the three months ended March 31, 2011 was $103,422. As of March 31, 2011, there was approximately $1,634,033 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.86 years at March 31, 2011.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended March 31, 2011 (Unaudited)

9.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at March 31, 2011:

Year Issued	Number of Warrants	Exercise Price	Date of Expiration
2010	15,600,000	$1.40	10/26/2015 -12/3/2015
2010	3,200,000	1.00	9/26/2015 -12/3/2015

Total	18,800,000

Weighted average exercise price		$1.33

Weighted average life in years			4.5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 Annual Report”). The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, including those we detailed under “Risk Factors” in Item 1A of our 2010 Annual Report, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Overview

The Company is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries. The biopolymer devices are designed to protect the damaged spinal cord from further secondary injury and promote neuroplasticity, a process where functional recovery can occur through the rerouting of signaling pathways to the spared healthy tissue.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from our 2010 Annual Report.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Research and development expenses consist primarily of payments to contract research and development companies and payroll. General and administrative expenses consist primarily of payroll, rent and professional services.

Comparison of the three months ended March 31, 2011 and 2010

Research and Development Expenses

Research and development expenses increased by approximately $479,000 to approximately $636,000 for the three months ended March 31, 2011 from approximately $157,000 for the three months ended March 31, 2010. The increase in expenses is primarily attributable to the hiring of additional personnel and an increase in costs of pre-clinical studies.

General and Administrative Expenses

General and administrative expenses increased by approximately $539,000 to approximately $764,000 for the three months ended March 31, 2011 from approximately $225,000 for the three months ended March 31, 2010. The increase in expenses is primarily attributable to an increase in costs associated with operating as a public company and increases in rent, salary and benefit costs.

Interest expense

Interest expense decreased by $70,000 to approximately $2,000 for the three months ended March 31, 2011 from approximately $72,000 for the three months ended March 31, 2010. The decrease in interest expense is due to the conversion into common stock of the remaining balance of the convertible notes payable as of March 31, 2010.

Derivatives Gain (Loss)

Derivatives gain was approximately $121,000 for the three months ended March 31, 2011 and reflects the decrease in the fair value of derivative warrant liabilities during the period. We did not have a derivative warrant liability or derivative gain (loss) during the three months ended March 31, 2010.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company has experienced negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At March 31, 2011, the accumulated deficit was approximately $15,513,000 and the stockholders’ deficit was approximately $3,021,000.

At March 31, 2011, we had total current assets of approximately $7,431,000 and current liabilities of approximately $10,947,000 resulting in a working capital deficit of approximately $3,516,000. At March 31, 2011, the Company had total assets of approximately $7,984,000 and total liabilities of approximately $11,005,000, resulting in a stockholders’ deficit of $3,021,000.

Net cash used by operating activities for the three months ended March 31, 2011 was approximately $1,943,000. The Company raised approximately $2,000 from the exercise of stock options. The Company spent approximately $154,000 for the three months ended March 31, 2011 on the purchase of equipment.

At March 31, 2011, the Company had cash of approximately $6,864,000 and the Company expects the cash to fund its operations at least through March 31, 2012. The Company will need to raise substantial additional capital to complete its clinical trials, obtain marketing approvals and commercialize its products.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our Common Stock is significantly greater than the applicable exercise prices of the options and warrants and mainly following any necessary registering of underlying securities.

Effect of Inflation and Changes in Prices

Management does not believe that inflation and changes in price will have a material effect on our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of Frank Reynolds, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 5.	Other Information.

During the quarter ended March 31, 2011, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our Amendment to Annual Report on Form 10-K/A, filed on April 29, 2011.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 16, 2011	By:	/s/ Frank M. Reynolds
Name: Frank M. Reynolds
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

10.1	License Agreement dated July 2007 between InVivo Therapeutics Corp. and Children’s Medical Center Corporation(1)

31.1/31.2	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1)	Application will be made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment will be requested will be filed separately with the Securities and Exchange Commission.