Form 10-K/A
period 2010-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2011-06-30
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) of InVivo Therapeutics Holdings Corp. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed March 24, 2011 and amended on April 29, 2011 (the “Form 10-K”). This Amendment is being filed in order to amend and restate the Company’s consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2010 (the “2010 Financials”) and other related information included in the Form 10-K.

The Company is restating its 2010 Financials to correct an error related to the accounting for derivative liabilities. The error related to the process of allocating the proceeds of a financing to two instruments when one of those instruments was a derivative liability. Originally, the Company allocated the proceeds using the relative fair value of the two instruments with the derivative liability being recorded at its fair value and any difference between the relative fair value and fair value being charged to a derivative gain or loss upon issuance. Although Generally Accepted Accounting Principles (“GAAP”) does not address this situation specifically and the Company believed its original accounting to be supported by GAAP, after discussions with the Securities and Exchange Commission (“SEC”) Staff the Company determined that its accounting was not consistent with common practice used by other registrants in similar circumstances.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following items in the Form 10-K have been amended and restated in their entirety:

•	Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part II, Item 8 — Financial Statements and Supplemental Data.

Additionally, Part IV, Item 15 has been amended to include the Company’s currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than the items outlined above, there are no changes to the Form 10-K. No attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the Form 10-K, including the exhibits to the Form 10-K, except as required to reflect the effects of the restatement of the 2010 Financials. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 24, 2011 and as amended on April 29, 2011. Except as otherwise specifically noted, all information contained herein is as of December 31, 2010 and does not reflect any events or changes that have occurred subsequent to that date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings, if any.

The Company is not required to and has not updated any forward-looking statements previously included in the Form 10-K. The Company is also filing an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 to reflect this restatement. Our previously issued consolidated financial statements as of and for the year ended December 31, 2010, which were filed with the 10-K, should no longer be relied upon.

As used herein, “we,” “us,” “our” or the “Company” means InVivo Therapeutics Holdings Corp., together with its consolidated subsidiaries where applicable.

INVIVO THERAPEUTICS HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 2)

FOR THE YEAR ENDED DECEMBER 31, 2010

PART II

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and accompanying notes included in this annual report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in the Form 10-K.

As the result of the Merger and related transactions and the change in business and operations of the Company from a shell company to a biotechnology company, a discussion of the past financial results of ITHC is not pertinent, and the financial results of InVivo, the acquirer and ongoing operating company, are considered the financial results of the Company on a historical and going-forward basis.

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

Derivatives Loss

Derivatives loss totaled $3,953,000 for the year ended December 31, 2010 and reflects the change in the fair value of derivative warrant liabilities during the year. We did not have a derivative warrant liability or derivative (gain) loss in 2009.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company incurred negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At December 31, 2010, the accumulated deficit was $13,089,000 and the stockholders’ deficit was $1,853,000.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, including unrecorded derivative instruments, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our Common Stock is significantly greater than the applicable exercise prices of the options and warrants and mainly following any necessary registering of underlying securities.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 24, 2011, except for Notes 9, 11, 12 and 18

as to which the date is June 29, 2011

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2010	2009
	(Restated)
ASSETS:

Current assets:
Cash and cash equivalents	$8,964,194	$226,667
Prepaid expenses	81,166	10,898

Total current assets	9,045,360	237,565

Property and equipment, net	280,181	173,797
Other assets	53,639	58,639

Total assets	$9,379,180	$470,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$336,945	$81,175
Accrued interest payable	-	283,608
Derivative warrant liability	10,647,190	-
Accrued expenses	247,547	293,584

Total current liabilities	11,231,682	658,367

Loans payable	-	590,985
Convertible notes payable	-	2,840,000

Total liabilities	11,231,682	4,089,352

Commitments and contingencies

Stockholders’ deficit:
Common stock , $0.00001 par value; authorized 100,000,000 shares, issued and outstanding 51,647,171 and 26,259,515 shares outstanding at December 31, 2010 and 2009, respectively	516	263
Additional paid-in capital	11,235,829	1,558,283
Deficit accumulated during the development stage	(13,088,847)	(5,177,897)

Total stockholders’ deficit	(1,852,502)	(3,619,351)

Total liabilities and stockholders’ deficit	$9,379,180	$470,001

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Operations

	Years Ended December 31,		Period from November 28, 2005 (inception) to December 31, 2010
	2010	2009
	(Restated)		(Restated)

Operating expenses:
Research and development	$1,673,202	$1,807,908	$4,780,987
General and administrative	1,724,102	835,515	3,695,665

Total operating expenses	3,397,304	2,643,423	8,476,652

Operating loss	(3,397,304)	(2,643,423)	(8,476,652)

Other income (expense):
Other income	-	383,000	383,000
Interest income	3,379	282	11,290
Interest expense	(564,443)	(255,737)	(1,053,655)
Derivatives losses	(3,952,582)	-	(3,952,582)

Other income (expense), net	(4,513,646)	127,545	(4,611,947)

Net loss	$(7,910,950)	$(2,515,878)	$(13,088,599)

Net loss per share, basic and diluted	$(0.24)	$(0.10)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	33,367,239	25,496,366	26,591,576

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Shares	Amount

Balance on inception date, November 28, 2005	-	$-	$-	$-	$-
Issuance of founders stock	24,787,080	248	-	(248)	-
Share-based compensation expense	-	-	18,347	-	18,347
Net loss	-	-	-	(1,097,702)	(1,097,702)

Balance as of December 31, 2007	24,787,080	248	18,347	(1,097,950)	(1,079,355)

Share-based compensation expense	-	-	24,526	-	24,526
Net loss	-	-	-	(1,564,069)	(1,564,069)

Balance as of December 31, 2008	24,787,080	248	42,873	(2,662,019)	(2,618,898)

Share-based compensation expense	-	-	171,059	-	171,059
Conversion of convertible notes payable and accrued interest	1,472,435	15	1,344,351	-	1,344,366
Net loss	-	-	-	(2,515,878)	(2,515,878)

Balance as of December 31, 2009	26,259,515	263	1,558,283	(5,177,897)	(3,619,351)

Share-based compensation expense	-	-	664,908	-	664,908
Issuance of common stock in March 2010	1,095,258	10	999,990	-	1,000,000
Conversion of convertible notes payable and accrued interest	3,792,417	38	3,328,090	-	3,328,128
Issuance of common stock in reverse merger	6,999,981	70	(70)	-	-
Beneficial conversion feature on notes payable	-	-	272,762	-	272,762
Issuance of common stock in private placement, net of stock issuance costs of $2,072,117 and non-cash stock issuance costs of $5,369,570	12,995,403	130	3,907,274	-	3,907,404
Conversion of convertible bridge notes in conjunction with the private placement	504,597	5	504,592	-	504,597
Net loss	-	-	-	(7,910,950)	(7,910,950)

Balance as of December 31, 2010 (Restated)	51,647,171	$516	$11,235,829	$(13,088,847)	$(1,852,502)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Years Ended December 31,		Period from November 28, 2005 (inception) to December 31, 2010
	2010	2009
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	$(7,910,950)	$(2,515,878)	$(13,088,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	44,878	32,084	92,965
Non-cash derivatives loss	3,952,582	-	3,952,582
Non-cash interest expense	528,535	221,899	962,834
Share-based compensation expense	664,908	171,059	878,840
Changes in operating assets and liabilities:
Prepaid expenses	(70,268)	2,036	(81,166)
Other assets	-	-	(75,000)
Accounts payable	255,770	(23,248)	336,945
Accrued interest payable	(67,931)	33,598	(15,256)
Accrued expenses	(46,037)	179,426	247,547

Net cash used in operating activities	(2,648,513)	(1,899,024)	(6,788,308)

Cash flows from investing activities:
Purchases of property and equipment	(146,262)	(174,898)	(351,785)

Net cash used in investing activities	(146,262)	(174,898)	(351,785)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	200,000	1,580,000	4,181,000
Proceeds from convertible bridge notes	500,000	-	500,000
(Repayment of) proceeds from loans payable	(590,985)	513,800	-
Proceeds from issuance of common stock and warrants	11,423,287	-	11,423,287

Net cash provided by financing activities	11,532,302	2,093,800	16,104,287

Increase in cash and cash equivalents	8,737,527	19,878	8,964,194

Cash and cash equivalents at beginning of period	226,667	206,789	-

Cash and cash equivalents at end of period	$8,964,194	$226,667	$8,964,194

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

In order to record the Bridge Notes and Bridge Warrants, the Company allocated the proceeds first to the fair value of the Bridge Warrants. The residual was then allocated to the Bridge Notes. As a result, the Company allocated $138,352 to the Bridge Warrants with the remainder of the proceeds allocated to the Bridge Notes. The total discount on the Bridge Notes of $138,352 was recognized as non-cash interest expense over the term of the Bridge Notes and was expensed to interest expense in 2010.

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

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

COMMON STOCK (continued)

In order to account for the Units, the Company allocated the proceeds between the Common Stock and warrants first to the fair value of the warrants with the residual allocated to the Common Stock. As a result, the Company allocated $4,475,791 to the warrants with the remainder of the proceeds allocated to the Common Stock. The fair value of the Placement Agent warrants, $2,040,091, was recorded as a warrant derivative liability and a stock issuance cost net against the gross proceeds received.

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

Certain warrants issued to the investors in the Offering, the Bridge Note investors and the Placement Agent (see Notes 10 and 11) have provisions that include anti-dilution protection and, under certain conditions, grant the right to the holder to request the Company to repurchase the warrant. Accordingly, these warrants are accounted for as derivative liabilities. The Company uses the Black-Scholes option pricing model and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at December 31, 2010 was $10,647,190 and is included as a derivative warrant liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a derivatives gain or loss. The warrant derivative loss for the year ended December 31, 2010 was $3,952,582 and was included in other income (expense) in the consolidated statement of operations. There was no derivatives loss for the year ended December 31, 2009.

The assumptions used principally in determining the fair value of warrants were as follows:

December 31,
2010

Risk-free interest rate	2.0%
Expected dividend yield	0%
Contractual Term	4.7 - 4.9 years
Expected volatility	50%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period.

13.	STOCK OPTIONS

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

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

STOCK OPTIONS (concluded)

The weighted average grant-date fair value of options granted during the years ended December 31, 2010 and 2009 was $0.55 and $0.45 per share, respectively. The total fair value of options that vested in the years ended December 31, 2010 and 2009 was $962,810 and $346,976, respectively. As of December 31, 2010 and 2009, there was approximately $2,236,133 and $1,026,595 of total unrecognized compensation expense, respectively, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.95 and 2.72 years at December 31, 2010 and 2009, respectively.

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

Pursuant to the terms of the non-cancelable lease agreement in effect at December 31, 2010, future minimum rent commitments are as follows:

Year Ended December 31,
2011	$47,061
2012	43,139

Total	$90,200

Total rent expense for the years ended December 31, 2010 and 2009, including month-to-month leases, was approximately $270,000 and $123,000.

18.	RESTATEMENT

The Company is restating its 2010 financial statements to correct an error related to the accounting for derivative liabilities. The error related to the process of allocating the proceeds of a financing to two instruments when one of those instruments was a derivative liability. Originally, the Company allocated the proceeds using the relative fair value of the two instruments with the derivative liability being recorded at its fair value and any difference between the relative fair value and fair value being charged to a derivative gain or loss upon issuance. Although Generally Accepted Accounting Principles (“GAAP”) does not address this situation specifically and the Company believed its original accounting to be supported by GAAP, after discussions with the SEC Staff the Company determined that its accounting was not consistent with common practice used by other registrants in similar circumstances.

The December 31, 2010 balance sheet line items were impacted by the following amounts:

Additional paid-in capital	$(1,146,312)
Deficit accumulated during the development stage	1,146,312

The statement of operations line items were impacted as follows:

	Year Ended December 31, 2010	Period from November 28, 2005 (inception) to December 31, 2010
Derivatives losses	$1,146,312	$1,146,312
Net loss	$1,146,312	$1,146,312
Net loss per share, basic and fully diluted	$0.03	$0.05

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Concluded)

RESTATEMENT (concluded)

The statement of changes in stockholders’ equity for the year ended December 31, 2010 line items were impacted as follows:

Issuance of common stock in private placement, net of stock issuance costs of $2,072,117 and non-cash stock issuance costs of $5,369,570	$(1,146,312)
Net loss	1,146,312

19.	SUBSEQUENT EVENT

Subsequent to December 31, 2010, the Company issued 27,541 shares of Common Stock upon exercise of stock options.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report.

(3) Exhibits:

31.1/31.2	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: June 30, 2011	By:	/s/ Frank M. Reynolds
Name: Frank M. Reynolds
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank M. Reynolds Frank M. Reynolds	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	June 30, 2011

George Nolen	Director

Christi M. Pedra	Director

/s/ Richard J. Roberts Richard J. Roberts	Director	June 29, 2011

/s/ Adam K. Stern Adam K. Stern	Director	June 30, 2011