Form 10-Q/A
period 2011-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2011-06-30
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) of InVivo Therapeutics Holdings Corp. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, originally filed May 16, 2011 (the “Form 10-Q”). This Amendment is being filed in order to amend and restate the Company’s consolidated financial statements and accompanying footnotes as of and for the period ended March 31, 2011 (the “Q1 Financials”) and other related information included in the Form 10-Q.

The Company is restating its Q1 Financials to reflect an error in the 2010 financial statements related to the accounting for derivative liabilities. The error related to the process of allocating the proceeds of a financing to two instruments when one of those instruments was a derivative liability. Originally, the Company allocated the proceeds using the relative fair value of the two instruments with the derivative liability being recorded at its fair value and any difference between the relative fair value and fair value being charged to a derivative gain or loss upon issuance. Although Generally Accepted Accounting Principles (“GAAP”) does not address this situation specifically and the Company believed its original accounting to be supported by GAAP, after discussions with the Securities and Exchange Commission (“SEC”) Staff the Company determined that its accounting was not consistent with common practice used by other registrants in similar circumstances.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following items in the Form 10-Q have been amended and restated in their entirety:

•	Part I, Item 1 – Financial Statements; and

•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Additionally, Part II, Item 6 has been amended to include the Company’s currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than the items outlined above, there are no changes to the Form 10-Q. No attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the Form 10-Q, including the exhibits to the Form 10-Q, except as required to reflect the effects of the restatement of the Q1 Financials. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 16, 2011. Except as otherwise specifically noted, all information contained herein is as of March 31, 2011 and does not reflect any events or changes that have occurred subsequent to that date. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings, if any.

The Company is not required to and has not updated any forward-looking statements previously included in the Form 10-Q. The Company is also filing an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 to restate its consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2010. Our previously issued consolidated financial statements as of and for the period ended March 31, 2011, which were filed with the 10-Q, should no longer be relied upon.

As used herein, “we,” “us,” “our” or the “Company” means InVivo Therapeutics Holdings Corp., together with its consolidated subsidiaries where applicable.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly report on Form 10-Q/A for the period ended March 31, 2011

(Amendment No. 1)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Balance Sheets

	As of
	March 31, 2011	December 31, 2010
	Unaudited
	(Restated)
ASSETS:

Current assets:
Cash and cash equivalents	$6,864,118	$8,964,194
Restricted cash	105,000	—
Prepaid expenses	461,989	81,166

Total current assets	7,431,107	9,045,360

Property and equipment, net	500,566	280,181
Other assets	52,389	53,639

Total assets	$7,984,062	$9,379,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$294,036	$336,945
Capital lease payable-current portion	29,620	—
Derivative warrant liability	10,525,843	10,647,190
Accrued expenses	97,025	247,547

Total current liabilities	10,946,524	11,231,682

Capital lease payable-less current portion	58,712	—

Total liabilities	11,005,236	11,231,682

Commitments and contingencies

Stockholders’ deficit:
Common stock , $0.00001 par value; authorized 100,000,000 shares, issued and outstanding 51,674,712 and 51,647,171 shares outstanding at March 31, 2011 and December 31, 2010, respectively	516	516
Additional paid-in capital	11,345,147	11,235,829
Deficit accumulated during the development stage	(14,366,837)	(13,088,847)

Total stockholders’ deficit	(3,021,174)	(1,852,502)

Total liabilities and stockholders’ deficit	$7,984,062	$9,379,180

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (inception) to March 31,
	2011	2010	2011
			(Restated)
Operating expenses:
Research and development	$636,323	$157,384	$5,793,093
General and administrative	764,319	224,670	4,084,201

Total operating expenses	1,400,642	382,054	9,877,294

Operating loss	(1,400,642)	(382,054)	(9,877,294)

Other income (expense):
Other income	—	—	383,000
Interest income	2,818	87	14,108
Interest expense	(1,513)	(72,021)	(1,055,168)
Derivatives gain (loss)	121,347	—	(3,831,235)

Other income (expense), net	122,652	(71,934)	(4,489,295)

Net loss	$(1,277,990)	$(453,988)	$(14,366,589)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.52)

Weighted average number of common shares outstanding, basic and diluted	51,660,942	26,259,515	27,737,458

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (inception) to March 31,
	2011	2010	2011
			(Restated)
Cash flows from operating activities:
Net loss	$(1,277,990)	$(453,988)	$(14,366,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	27,979	11,488	120,944
Non-cash derivatives (gain) loss	(121,347)	—	3,831,235
Non-cash interest expense	—	33,620	962,835
Share-based compensation expense	107,319	109,126	986,158
Changes in operating assets and liabilities:
Restricted cash	(105,000)	—	(105,000)
Prepaid expenses	(380,823)	8,089	(461,989)
Other assets	—	—	(75,000)
Accounts payable	(42,909)	(31,669)	294,037
Accrued interest payable	—	(29,100)	(15,256)
Accrued expenses	(150,522)	(79,494)	97,025

Net cash used in operating activities	(1,943,293)	(431,928)	(8,731,600)

Cash flows from investing activities:
Purchases of property and equipment	(153,574)	(10,537)	(505,359)

Net cash used in investing activities	(153,574)	(10,537)	(505,359)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	200,000	4,181,000
Proceeds from convertible bridge notes	—	—	500,000
(Repayment of) proceeds from loans payable and capital lease	—	45,000	—
Principal payments on capital lease obligation	(5,208)	—	(5,208)
Proceeds from issuance of common stock and warrants	1,999	—	11,425,285

Net cash provided (used in) by financing activities	(3,209)	245,000	16,101,077

Decrease (Increase) in cash and cash equivalents	(2,100,076)	(197,465)	6,864,118

Cash and cash equivalents at beginning of period	8,964,194	226,667	—

Cash and cash equivalents at end of period	$6,864,118	$29,202	$6,864,118

(continued)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows (Concluded)

(Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (inception) to March 31,
	2011	2010	2011

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$416	$—	$97,933

Conversion of convertible notes payable and accrued interest into common stock	$—	$3,328,128	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$504,597

Asset acquired through capital lease obligation	$93,540	$—	$93,540

Beneficial conversion feature on convertible and bridge notes payable	$—	$—	$134,410

Fair value of warrants issued in connection with bridge notes payable	$—	$—	$178,726

Issuance of founders shares	$—	$—	$248

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

The assumptions used principally in determining the fair value of warrants were as follows:

March 31, 2011
Risk free interest rate	2.35%
Expected dividend yield	0%
Contractual term	4.5-4.7 years
Expected volatility	50%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period.

8.	STOCK OPTIONS

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

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended March 31, 2011 (Unaudited)

9.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at March 31, 2011:

Year Issued	Number of Warrants	Exercise Price	Date of Expiration
2010	15,600,000	$1.40	10/26/2015 -12/3/2015
2010	3,200,000	1.00	9/26/2015 -12/3/2015

Total	18,800,000

Weighted average exercise price		$1.33

Weighted average life in years			4.5

10.	RESTATEMENT

As a result of the Company restating its financial statements for the year ended December 31, 2010 to correct an error in its accounting for derivative instruments, the Company is restating its financial statements as of and for the period ended March 31, 2011 to reflect the impact of the 2010 restatement. The balance sheet line items were impacted by the following amounts:

Additional paid-in capital	$(1,146,312)
Deficit accumulated during the development stage	1,146,312

The statement of operations line items were impacted by the following amounts:

Period from November 28, 2005 (inception) to March 31, 2011
Derivatives gain (loss)	$1,146,312
Net loss	$1,146,312
Net loss per share, basic and diluted	$0.04

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since inception, the Company has experienced negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At March 31, 2011, the accumulated deficit was approximately $14,367,000 and the stockholders’ deficit was approximately $3,021,000.

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

PART II—OTHER INFORMATION

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