Form 10-K/A
period 2010-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2011-07-18
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 3 (this “Amendment”) of InVivo Therapeutics Holdings Corp. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed March 24, 2011 and amended on April 29, 2011 and June 30, 2011 (the “Form 10-K”). This Amendment is being filed in order to amend and restate the Company’s consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2010 (the “2010 Financials”).

The Company previously restated its 2010 financials on June 30, 2011. This Amendment is being filed to clarify disclosure relating to the accounting for derivative liabilities in Note 18 to the consolidated financial statements.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following item in the Form 10-K has been amended and restated in its entirety:

•	Part II, Item 8 — Financial Statements and Supplemental Data.

Additionally, Part IV, Item 15 has been amended to include the Company’s currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than the items outlined above, there are no changes to the Form 10-K. No attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the Form 10-K, including the exhibits to the Form 10-K, except as required to reflect the effects of the restatement of the 2010 Financials. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 24, 2011 and as amended on April 29, 2011 and June 30, 2011. Except as otherwise specifically noted, all information contained herein is as of December 31, 2010 and does not reflect any events or changes that have occurred subsequent to that date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings, if any.

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

INVIVO THERAPEUTICS HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 3)

FOR THE YEAR ENDED DECEMBER 31, 2010

ITEM		Page
	PART II

8.	Consolidated Financial Statements and Supplementary Data	4

	PART IV

15.	Exhibits, Financial Statement Schedules	27

Part II

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company is restating its 2010 financial statements to correct an error related to the accounting for derivative liabilities. The error related to the process of allocating the proceeds of a financing to two instruments when one of those instruments was a derivative liability. Originally, the Company allocated the proceeds using the relative fair value of the two instruments with the derivative liability being recorded at its fair value and any difference between the relative fair value and fair value being charged to a derivative gain or loss upon issuance. The purpose of this restatement is to first allocate the proceeds to the derivative to the extent of its fair value with the residual allocated to the common stock.

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: July 18, 2011	By:	/s/ Frank M. Reynolds
Name: Frank M. Reynolds
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank M. Reynolds Frank M. Reynolds	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	July 18, 2011

George Nolen	Director

/s/ Christi M. Pedra Christi M. Pedra	Director	July 18, 2011

/s/ Richard J. Roberts Richard J. Roberts	Director	July 18, 2011

/s/ Adam K. Stern Adam K. Stern	Director	July 18, 2011