Form 10-Q/A
period 2011-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2011-07-18
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

InVivo Therapeutics Holdings Corp. (the “Company”) is filing this Amendment No. 2 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 and as amended on June 30, 2011 (the “Form 10-Q”). This Amendment is being filed solely to re-file Exhibit 10.1 to the 10-Q, in response to communications with the SEC in connection with a confidential treatment request with respect to exhibit 10.1. Item 6 of Part II of the 10-Q is hereby amended to include a revised unredacted version of Exhibit 10.1.

No other changes have been made to the 10-Q. This Amendment speaks as of the original filing date of the 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the 10-Q or modify or update those disclosures therein in any way.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: July 18, 2011	By:	/s/ Frank M. Reynolds
Name: Frank M. Reynolds
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

10.1	License Agreement dated July 2007 between InVivo Therapeutics Corp. and Children’s Medical Center Corporation*

31.1/31.2	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.3	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Previously filed with the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.