Form 10-Q
period 2011-06-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2011-08-10
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

As of August 9, 2011, 51,889,612 shares of the registrant’s Common Stock. $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly report on Form 10-Q for the period ended June 30, 2011

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Balance Sheets

	As of
	June 30, 2011	December 31, 2010
	Unaudited
ASSETS:

Current assets:
Cash and cash equivalents	$4,963,947	$8,964,194
Restricted cash	105,000	—
Prepaid expenses	241,196	81,166

Total current assets	5,310,143	9,045,360

Property and equipment, net	525,940	280,181
Other assets	135,356	53,639

Total assets	$5,971,439	$9,379,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$223,896	$336,945
Capital lease payable-current portion	30,030	—
Derivative warrant liability	9,362,946	10,647,190
Accrued expenses	226,506	247,547

Total current liabilities	9,843,378	11,231,682

Capital lease payable-less current portion	51,049	—

Total liabilities	9,894,427	11,231,682

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.00001 par value; authorized 100,000,000 shares, issued and outstanding 51,739,712 and 51,647,171 shares outstanding at June 30, 2011 and December 31, 2010, respectively	517	516
Additional paid-in capital	11,813,470	11,235,829
Deficit accumulated during the development stage	(15,736,975)	(13,088,847)

Total stockholders’ deficit	(3,922,988)	(1,852,502)

Total liabilities and stockholders’ deficit	$5,971,439	$9,379,180

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from November 28, 2005 (inception) to June 30,
	2011	2010	2011	2010	2011

Operating expenses:
Research and development	$1,392,238	$468,044	$2,028,561	$625,428	$6,809,548
General and administrative	1,135,103	326,227	1,899,422	550,897	5,595,087

Total operating expenses	2,527,341	794,271	3,927,983	1,176,325	12,404,635

Operating loss	(2,527,341)	(794,271)	(3,927,983)	(1,176,325)	(12,404,635)

Other income (expense):
Other income	—	—	—	—	383,000
Interest income	2,988	133	5,806	220	17,096
Interest expense	(8,682)	(176,307)	(10,195)	(248,328)	(1,063,850)
Derivatives gain (loss)	1,162,897	—	1,284,244	—	(2,668,338)

Other income (expense), net	1,157,203	(176,174)	1,279,855	(248,108)	(3,332,092)

Net loss	$(1,370,138)	$(970,445)	$(2,648,128)	$(1,424,433)	$(15,736,727)

Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.05)	$(0.55)

Weighted average number of common shares outstanding, basic and diluted	51,676,855	30,675,119	51,668,942	28,479,515	28,794,975

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Period from November 28, 2005 (inception) to June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(2,648,128)	$(1,424,433)	$(15,736,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	62,618	23,622	155,583
Non-cash derivatives (gain) loss	(1,284,244)	—	2,668,338
Non-cash interest expense	—	191,604	962,834
Common stock issued for services	55,250	—	55,250
Share-based compensation expense	510,342	253,533	1,389,182
Changes in operating assets and liabilities:			—
Restricted cash	(105,000)	—	(105,000)
Prepaid expenses	(160,030)	(7,756)	(241,196)
Other assets	(75,000)	—	(150,000)
Accounts payable	(113,049)	(28,635)	223,896
Accrued interest payable	—	35,839	(15,256)
Accrued expenses	(21,041)	(163,045)	226,506

Net cash used in operating activities	(3,778,282)	(1,119,271)	(10,566,590)

Cash flows from investing activities:
Purchases of property and equipment	(211,503)	(18,653)	(563,288)

Net cash used in investing activities	(211,503)	(18,653)	(563,288)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	200,000	4,181,000
Proceeds from convertible bridge notes	—	—	500,000
(Repayment of) proceeds from loans payable	—	(90,985)	—
Principal payments on capital lease obligation	(12,461)	—	(12,461)
Proceeds from issuance of common stock and warrants	1,999	1,000,000	11,425,286

Net cash (used in) provided by financing activities	(10,462)	1,109,015	16,093,825

(Decrease) increase in cash and cash equivalents	(4,000,247)	(28,909)	4,963,947

Cash and cash equivalents at beginning of period	8,964,194	226,667	—

Cash and cash equivalents at end of period	$4,963,947	$197,758	$4,963,947

(continued)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows (Concluded)

(Unaudited)

	Six Months Ended June 30,		Period from November 28, 2005 (inception) to June 30,
	2011	2010	2011
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$10,195	$20,924	$107,712

Conversion of convertible notes payable and accrued interest into common stock	$—	$3,328,128	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$504,597

Asset acquired through capital lease obligation	$93,540	$—	$93,540

Beneficial conversion feature on convertible and bridge notes payable	$—	$134,410	$272,762

Fair value of warrants issued with bridge notes payable	$—	$—	$178,726

Fair value of warrants issued in connection with loan agreement	$10,051	$—	$10,051

Issuance of founders shares	$—	$—	$248

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended June 30, 2011 (Unaudited)

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

Reverse Merger

On October 26, 2010, InVivo completed a reverse merger transaction (the “Merger”) with InVivo Therapeutics Holdings Corporation (formerly Design Source, Inc.) (“ITHC”), a publicly traded company incorporated under the laws of the State of Nevada. InVivo became a wholly owned subsidiary of ITHC, which continues to operate the business of InVivo. As part of the Merger, ITHC issued 31,147,190 shares of its Common Stock to the holders of InVivo common stock on October 26, 2010 in exchange for the 2,261,862 outstanding common shares of InVivo and also issued 500,000 shares to its legal counsel in consideration for legal services provided. All share and per share amounts presented in these consolidated financial statements have been retroactively restated to reflect the 13.7706 to 1 exchange ratio of InVivo shares for ITHC shares in the Merger. Immediately prior to the Merger, ITHC had 6,999,981 shares of Common Stock outstanding.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, as amended, as filed with the United States Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2011 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

2.	CASH AND CASH EQUIVALENTS

As of June 30, 2011, the Company held approximately $5 million in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit on the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. The Company’s cash equivalents are in money market funds and certificates of deposit. The cash and cash equivalents in interest-bearing accounts and non-interest bearing accounts ineligible under the program amounted to approximately $4,850,000 as of June 30, 2011. Restricted cash represents a security deposit related to the Company’s credit card account.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2011
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$9,362,946	—	$9,362,946

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$10,647,190	—	$10,647,190

4.	COMMITMENTS

Operating Lease Commitment

The Company leases approximately 1,200 square feet of laboratory and office space in Medford, Massachusetts under a lease expiring November 14, 2012. Future minimum lease payments under this operating lease are approximately as follows:

Amount
For the years ending December 31,
2011	$23,952
2012	43,139

Total	$67,091

The Company’s rent expense under this lease was approximately $13,000 and $27,000 for the three and six months ended June 30, 2011. Total rent expense in these periods was approximately $84,000 and $180,000, respectively.

Other Commitments

In February 2011, the Company entered into an agreement with a contract research organization to perform non-human clinical trials. The agreement requires total payments of $850,000 of which $425,000 was paid upon execution of the contract. The remaining $425,000 is expected to be paid in the third quarter of 2011.

Registration Payment Arrangements

In connection with the Merger (see Note 1), the Company completed a private placement of 13,000,000 Units of its securities. The Company entered into a Registration Rights Agreement with the private placement investors, whereby the Company agreed to register common stock as defined in the agreement. The Company was required to file within 90 days of the date of the final closing (the “Filing Deadline”), a registration statement registering for resale all shares of Common Stock issued in the private placement, including Common Stock (i) included in the Units; and (ii) issuable upon exercise of the Investor Warrants. The Company has agreed to use its reasonable efforts to have the registration statement declared effective within 180 days of filing the registration statement (the “Effectiveness Deadline”). If the Registration Statement is not filed on or before the Filing Deadline or not declared effective on or before the Effectiveness Deadline, the Company shall pay to each holder of registrable securities an amount in cash equal to one-half of one percent (0.5%) of such holder’s investment in the offering or in the bridge financing on every thirty (30) day anniversary of such Filing Deadline or Effectiveness Deadline failure until such failure is cured. The payment amount shall be prorated for partial thirty (30) day periods. The maximum aggregate amount of payments to be made by the Company as the result of such failures, whether by reason of a Filing Deadline failure, Effectiveness Deadline failure or any combination thereof, shall be an amount equal to 9% of each Unit holder’s investment amount. The Company shall keep the Registration Statement effective for one (1) year from the date it is declared effective by the SEC or until Rule 144 of the Securities Act is available to the investors with respect to all of their shares, whichever is earlier.

At each reporting date, the Company assesses the probability of it transferring consideration under its registration payment arrangements. If at any time it determines that such an event is probable and the amount can be reasonably estimated, the amount of such an obligation is recognized as a liability with a charge to earnings. Future changes in that liability will also be charged (credited) to earnings. At the date the Registration Rights Agreement was entered into and at June 30, 2011, the Company did not conclude that it was probable that it will be obligated to transfer any consideration under the terms of this Registration Rights Agreement. On July 29, 2011, the Registration Statement was declared effective by the SEC, thus the Company did not incur a liability for any penalties.

5.	CAPITAL LEASE OBLIGATION

In February 2011, the Company entered into a capital lease agreement under which the Company leased certain laboratory equipment. Capital lease obligation consisted of the following:

	June 30,	December 31,
	2011	2010
Capital lease payable	$81,079	$—
Less: current portion	(30,030)	—

	$51,049	—

The total value of the laboratory equipment acquired under this capital lease agreement was $124,151. The capital lease is payable in monthly installments of $2,812 payable over thirty six months with the final payment due in January 2014. For the three months and six months ended June 30, 2011, interest expense recorded on the capital lease was $1,181 and $2,024, respectively. For the three and six months ended June 30, 2011, depreciation expense was $6,208 and $10,436, respectively.

6.	LOANS PAYABLE

In June 2011, the Company entered into a loan agreement with a bank. The loan agreement provides the Company with a $1,000,000 line of credit for the purchase of capital equipment. The line is available to the Company until December 31, 2011. The annual interest rate is the greater of 6.75% or 3.50% above the Prime Rate. Borrowings are repayable in equal monthly installments over a thirty six month period. The Company was assessed a $7,500 commitment fee and issued the bank a warrant for the purchase of 16,071 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.40 per share. The fair value of the warrant was determined to be approximately $10,000 and was recorded as a deferred financing cost that will be amortized to interest expense over a three year period commencing from the date of the first draw from the equipment line of credit. As of June 30, 2011, there were no advances on the equipment line of credit. The equipment line of credit is secured by substantially all the assets of the Company excluding intellectual property. In accordance with the agreement, the Company is required to maintain its primary banking and investments accounts with the commercial bank and a deposit of not less than $50,000 at the bank.

7.	COMMON STOCK

The Company has authorized 100,000,000 shares of Common Stock, $0.00001 par value per share, of which 51,739,712, shares and 51,647,171 shares were issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.

In February 2011, the Company issued 27,541 shares of Common Stock upon the exercise of stock options and received cash proceeds of $1,999.

In June 2011, the Company issued 65,000 unregistered shares with a fair value of approximately $55,000 to an investor relations firm in exchange for services provided.

8.	DERIVATIVE INSTRUMENTS

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.

At June 30, 2011 and December 31, 2010, the Company had outstanding warrants to purchase 18,800,000 shares of its Common Stock which are considered to be derivative instruments since the agreements contain provisions that include anti-dilution protection and, under certain conditions, grant the right to the holder to request the Company to repurchase the warrant. The Company uses the Black-Scholes option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at June 30, 2011 and December 31, 2010 were $9,362,946 and $10,647,190, respectively. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a derivatives gain or loss. The warrant derivative gain for the three months and six ended June 30, 2011 was $1,162,897 and $1,284,244, respectively and was included in other income (expense) in the consolidated statement of operations. There was no derivatives gain or losses for the three and six months ended June 30, 2010.

The assumptions used principally in determining the fair value of warrants were as follows:

June 30, 2011
Risk free interest rate	1.76%
Expected dividend yield	0%
Contractual term	4.1-4.3 years
Expected volatility	47%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period.

The table below presents the changes in derivative warrant liability during the six months ended June 30, 2011:

Period Ended June 30, 2011
Balance as of December 31, 2010	$10,647,190

Change in fair value of warrants with anti-dilution provisions	(1,284,244)

Balance as of June 30, 2011	$9,362,946

9.	STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of June 30, 2011, there were options to purchase an aggregate of 4,598,475 shares of Common Stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan, subject to shareholder approval (the “2010 Plan”). The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. As of December 31, 2010, the number of shares authorized for issuance under the 2010 Plan was 3,500,000 shares. As of June 30, 2011, there were options to purchase an aggregate of 660,000 shares of Common Stock outstanding under the 2010 Plan and 2,840,000 shares available for future grants under the 2010 Plan. If shareholder approval is not obtained by October 25, 2011, all awards granted under the 2010 Plan will terminate. In addition, no award under the 2010 Plan will become exercisable until shareholder approval has been obtained and a registration statement on Form S-8 has been filed with the SEC.

Options issued under the 2007 Plan and the 2010 Plan (collectively the “Plans”) are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For stock options issued and outstanding for the three and six months ended June 30, 2011, the Company recorded non-cash, stock-based compensation expense of $403,022 and $510,342, respectively net of actual and estimated forfeitures.

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

The assumptions used principally in determining the fair value of options granted to employees were as follows:

June 30, 2011
Risk-free interest rate	2.35%
Expected dividend yield	0%
Expected term (employee grants)	6.25 years
Expected volatility	48%

A summary of option activity under the Plans and options granted to officers of the Company outside any plan as of June 30, 2011 and changes during the six months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2010	6,195,557	$0.59
Granted	380,000	$1.14
Forfeited	(1,289,541)	$0.93
Exercised	(27,541)	$0.07

Outstanding at June 30, 2011	5,258,475	$0.55	7.65	$8,972,388

Exercisable at June 30, 2011	2,869,870	$0.26	6.74	$5,746,421

The weighted average grant-date fair value of options granted during the six months ended June 30, 2011 was $0.56 per share. The total fair value of options that vested in the six months ended June 30, 2011 was $314,088. As of June 30, 2011, there was approximately $1,032,890 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.87 years at June 30, 2011.

10.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at June 30, 2011:

Year Issued	Number of Warrants	Exercise Price	Date of Expiration
2010	15,600,000	$1.40	10/26/2015-12/3/2015
2010	3,200,000	1.00	9/26/2015-12/3/2015
2011	16,071	1.40	6/17/2018

Total	18,816,071

Weighted average exercise price		$1.33

Weighted average life in years			4.3

11.	Subsequent Events

In July 2011, the Company borrowed $125,000 under its equipment line of credit with a commercial bank. (See Note 6).

On August 3, 2011, at the Annual Meeting of Shareholders of the Company, the Company’s shareholders approved the 2010 Plan, as amended. The registration statement on Form S-8 for the 2010 Plan was filed with the SEC and became effective upon filing on August 5, 2011. (See Note 9).

Also on August 3, 2011, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 200,000,000. (See Note 7).

On August 5, 2011, we issued 150,000 shares of Common Stock to Crystal Research Associates, LLC with a fair value of approximately $142,500 related to investor relations services.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from our 2010 Annual Report, as amended.

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

Comparison of three months ended June 30, 2011 and 2010

Research and Development Expenses

Research and development expenses increased by $924,000 to approximately $1,392,000 for the three months ended June 30, 2011 from approximately $468,000 for the three months ended June 30, 2010. The increase in expenses is primarily attributable to the hiring of additional personnel and an increase in costs of pre-clinical studies.

General and Administrative Expenses

General and administrative expenses increased by $809,000 to approximately $1,135,000 for the three months ended June 30, 2011 from approximately $326,000 for the three months ended June 30, 2010. The increase in expenses is primarily attributable to an increase in costs associated with operating as a public company and increases in rent, salary and benefit costs.

Interest expense

Interest expense decreased by $167,000 to approximately $9,000 for the three months ended June 30, 2011 from approximately $176,000 for the three months ended June 30, 2010. The decrease in interest expense is due to the conversion into common stock of the remaining balance of the convertible notes payable as of June 30, 2010.

Derivatives Gain (Loss)

Derivatives gain was approximately $1,163,000 for the three months ended June 30, 2011 and reflects the decrease in the fair value of derivative warrant liabilities during the period. We did not have a derivative warrant liability or derivative gain (loss) during the three months ended June 30, 2010.

Comparison of six months ended June 30, 2011 and 2010

Research and Development Expenses

Research and development expenses increased by $1,404,000 to $2,029,000 for the six months ended June 30, 2011 from approximately $625,000 for the six months ended June 30, 2010. The increase in expenses is primarily attributable to the hiring of additional personnel and an increase in costs of pre-clinical studies.

General and Administrative Expenses

General and administrative expenses increased by $1,348,000 to approximately $1,899,000 for the six months ended June 30, 2011 from approximately $551,000 for the six months ended June 30, 2010. The increase in expenses is primarily attributable to an increase in costs associated with operating as a public company and increases in rent, salary and benefit costs.

Interest expense

Interest expense decreased by $238,000 to approximately $10,000 for the six months ended June 30, 2011 from approximately $248,000 for the six months ended June 30, 2010. The decrease in interest expense is due to the conversion into common stock of the remaining balance of the convertible notes payable as of June 30, 2010.

Derivatives Gain (Loss)

Derivatives gain was approximately $1,284,000 for the six months ended June 30, 2011 and reflects the decrease in the fair value of derivative warrant liabilities during the period. We did not have a derivative warrant liability or derivative gain (loss) during the six months ended June 30, 2010.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company has experienced negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At June 30, 2011, the accumulated deficit was approximately $15,737,000 and the stockholders’ deficit was approximately $3,923,000.

At June 30, 2011, we had total current assets of approximately $5,310,000 and current liabilities of approximately $9,843,000 resulting in a working capital deficit of approximately $4,533,000. At June 30, 2011, the Company had total assets of approximately $5,971,000 and total liabilities of approximately $9,894,000, resulting in a stockholders’ deficit of $3,923,000.

Net cash used by operating activities for the six months ended June 30, 2011 was approximately $3,778,000. The Company spent approximately $212,000 for the six months ended June 30, 2011 on the purchase of equipment. The Company spent $12,000 on principal payments to repay a capital lease.

At June 30, 2011, the Company had cash of approximately $4,964,000 and the Company expects the cash to fund its operations through March 31, 2012. The Company will need to raise substantial additional capital to complete its clinical trials, obtain marketing approvals and commercialize its products.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our Common Stock is significantly greater than the applicable exercise prices of the options and warrants.

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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2011, we issued a warrant for the purchase of 16,071 shares of Common Stock to Square 1 Bank. The warrant has a seven year term and is exercisable at $1.40 per share. The issuance of this warrant was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of this warrant.

On June 27, 2011, we issued 65,000 shares of Common Stock to CorProminence, LLC. The issuance of these shares was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of these shares.

On August 5, 2011, we issued 150,000 shares of Common Stock to Crystal Research Associates, LLC. The issuance of these shares was effected without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of these shares.

Item 5.	Other Information.

During the quarter ended June 30, 2011, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our Amendment to Annual Report on Form 10-K/A, filed on April 29, 2011.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: August 10, 2011	By:	/s/ Frank M. Reynolds
Name: Frank M. Reynolds
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amendment One to the License Agreement, dated May 12, 2011, by and between Children’s Medical Center Corporation and InVivo Therapeutics Corporation (incorporated by reference from Exhibit 10.22 to the Company’s Amendment No. 4 to Form S-1 Registration Statement (File No. 333-171998)).

10.2	Amendment No. 1 to the InVivo Therapeutics Holdings Corp. 2010 Equity Incentive Plan (incorporated by reference from Appendix IV to the Company’s Definitive Proxy Statement filed July 19, 2011).

31.1/31.2	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document