Form 10-Q
period 2011-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2011-11-14
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

As of November 14, 2011, 52,038,062 shares of the registrant’s Common Stock $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly report on Form 10-Q for the period ended September 30, 2011

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Balance Sheets

	As of
	September 30, 2011	December 31, 2010
	Unaudited
ASSETS:

Current assets:
Cash and cash equivalents	$3,686,929	$8,964,194
Restricted cash	155,000	—
Prepaid expenses	119,523	81,166

Total current assets	3,961,452	9,045,360

Property and equipment, net	520,992	280,181
Other assets	121,764	53,639

Total assets	$4,604,208	$9,379,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$553,807	$336,945
Loan payable-current portion	41,666	—
Capital lease payable-current portion	32,906	—
Derivative warrant liability	4,087,355	10,647,190
Accrued expenses	359,081	247,547

Total current liabilities	5,074,815	11,231,682

Loan payable-less current portion	76,391	—
Capital lease payable-less current portion	43,281	—

Total liabilities	5,194,487	11,231,682

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.00001 par value, authorized 200,000,000 and 100,000,000 shares at September 30, 2011 and December 31, 2010, respectively; issued and outstanding 52,005,902 and 51,647,171 shares at September 30, 2011 and December 31, 2010, respectively.	520	516
Additional paid-in capital	12,079,127	11,235,829
Deficit accumulated during the development stage	(12,669,926)	(13,088,847)

Total stockholders’ deficit	(590,279)	(1,852,502)

Total liabilities and stockholders’ deficit	$4,604,208	$9,379,180

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Operations

(Unaudited)

					Period from November 28, 2005 (inception) to September 30, 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating expenses:
Research and development	$1,016,865	$324,626	$3,045,426	$950,059	$7,826,413
General and administrative	1,196,455	424,050	3,095,877	974,942	6,791,542

Total operating expenses	2,213,320	748,676	6,141,303	1,925,001	14,617,955

Operating loss	(2,213,320)	(748,676)	(6,141,303)	(1,925,001)	(14,617,955)

Other income (expense):
Other income	—	—	—	—	383,000
Interest income	4,778	47	7,539	267	18,829
Interest expense	—	(36,931)	(7,150)	(285,259)	(1,060,805)
Derivatives gain (loss)	5,275,591	(51,195)	6,559,835	(51,195)	2,607,253

Other income (expense), net	5,280,369	(88,079)	6,560,224	(336,187)	1,948,277

Net income (loss)	$3,067,049	$(836,755)	$418,921	$(2,261,188)	$(12,669,678)

Net income (loss) per share, basic	$0.06	$(0.03)	$0.01	$(0.08)	$(0.43)

Net income (loss) per share, diluted	$0.06	$(0.03)	$0.01	$(0.08)	$(0.43)

Weighted average number of common shares outstanding, basic	51,889,111	31,147,190	51,743,138	29,378,512	29,782,271

Weighted average number of common shares outstanding, diluted	54,269,856	31,147,190	54,198,981	29,378,512	29,782,271

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from November 28, 2005 (inception) to September 30,
	Nine Months Ended September 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$418,921	$(2,261,188)	$(12,669,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	101,599	36,136	194,564
Non-cash derivatives (gain) loss	(6,559,835)	51,195	(2,607,253)
Non-cash interest expense	—	236,286	962,834
Common stock issued for services	200,676	—	200,676
Share-based compensation expense	622,141	364,128	1,500,981
Changes in operating assets and liabilities:
Restricted cash	(155,000)	—	(155,000)
Prepaid expenses	(28,306)	(40,117)	(109,472)
Other assets	(75,000)	—	(150,000)
Accounts payable	216,862	58,333	553,807
Accrued interest payable	—	13,968	(15,256)
Accrued expenses	111,534	(207,807)	359,081

Net cash used in operating activities	(5,146,408)	(1,749,066)	(11,934,716)

Cash flows from investing activities:
Purchases of property and equipment	(241,995)	(24,610)	(593,780)

Net cash used in investing activities	(241,995)	(24,610)	(593,780)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	700,000	4,181,000
Proceeds from convertible bridge notes	—	—	500,000
(Repayment of) proceeds from loans payable	118,057	(90,985)	118,057
Principal payments on capital lease obligation	(17,353)	—	(17,353)
Proceeds from issuance of common stock and warrants	10,434	1,000,000	11,433,721

Net cash provided by financing activities	111,138	1,609,015	16,215,425

(Decrease) Increase in cash and cash equivalents	(5,277,265)	(164,661)	3,686,929

Cash and cash equivalents at beginning of period	8,964,194	226,667	—

Cash and cash equivalents at end of period	3,686,929	$62,006	$3,686,929

(continued)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows (Concluded)

(Unaudited)

			Period from November 28, 2005 (inception) to September 30,
	Nine Months Ended September 30,
	2011	2010	2011

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$5,077	$29,586	$97,517

Conversion of convertible notes payable and accrued interest into common stock	$—	$3,323,128	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$504,597

Asset acquired through capital lease obligation	$93,540	$—	$93,540

Beneficial conversion feature on convertible and bridge notes payable	$—	$134,410	$134,410

Fair value of warrants issued with bridge notes payable	$—	$178,726	$178,726

Fair value of warrants issued in connection with loan agreement	$10,051	$—	$10,051

Issuance of founders shares	$—	$—	$248

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended September 30, 2011 (Unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, as amended, as filed with the United States Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2011 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

2.	CASH AND CASH EQUIVALENTS

As of September 30, 2011, the Company held approximately $3,700,000 in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit on the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. The Company’s cash equivalents are in money market funds and certificates of deposit. The cash and cash equivalents in interest-bearing accounts and non-interest bearing accounts ineligible under the program amounted to approximately $3,370,000 as of September 30, 2011. Restricted cash represents a $105,000 security deposit related to the Company’s credit card account and a $50,000 minimum balance in a checking account that is required as part of a loan agreement.

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

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Derivative warrant liability	$—	$4,087,355	—	$4,087,355

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Derivative warrant liability	$—	$10,647,190	—	$10,647,190

4.	COMMITMENTS

Operating Lease Commitment

The Company leases approximately 1,200 square feet of laboratory and office space in Medford, Massachusetts under a lease expiring November 14, 2012. Future minimum lease payments under this operating lease are approximately as follows:

Amount

For the years ending December 31,
2011	$11,976
2012	43,139

Total	$55,115

The Company’s rent expense under this lease was approximately $12,000 and $39,000 for the three and nine months ended September 30, 2011. Total rent expense in these periods was approximately $88,000 and $267,000, respectively.

Other Commitments

In February 2011, the Company entered into an agreement with a contract research organization to perform non-human clinical trials. The agreement requires total payments of $850,000 of which $425,000 was paid upon execution of the contract. The remaining $425,000 is expected to be paid in the fourth quarter of 2011.

Registration Payment Arrangements

In connection with the Merger (see Note 1), the Company completed a private placement of 13,000,000 Units of its securities. The Company entered into a Registration Rights Agreement with the private placement investors, whereby the Company agreed to register common stock as defined in the agreement. The Company was required to file within 90 days of the date of the final closing (the “Filing Deadline”), a registration statement registering for resale all shares of Common Stock issued in the private placement, including Common Stock (i) included in the Units; and (ii) issuable upon exercise of the Investor Warrants. On July 29, 2011, the SEC declared that the Company’s Registration Statement was effective. The Company has an on-going responsibility to maintain the effectiveness of the Registration Statement until the earlier of: (i) one year from the date of effectiveness or, (ii) when Rule 144 of the Securities Act is available to the private placement investors.

5.	CAPITAL LEASE OBLIGATION

In February 2011, the Company entered into a capital lease agreement under which the Company leased certain laboratory equipment. Capital lease obligation consisted of the following:

September 30, 2011
Capital lease payable	$76,187
Less: current portion	(32,906)

$43,281

The total value of the laboratory equipment acquired under this capital lease agreement was $124,151. The capital lease is payable in monthly installments of $2,812 payable over thirty six months with the final payment due in January 2014. For the three and nine months ended September 30, 2011, interest expense recorded on the capital lease was $949 and $2,973, respectively. For the three and nine months ended September 30, 2011, depreciation expense was $6,208 and $16,553, respectively.

6.	LOAN PAYABLE

In June 2011, the Company entered into a loan agreement with a bank. The loan agreement provides the Company with a $1,000,000 line of credit for the purchase of capital equipment. The line is available to the Company until December 31, 2011. The annual interest rate is the greater of 6.75% or 3.50% above the Prime Rate. Borrowings are repayable in equal monthly installments over a thirty six month period. The Company was assessed a $7,500 commitment fee and issued the bank a warrant for the purchase of 16,071 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.40 per share. The fair value of the warrant was determined to be approximately $10,000 and was recorded as a deferred financing cost that will be amortized to interest expense over a three year period commencing from the date of the first draw from the equipment line of credit. Amortization of the deferred financing costs in the three and nine months ended September 30, 2011 was $2,073. As of September 30, 2011, there was a total of $125,000 advanced on the equipment line of credit. The equipment line of credit is secured by substantially all the assets of the Company excluding intellectual property. In accordance with the agreement, the Company is required to maintain its primary banking and investments accounts with the commercial bank and a deposit of not less than $50,000 at the bank. The loan payable at September 30, 2011 consisted of the following:

September 30, 2011

Equipment Loan	$118,057
Less: current portion	(41,666)

$76,391

Interest expense related to the loan payable in the three and nine months ended September 30, 2011 was $1,433.

7.	COMMON STOCK

The Company has authorized 200,000,000 shares of Common Stock, $0.00001 par value per share, of which 52,005,902 shares and 51,647,171 shares were issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.

In February 2011, the Company issued 27,541 shares of Common Stock upon the exercise of stock options and received cash proceeds of $1,999.

In June 2011, the Company issued 65,000 unregistered shares with a fair value of approximately $55,000 to an investor relations firm in exchange for services provided.

In August 2011, the Company issued 150,000 unregistered shares with a fair value of approximately $142,500 to a firm providing investor relations services.

On August 5, 2011, Company issued 116,190 shares of Common Stock upon the exercise of stock options and received cash proceeds of $8,435.

8.	DERIVATIVE INSTRUMENTS

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.

At September 30, 2011 and December 31, 2010, the Company had outstanding warrants to purchase 18,800,000 shares of its Common Stock which are considered to be derivative instruments since the agreements contain provisions that include anti-dilution protection and, under certain conditions, grant the right to the holder to request the Company to repurchase the warrant. The Company uses the Black-Scholes option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at September 30, 2011 and December 31, 2010 were $4,087,355 and $10,647,190, respectively. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a derivatives gain or loss. The warrant derivative gain for the three and nine months ended September 30, 2011 was $5,275,590 and $6,559,834, respectively, and was included in other income (expense) in the consolidated statement of operations. The warrant derivative loss for the three and nine months ended September 30, 2010 was $51,195.

The assumptions used principally in determining the fair value of warrants were as follows:

As of September 30, 2011
Risk free interest rate	.96%
Expected dividend yield	0%
Contractual term	3.9-4.2 years
Expected volatility	67%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period.

The table below presents the changes in derivative warrant liability during the nine months ended September 30, 2011:

Nine Months Period Ended September 30, 2011
Balance as of December 31, 2010	$10,647,190

Change in fair value of warrants with anti-dilution provisions	(6,559,835)

Balance as of September 30, 2011	$4,087,355

9.	STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2011, there were options to purchase an aggregate of 4,379,005 shares of Common Stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan, (the “2010 Plan”). The Company’s shareholders approved the 2010 Plan, as amended, on August 3, 2011. The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. As of September 30, 2011, the number of shares authorized for issuance under the 2010 Plan was 3,500,000 shares. As of September 30, 2011, there were options to purchase an aggregate of 940,000 shares of Common Stock outstanding under the 2010 Plan and 2,560,000 shares available for future grants under the 2010 Plan. Options issued under the 2007 Plan and the 2010 Plan (collectively the “Plans”) are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For stock options issued and outstanding for the three and nine months ended September 30, 2011, the Company recorded non-cash, stock-based compensation expense of $111,799 and $622,141, respectively, net of forfeitures.

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

The assumptions used principally in determining the fair value of options granted to employees were as follows:

As of September 30, 2011

Risk-free interest rate	1.89%
Expected dividend yield	0%
Expected term (employee grants)	6.21 years
Expected volatility	67%

A summary of option activity under the Plans and options granted to officers of the Company outside any plan as of September 30, 2011 and changes during the nine months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2010	6,195,557	$0.59

Granted	580,000	$1.08
Forfeited	(1,392,821)	$0.93
Exercised	(143,731)	$0.07

Outstanding at September 30, 2011	5,239,005	$0.57	7.48	$1,609,324

Exercisable at September 30, 2011	2,808,842	$0.27	6.47	$1,404,070

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2011 was $0.54 per share. The total fair value of options that vested in the nine months ended September 30, 2011 was $1,404,070. As of September 30, 2011, there was approximately $933,637 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.84 years at September 30, 2011.

In September 2011, the Company granted 80,000 shares of Common Stock under the 2010 Plan to a consultant as a restricted stock award with 30,000 shares vesting upon FDA clearance of an Investigational Device Exemption to permit the commencement of a human clinical trial and 50,000 shares vesting upon FDA approval of the Company’s biopolymer scaffolding device to treat spinal cord injuries. The Company determined upon grant that the vesting of the 30,000 shares is probable and the fair value of these shares at $23,400 is being amortized over an eight month period from September 2011 through April 2012. The Company has determined that vesting of the 50,000 shares is not probable at this time. For the three and nine months ended September 30, 2011, the Company amortized $2,925 of stock compensation expense.

In September 2011, the Company entered into an employment agreement for a Chief Science Officer. The agreement requires the Company to issue 775,000 stock options at an exercise price equal to the closing price of the common stock on the date of grant upon commencement of employment which is anticipated to be December 2011. These options will have a vesting period of four years.

10.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at September 30, 2011:

Year Issued	Classification	Number of Warrants	Exercise Price	Date of Expiration
2010	Derivative	15,600,000	$1.40	10/26/2015-12/3/2015
2010	Derivative	3,200,000	1.00	9/26/2015-12/3/2015
2011	Equity	16,071	1.40	6/17/2018

Total		18,816,071

Weighted average exercise price			$1.33

Weighted average life in years				4.0

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of three months ended September 30, 2011 and 2010

Research and Development Expenses

Research and development expenses consist primarily of payments to contract research and development companies and payroll. Research and development expenses increased by $692,000 to approximately $1,017,000 for the three months ended September 30, 2011 from approximately $325,000 for the three months ended September 30, 2010. The increase in expenses is primarily attributable to the hiring of additional personnel and an increase in costs of pre-clinical studies.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services. General and administrative expenses increased by $773,000 to approximately $1,197,000 for the three months ended September 30, 2011 from approximately $424,000 for the three months ended September 30, 2010. The increase in expenses is primarily attributable to an increase in costs associated with operating as a public company and increases in rent, salary and benefit costs.

Interest expense

Interest expense decreased by $37,000 to zero for the three months ended September 30, 2011 from approximately $37,000 for the three months ended September 30, 2010. The decrease in interest expense is due to the conversion into common stock of the remaining balance of the convertible notes payable as of September 30, 2010.

Derivatives Gain (Loss)

Derivatives gain (loss) was approximately $5,276,000 and ($51,000) for the three months ended September 30, 2011 and 2010, respectively, and reflects primarily the decrease in the fair value of the underlying common stock during the period.

Comparison of nine months ended September 30, 2011 and 2010

Research and Development Expenses

Research and development expenses increased by $2,095,000 to $3,045,000 for the nine months ended September 30, 2011 from approximately $950,000 for the nine months ended September 30, 2010. The increase in expenses is primarily attributable to the hiring of additional personnel and an increase in costs of pre-clinical studies.

General and Administrative Expenses

General and administrative expenses increased by $2,121,000 to approximately $3,096,000 for the nine months ended September 30, 2011 from approximately $975,000 for the nine months ended September 30, 2010. The increase in expenses is primarily attributable to an increase in costs associated with operating as a public company and increases in rent, salary and benefit costs.

Interest expense

Interest expense decreased by $278,000 to approximately $7,000 for the nine months ended September 30, 2011 from approximately $285,000 for the nine months ended September 30, 2010. The decrease in interest expense is due to the conversion into common stock of the remaining balance of the convertible notes payable as of September 30, 2010.

Derivatives Gain (Loss)

Derivatives gain (loss) was approximately $6,560,000 and ($51,000) for the nine months ended September 30, 2011 and 2010, respectively, and reflects primarily the decrease in the fair value of underlying common stock during the period.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company has experienced negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At September 30, 2011, the accumulated deficit was approximately $12,670,000 and the stockholders’ deficit was approximately $590,000.

At September 30, 2011, we had total current assets of approximately $3,961,000 and current liabilities of approximately $5,075,000 resulting in a working capital deficit of approximately $1,114,000. At September 30, 2011, the Company had total assets of approximately $4,604,000 and total liabilities of approximately $5,194,000, resulting in a stockholders’ deficit of $590,000.

Net cash used by operating activities for the nine months ended September 30, 2011 was approximately $5,146,000. The Company spent approximately $242,000 for the nine months ended September 30, 2011 on the purchase of equipment. The Company spent $17,000 on principal payments to repay a capital lease. Proceeds from a loan payable provided $118,000. The Company generated approximately $10,000 from issuance of Common Stock.

At September 30, 2011, the Company had cash of approximately $3,687,000 and the Company expects the cash to fund its operations through March 31, 2012. The Company will need to raise substantial additional capital to complete its clinical trials, obtain marketing approvals and commercialize its products.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive significant proceeds from the exercise of these instruments unless and until the trading price of our Common Stock is significantly greater than the applicable exercise prices of the options and warrants.

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

PART II – OTHER INFORMATION

Item 5.	Other Information.

During the quarter ended September 30, 2011, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: November 14, 2011	By:	/s/ Frank M. Reynolds
Name: Frank M. Reynolds
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation of InVivo Therapeutics Holdings Corp., as amended.

10.1	Employment Offer Letter from the Company to Dr. Edward D. Wirth III, dated September 24, 2011 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 14, 2011).

31.1/31.2	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document