Form 10-Q
period 2012-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2012-05-14
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

(617) 475-1520

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

As of May 8, 2012, 63,964,435 shares of the registrant’s Common Stock. $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly report on Form 10-Q for the period ended March 31, 2012

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Balance Sheets

	As of
	March 31, 2012	December 31, 2011
	Unaudited
ASSETS:

Current assets:
Cash and cash equivalents	$19,605,096	$4,363,712
Restricted cash	862,908	547,883
Prepaid expenses	276,263	104,022

Total current assets	20,744,267	5,015,617

Property and equipment, net	523,702	520,482
Other assets	161,764	166,139

Total assets	$21,429,733	$5,702,238

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
Accounts payable	$535,679	$567,195
Loan payable-current portion	50,578	50,578
Capital lease payable-current portion	31,291	30,724
Derivative warrant liability	29,000,940	35,473,230
Accrued expenses	170,078	618,369

Total current liabilities	29,788,566	36,740,096

Loan payable-less current portion	71,149	83,794
Capital lease payable-less current portion	27,421	38,042

Total liabilities	29,887,136	36,861,932

Commitments

Stockholders' deficit:
Common stock, $0.00001 par value, authorized 200,000,000 shares at March 31, 2012 and December 31, 2011; issued and outstanding 63,928,372 and 53,760,471 shares at March 31, 2012 and December 31, 2011, respectively.	639	538
Additional paid-in capital	36,209,148	16,656,830
Deficit accumulated during the development stage	(44,667,190)	(47,817,062)

Total stockholders' deficit	(8,457,403)	(31,159,694)

Total liabilities and stockholders' deficit	$21,429,733	$5,702,238

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		November 28, 2005 (inception) to March 31, 2012
	2012	2011
Operating expenses:
Research and development	$940,553	$636,323	$9,824,387
General and administrative	1,520,212	764,319	9,771,749

Total operating expenses	2,460,765	1,400,642	19,596,136

Operating loss	(2,460,765)	(1,400,642)	(19,596,136)

Other income (expense):
Other income	—	—	383,000
Interest income	2,437	2,818	22,486
Interest expense	(5,006)	(1,513)	(1,071,337)
Derivatives gain (loss)	5,613,206	121,347	(24,404,955)

Other income (expense), net	5,610,637	122,652	(25,070,806)

Net income (loss)	$3,149,872	$(1,277,990)	$(44,666,942)

Net income (loss) per share, basic	$0.05	$(0.02)	$(1.40)

Net income (loss) per share, diluted	$0.05	$(0.02)	$(1.40)

Weighted average number of common shares outstanding, basic	58,004,471	51,660,942	31,831,475

Weighted average number of common shares outstanding, diluted	69,008,549	51,660,942	31,831,475

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (inception) to March 31,
	2012	2011	20 12
Cash flows from operating activities:
Net income (loss)	$3,149,872	$(1,277,990)	$(44,666,942)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	42,570	27,979	280,197
Non-cash derivatives (gain) loss	(5,613,206)	(121,347)	24,404,955
Non-cash interest expense	—	—	962,834
Common stock issued to 401(k) plan	—	—	41,662
Common stock issued for services	(11,700)	—	197,751
Share-based compensation expense	237,542	107,319	2,037,894
Changes in operating assets and liabilities:			—
Restricted cash	(315,025)	(105,000)	(862,908)
Prepaid expenses	(172,241)	(380,823)	(266,212)
Other assets	—	—	(200,000)
Accounts payable	(31,516)	(42,909)	535,679
Accrued interest payable	—	—	(15,256)
Accrued expenses	(448,291)	(150,522)	170,078

Net cash used in operating activities	(3,161,995)	(1,943,293)	(17,380,268)

Cash flows from investing activities:
Purchases of property and equipment	(41,415)	(153,574)	(672,123)

Net cash used in investing activities	(41,415)	(153,574)	(672,123)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,181,000
Proceeds from convertible bridge notes	—	—	500,000
Principle payments on capital lease obligation	(10,054)	(5,208)	(34,828)
(Repayment of) proceeds from loans payable	(12,645)	—	121,727
Proceeds from issuance of common stock and warrants, net	18,467,493	1,999	32,889,588

Net cash provided by (used in) financing activities	18,444,794	(3,209)	37,657,487

Increase (decrease) in cash and cash equivalents	15,241,384	(2,100,076)	19,605,096
Cash and cash equivalents at beginning of period	4,363,712	8,964,194	—

Cash and cash equivalents at end of period	$19,605,096	$6,864,118	$19,605,096

(continued)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows (Concluded)

(Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (inception) to March 31,
	2012	2011	2012
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$3,415	$416	$109,462

Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$504,597

Asset acquired through capital lease obligation	$—	$93,540	$93,540

Beneficial conversion feature on convertible and bridge notes payable	$—	$—	$134,410

Fair value of warrants issued with bridge notes payable	$—	$—	$178,726

Fair value of warrants issued in connection with loan agreement	$—	$—	$10,051

Issuance of founders shares	$—	$—	$248

Reclassification of derivative warrant liability to additional paid-in capital	$859,084	$—	$2,098,623

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended March 31, 2012 (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

InVivo Therapeutics Corporation (“InVivo”) was incorporated on November 28, 2005 under the laws of the State of Delaware. InVivo is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries and peripheral nerve injuries. In spinal cord injuries, the biopolymer devices are designed to protect the damaged spinal cord from further secondary injury and promote neuroplasticity, a process where functional recovery can occur through the rerouting of signaling pathways to the spared healthy tissue.

Since its inception, InVivo has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, InVivo is considered to be in the development stage.

Reverse Merger

On October 26, 2010, InVivo completed a reverse merger transaction (the “Merger”) with InVivo Therapeutics Holdings Corporation (formerly Design Source, Inc.) (“ITHC”), a publicly traded company incorporated under the laws of the State of Nevada. InVivo became a wholly owned subsidiary of ITHC, which continues to operate the business of InVivo. As part of the Merger, ITHC issued 31,147,190 shares of its Common Stock to the holders of InVivo common stock on October 26, 2011in exchange for the 2,261,862 outstanding common shares of InVivo and also issued 500,000 shares to its legal counsel in consideration for legal services provided. All share and per share amounts presented in these consolidated financial statements have been retroactively restated to reflect the 13.7706 exchange ratio of InVivo shares for ITHC shares in the Merger. Immediately prior to the Merger, ITHC had 6,999,981 shares of Common Stock outstanding.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2011included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2012. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2012 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

2.	CASH AND CASH EQUIVALENTS

As of March 31, 2012, the Company held $19.6 million in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program through December 31, 2012. Under the program, there is no limit on the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. The Company’s cash equivalents are in money market funds and certificates of deposit. Cash and cash equivalents consist of the following:

	March 31, 2012	December 31, 2011
Cash on hand	$233,839	$133,035
Money market fund	2,371,257	4,230,677
Certificates of deposit:
Maturing in April 2012	7,000,000	—
Maturing in June 2012	5,000,000	—
Maturing in September 2012	5,000,000	—

	17,000,000	—

Total cash and cash equivalents	$19,605,096	$4,363,712

3.	RESTRICTED CASH

Restricted cash of $863,000 represents $420,000 of security deposits related to the Company’s credit card accounts, a $50,000 minimum balance in a checking account that is required as part of a loan agreement, and a $393,000 cash account securing a standby letter of credit in favor of a landlord (see Note 5). This letter of credit expires December 22, 2012 and may be extended through July 31, 2023.

4.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$29,000,940	$—	$29,000,940

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$35,473,230	$—	$35,473,230

5.	COMMITMENTS

Operating Lease Commitment

The Company leases approximately 1,597 square feet of laboratory and office space in Medford, Massachusetts at a monthly cost of $5,476 under a lease expiring on November 15, 2012.

On November 29, 2011, the Company entered into a commercial lease for 20,917 square feet of office, laboratory and manufacturing space in Cambridge, MA. The term of this lease is six years and three months, with one five-year extension option.

The terms of this lease required a standby letter of credit in the amount of $392,883 secured by a deposit with a commercial bank (see Note 3). Pursuant to the terms of the non-cancelable lease agreements in effect at March 31, 2012, future minimum rent commitments are as follows:

Year Ended December 31,
2012	$421,826
2013	929,935
2014	950,852
2015	971,737
2016	992,648
Thereafter	1,825,008

Total	$6,092,006

Total rent expense for the three months ended March 31, 2012 and 2011, including month-to-month leases, was $101,236 and $81,000, respectively.

Other Commitments

In January 2012, the Company entered into a research contract with the Geisenger Health System under which the Company is obligated to pay Geisenger $150,000 for a pre-clinical study that will evaluate the Company’s hydrogel for the treatment of peripheral nerve injuries. During the first quarter of 2012, the Company made an up-front payment of $60,000 for this study and expensed $10,000 of this to Research and Development.

6.	CAPITAL LEASE PAYABLE

In February 2011, the Company entered into a capital lease agreement under which the Company leased certain laboratory equipment. Capital lease obligations consisted of the following:

	March 31, 2012	December 31, 2011
Capital lease payable	$58,712	$68,766
Less:current portion	(31,291)	(30,724)

	$27,421	$38,042

The total value of the laboratory equipment acquired under this capital lease agreement was $124,151 including a down payment of approximately $31,000. The capital lease is payable in monthly installments of $2,812 payable over thirty six months with the final payment due in January 2014. For the three months ended March 31, 2012 and 2011, interest expense recorded on the capital lease was $1,192 and $843, respectively. Depreciation expense for the three months ended March 31, 2012 and 2011 was $6,207 and $4,138, respectively, and the net book value at March 31, 2012 amounted to $95,182.

7.	LOAN PAYABLE

In June 2011, the Company entered into a loan agreement with a bank. The loan agreement provides the Company with a $1,000,000 line of credit for the purchase of capital equipment. The line is available to the Company until December 31, 2012. The annual interest rate is the greater of 6.75% or 3.50% above the Prime Rate. Borrowings are repayable in equal monthly installments over a thirty six month period. The Company was assessed commitment fees totaling $10,000 and issued the bank a warrant for the purchase of 16,071 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.40 per share. The fair value of the warrant was determined to be approximately $10,000 and was recorded as a deferred financing cost that will be amortized to interest expense over a three year period commencing from the date of the first draw from the equipment line of credit. Amortization of the deferred financing costs for the three months ended March 31, 2012 was $2,073 and is included in interest expense. As of March 31, 2012, advances under the equipment line of credit totaled $121,727. The equipment line of credit is secured by substantially all the assets of the Company excluding intellectual property. In accordance with the agreement, the Company is required to maintain its primary banking and investments accounts with the commercial bank and a deposit of not less than $50,000 at the bank. Loan payable consisted of the following:

	March 31, 2012	December 31, 2011
Equipment Loan	$121,727	$134,372
Less:current portion	(50,578)	(50,578)

	$71,149	$83,794

Interest expense related to the loan payable in the three months ended March 31, 2012 was $2,239. Principal payments due for the remaining nine months of the year ending December 31, 2012 total $37,933 and for the years ending December 31, 2013 and 2014 are $50,578 and $33,216, respectively.

8.	COMMON STOCK

The Company has authorized 200,000,000 shares of Common Stock, $0.00001 par value per share, of which 63,928,372, shares were issued and outstanding as of March 31, 2012 and 53,760,471 shares were issued and outstanding as of December 31, 2011.

In February 2012, the Company completed a public offering of Common Stock and issued 9,523,810 shares of Common Stock at a purchase price of $2.10 per common share. The offering raised gross proceeds of $20 million and the Company received net proceeds of $18,155,000, after deducting underwriter discounts and offering expenses.

During the first quarter of 2012, the Company issued 281,691 shares of Common Stock upon the exercise of stock options and received cash proceeds of approximately $20,500.

During the first quarter of 2012, the Company issued 362,400 shares of common stock upon the exercise of warrants, including warrants to purchase 266,123 shares of Common Stock exercised through cashless exercise provisions and warrants to purchase 220,000 shares of Common Stock exercised for cash, providing cash proceeds of $292,000.

9.	DERIVATIVE INSTRUMENTS

Certain warrants issued to the investors in the fourth quarter of 2010 have provisions that include anti-dilution protection and, under certain conditions, grant the right to the holder to request the Company to repurchase the warrant. Accordingly, these warrants are accounted for as a derivative liability on the consolidated balance sheet and measured at fair value. The Company uses the Black-Scholes option pricing model and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at March 31, 2012 and December 31, 2011 was $29,000,940 and $35,472,230, respectively, and are included as a derivative warrant liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a derivatives gain or loss. The warrant derivative gains or losses are non-cash items and for the three months ended March 31, 2012 and 2011 gains of $5,613,206 and $121,347, respectively, were included in other income in the consolidated statement of operations.

The assumptions used principally in determining the fair value of warrants were as follows:

As of March 31, 2012
Risk-free interest rate	0.61%-0.67%
Expected dividend yield	0%
Expected term	3.42-3.68 years
Expected volatility	74.2%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period. The table below presents the changes in derivative warrant liability for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Balance at December 31,	$35,473,230	$10,647,190
Decrease in the fair value of the warrants	(5,613,206)	(121,347)
Reduction in derivative liability due to exercise of warrants	(859,084)	—

Balance at March 31,	$29,000,940	$10,525,843

10.	STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2012, there were options to purchase an aggregate of 4,097,312 shares of Common Stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan, (the “2010 Plan”). The Company’s shareholders approved the 2010 Plan, as amended, on August 3, 2011. The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. As of March 31, 2012, the number of shares authorized for issuance under the 2010 Plan was 3,500,000 shares. As of March 31, 2012, there were options to purchase an aggregate of 3,434,890 shares of Common Stock outstanding under the 2010 Plan and 65,110 shares available for future grants under the 2010 Plan. Options issued under the 2007 Plan and the 2010 Plan (collectively the “Plans”) are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For stock options issued and outstanding for the three months ended March 31, 2012 and 2011, the Company recorded non-cash, stock-based compensation expense of $237,542 and $107,319, respectively, net of forfeitures.

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

The assumptions used principally in determining the fair value of options granted to employees were as follows:

March 31, 2012
Risk-free interest rate	1.07%-1.33%
Expected dividend yield	0%
Expected term (employee grants)	6.09
Expected volatility	73%

A summary of option activity under the Plans and options granted to officers of the Company outside any plan as of March 31, 2012 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,302,893	$0.76
Granted	1,521,000	$2.59
Forfeited	(10,000)	$0.85
Exercised	(281,691)	$0.07

Outstanding at March 31, 2012	7,532,202	$1.16	7.97	$10,168,671

Vested at March 31, 2012	3,250,485	$0.45	6.40	$6,598,517

The weighted average grant-date fair value of options granted during three months ended March 31, 2012 was $1.66 per share. The total fair value of options that vested in the three months ended March 31, 2012 was $149,597. As of March 31, 2012, there was approximately $4,018,768 of total unrecognized compensation expense, related to non-vested share-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.31 years at March 31, 2012.

In September 2011, the Company granted 80,000 shares of Common Stock under the 2010 Plan to a consultant as a restricted stock award with 30,000 shares vesting upon FDA clearance of an Investigational Device Exemption to permit the commencement of a human clinical trial and 50,000 shares vesting upon FDA approval of the Company’s biopolymer scaffolding device to treat spinal cord injuries. The Company had previously determined that the vesting of the 30,000 shares was probable and the fair value of these shares at $23,400 was being amortized over an eight month period from September 2011 through April 2012. In March of 2012, the contract with the consultant was terminated and the consultant had no vested right to the restricted stock, so accordingly, the $11,700 of expense previously recorded was reversed.

11.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at March 31, 2012:

Year Issued	Classification	Number of Warrants	Exercise Price	Date of Expiration
2010	Derivative	14,660,558	$1.40	10/26/2015-12/3/2015
2010	Derivative	2,900,086	$1.00	9/26/2015-12/3/2015
2011	Equity	16,071	$1.40	6/17/2018
2011	Equity	343,137	$3.06	12/21/2016

Total		17,919,852

Weighted average exercise price			$1.42

Weighted average life in years				3.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included in this report and with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”). The management’s discussion and analysis contains forward-looking statements of our plans, objectives, expectations and intentions that involve risks and uncertainties, including those we detailed under “Risk Factors” in Item 1A of our 2011 Annual Report. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Overview

The Company is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries and peripheral nerve injuries. For spinal cord injuries, the biopolymer devices are designed to protect the damaged spinal cord from further secondary injury and promote neuroplasticity, a process where functional recovery can occur through the rerouting of signaling pathways to the spared healthy tissue.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from our 2011Annual Report.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Research and Development Expenses

Research and development expenses consist primarily of payments to contract research and development companies and payroll. Research and development expenses increased by approximately $305,000 to approximately $941,000 for the three months ended March 31, 2012 from approximately $636,000 for the three months ended March 31, 2011. The increase in expenses is primarily attributable to increased compensation costs of approximately $200,000 due to the hiring of additional personnel and an increase in travel costs of $44,000.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services. General and administrative expenses increased by approximately $756,000 to approximately $1,520,000 for the three months ended March 31, 2012 from approximately $764,000 for the three months ended March 31, 2011. The increase in expenses is primarily attributable to increases in compensation costs of $141,000 due to additional staffing and raises, increase of $88,000 in legal costs, increase of $110,000 in investor relations costs, increase of $168,000 in travel and conference meeting costs and an increase in stock compensation costs of $130,000.

Interest expense

Interest expense increased by $3,000 to approximately $5,000 for the three months ended March 31, 2012 from approximately $2,000 for the three months ended March 31, 2011. The increase in interest expense is due to an increase in borrowing under the loan payable.

Derivatives Gain (Loss)

Derivatives gain increased by $5,492,000 to $5,613,000 for the three months ended March 31, 2012 from $121,000 for the three months ended March 31, 2011. The increase in this non-cash gain for the three months ended March 31, 2012 reflects the decrease in the fair value of derivative warrant liability from $35,473,000 at December 31, 2011 to $29,001,000 at March 31, 2012 due primarily to the decrease in the fair value of the underlying Common Stock.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company has experienced negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At March 31, 2012, the accumulated deficit was approximately $44,667,000 and the stockholders’ deficit was approximately $8,457,000.

At March 31, 2012, we had total current assets of approximately $20,744,000 and current liabilities of approximately $29,789,000 resulting in a working capital deficit of approximately $9,045,000. At March 31, 2012, the Company had total assets of approximately $21,430,000 and total liabilities of approximately $29,887,000, resulting in a stockholders’ deficit of $8,457,000.

Net cash used by operating activities for the three months ended March 31, 2012 was approximately $3,162,000. The net operating loss used $2,461,000, an increase in restricted cash used $315,000, an increase in prepaid expenses used $172,000 and a decrease in accrued expensed used $448,000. Significant commitments that will require the use of cash in operating activities in future periods include obligations under operating leases and note payable. Gross committed lease obligations were approximately $6,092,000, and capital leases and note payable was approximately $180,000 at March 31, 2012. Total commitments due for the remainder of fiscal 2012 are approximately $504,000.

Net cash provided by financing activities was $18,445,000 in the three months ended March 31, 2012, as a result of $18,155,000 of net proceeds from a public offering. In addition, the Company received $312,000 from the exercise of stock options and warrants and spent $23,000 on the repayment of a capital lease obligation and a loan payable.

At March 31, 2012, the Company had cash of approximately $19,605,000, which the Company expects to be sufficient to meet its operating and capital requirements through March 31, 2013. However, the Company will need to raise substantial additional capital in the future to complete clinical trials, obtain marketing approvals and commercialize its products, potentially through debt or equity financings. The sale of debt or equity securities may cause dilution to existing stockholders. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would materially adversely affect our results of operations.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we could be subject to claims arising in the ordinary course of business or be a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, our management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

  None.

Item 3.	Defaults Upon Senior Securities.

  None.

Item 4.	Mine Safety Disclosures.

  Not applicable.

Item 5.	Other Information.

  None.

Item 6.	Exhibits.

  The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 14, 2012	By:	/s/ Frank M. Reynolds
Name: Frank M. Reynolds
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Executive Employment Agreement by and between InVivo Therapeutics Holdings Corp. and Frank Reynolds, dated March 5, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 8, 2012).

10.2	InVivo Therapeutics Holdings Corp. Annual Cash Bonus Plan for Executive Officers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 8, 2012).

31.1/31.2	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.