Form 10-Q
period 2012-06-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2012-08-13
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-52089

InVivo Therapeutics Holdings Corp.

(Exact name of registrant as specified in its charter)

Nevada	36-4528166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Kendall Square Suite B14402 Cambridge, MA	02139
(Address of principal executive offices)	(Zip code)

(617) 863-5500

(Registrant’s telephone number, including area code)

One Broadway, 14th Floor

Cambridge, MA 02142

(Former Name, former address and former fiscal year, if changed since last report)

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

As of August 10, 2012, 64,807,847 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the period ended June 30, 2012

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

1. Legal Proceedings	17
1A. Risk Factors	17
2. Unregistered Sales of Equity Securities and Use of Proceeds	17
3. Defaults Upon Senior Securities	17
4. Mine Safety Disclosures	17
5. Other Information	17
6. Exhibits	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	Unaudited
ASSETS:

Current assets:
Cash and cash equivalents	$18,036,626	$4,363,712
Restricted cash	659,719	547,883
Prepaid expenses	462,828	104,022

Total current assets	19,159,173	5,015,617

Property and equipment, net	684,715	520,482
Other assets	157,389	166,139

Total assets	$20,001,277	$5,702,238

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$576,963	$567,195
Loan payable-current portion	106,911	50,578
Capital lease payable-current portion	34,292	30,724
Derivative warrant liability	23,527,882	35,473,230
Accrued expenses	289,862	618,369

Total current liabilities	24,535,910	36,740,096

Loan payable-less current portion	171,172	83,794
Capital lease payable-less current portion	19,326	38,042

Total liabilities	24,726,408	36,861,932

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.00001 par value, authorized 200,000,000 shares at June 30, 2012 and December 31, 2011; issued and outstanding 64,693,936 and 53,760,471 shares at June 30, 2012 and December 31, 2011, respectively.	647	538
Additional paid-in capital	37,740,580	16,656,830
Deficit accumulated during the development stage	(42,466,358)	(47,817,062)

Total stockholders’ deficit	(4,725,131)	(31,159,694)

Total liabilities and stockholders’ deficit	$20,001,277	$5,702,238

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Operations

(Unaudited)

					Period from
					November 28,
					2005
	Three Months Ended June 30,		Six Month Ended June 30,		(inception) to June 30,
	2012	2011	2012	2011	2012

Operating expenses:
Research and development	$1,307,395	$1,392,238	$2,247,948	$2,028,561	$11,131,782
General and administrative	1,447,668	1,135,103	2,967,880	1,899,422	11,219,417

Total operating expenses	2,755,063	2,527,341	5,215,828	3,927,983	22,351,199

Operating loss	(2,755,063)	(2,527,341)	(5,215,828)	(3,927,983)	(22,351,199)

Other income (expense):
Other income	—	—	—	—	383,000
Interest income	12,344	2,988	14,781	5,806	34,830
Interest expense	(10,687)	(8,682)	(15,693)	(10,195)	(1,082,024)
Derivatives gain (loss)	4,954,238	1,162,897	10,567,444	1,284,244	(19,450,717)

Other income (expense), net	4,955,895	1,157,203	10,566,532	1,279,855	(20,114,911)

Net income (loss)	$2,200,832	$(1,370,138)	$5,350,704	$(2,648,128)	$(42,466,110)

Net income (loss) per share, basic	$0.03	$(0.03)	$0.09	$(0.05)	$(1.28)

Net income (loss) per share, diluted	$0.03	$(0.03)	$0.07	$(0.05)	$(1.28)

Weighted average number of common shares outstanding, basic	64,105,886	51,676,855	61,055,069	51,668,942	33,052,153

Weighted average number of common shares outstanding, diluted	74,279,084	51,676,855	71,621,568	51,668,942	33,052,153

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from
			November 28,
			2005
	Six Months Ended		(inception) to
	June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities:
Net gain (loss)	$5,350,704	$(2,648,128)	$(42,466,110)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	96,808	62,618	334,435
Non-cash derivatives (gain) loss	(10,567,444)	(1,284,244)	19,450,717
Non-cash interest expense	—	—	962,834
Common stock issued to 401(k) plan	42,204	—	83,866
Common stock issued for services	24,750	55,250	234,201
Share-based compensation expense	767,955	510,342	2,568,307
Changes in operating assets and liabilities:
Restricted cash	(111,836)	(105,000)	(659,719)
Prepaid expenses	(358,806)	(160,030)	(452,777)
Other assets	—	(75,000)	(200,000)
Accounts payable	9,768	(113,049)	576,963
Accrued interest payable	—	—	(15,256)
Accrued expenses	(328,507)	(21,041)	289,862

Net cash used in operating activities	(5,074,404)	(3,778,282)	(19,292,677)

Cash flows from investing activities:
Purchases of property and equipment	(252,290)	(211,503)	(882,998)

Net cash used in investing activities	(252,290)	(211,503)	(882,998)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,181,000
Proceeds from convertible bridge notes	—	—	500,000
Principal payments on capital lease obligation	(15,148)	(12,461)	(39,922)
Proceeds from loans payable, net	143,711	—	278,083
Proceeds from issuance of common stock and warrants	18,871,045	1,999	33,293,140

Net cash provided (used in) by financing activities	18,999,608	(10,462)	38,212,301

Increase (decrease) in cash and cash equivalents	13,672,914	(4,000,247)	18,036,626

Cash and cash equivalents at beginning of period	4,363,712	8,964,194	—

Cash and cash equivalents at end of period	$18,036,626	$4,963,947	$18,036,626

(continued)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows (Concluded)

(Unaudited)

			Period from
			November 28,
			2005
	Six Months Ended,		(inception) to
	June 30,		June 30,
	2012	2011	2012

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$7,746	$10,195	$113,793

Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$504,597

Asset acquired through capital lease obligation	$—	$93,540	$93,540

Beneficial conversion feature on convertible and bridge notes payable	$—	$—	$134,410

Fair value of warrants issued with bridge notes payable	$—	$—	$178,727

Fair value of warrants issued in connection with loan agreement	$—	$10,051	$10,051

Issuance of founders shares	$—	$—	$248

Reclassification of derivative warrant liability to additional paid-in capital	$1,377,904	$—	$2,617,443

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended June 30, 2012 (Unaudited)

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

Reverse Merger

On October 26, 2010, InVivo completed a reverse merger transaction (the “Merger”) with InVivo Therapeutics Holdings Corporation (formerly Design Source, Inc.) (“ITHC”), a publicly traded company incorporated under the laws of the State of Nevada. InVivo became a wholly owned subsidiary of ITHC, which continues to operate the business of InVivo. As part of the Merger, ITHC issued 31,147,190 shares of its Common Stock to the holders of InVivo common stock on October 26, 2011 in exchange for the 2,261,862 outstanding common shares of InVivo and also issued 500,000 shares to its legal counsel in consideration for legal services provided. All share and per share amounts presented in these consolidated financial statements have been retroactively restated to reflect the 13.7706 exchange ratio of InVivo shares for ITHC shares in the Merger. Immediately prior to the Merger, ITHC had 6,999,981 shares of Common Stock outstanding.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2012. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2012 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

2.	CASH AND CASH EQUIVALENTS

As of June 30, 2012, the Company held $18,037, 000 in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program through December 31, 2012. Under the program, there is no limit on the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. The Company’s cash equivalents are in money market funds and certificates of deposit. Cash and cash equivalents consist of the following:

	June 30, 2012	December 31, 2011

Cash on hand	$162,798	$133,035
Money market fund	7,873,828	4,230,677

	8,036,626	4,363,712

Certificates of deposit
Maturing in September 2012	5,000,000	—
Maturing in November 2012	5,000,000	—

	10,000,000	—

Total cash and cash equivalents	$18,036,626	$4,363,712

3.	RESTRICTED CASH

Restricted cash of $660,000 represents $315,000 of security deposits related to the Company’s credit card accounts, a $50,000 minimum balance in a checking account that is required as part of a loan agreement, and a $295,000 cash account securing a standby letter of credit in favor of a landlord (see Note 5). This letter of credit expires December 22, 2012 and may be extended through July 31, 2023.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$23,527,882	$—	$23,527,882

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$35,473,230	$—	$35,473,230

5.	COMMITMENTS

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

The terms of this lease require a standby letter of credit in the amount of $295,000 secured by a deposit with a commercial bank (see Note 3). Pursuant to the terms of the non-cancelable lease agreements in effect at June 30, 2012, future minimum rent commitments are as follows:

Year Ended December 31,
2012	$421,826
2013	929,935
2014	950,852
2015	971,737
2016	992,648
2017 and thereafter	1,825,008

Total	$6,092,006

Total rent expense for the six months ended June 30, 2012 and 2011, including month-to-month leases, was $215,000 and $207,000 respectively. Total rent expense for the three months ended June 30, 2012 and 2011, including month-to-month leases, was $114,000 and $84,000 respectively.

Other Commitments

In January 2012, the Company entered into a research contract with the Geisenger Health System under which the Company is obligated to pay Geisenger $150,000 for a pre-clinical study that will evaluate the Company’s hydrogel for the treatment of peripheral nerve injuries. During the first quarter of 2012, the Company made an up-front payment of $60,000 for this study and this cost was expensed to Research and Development. During the second quarter of 2012, the Company did not make any payments under this contract.

6.	CAPITAL LEASE PAYABLE

In February 2011, the Company entered into a capital lease agreement under which the Company leased certain laboratory equipment. Capital lease obligations consisted of the following:

	June 30, 2012	December 31, 2011
Capital lease payable	$53,618	$68,766
Less:current portion	(34,292)	(30,724)

	$19,326	$38,042

The total value of the laboratory equipment acquired under this capital lease agreement was $124,151 including a down payment of approximately $31,000. The capital lease is payable in monthly installments of $2,812 payable over thirty six months with the final payment due in January 2014. For the three and six months ended June 30, 2012, interest expense recorded on the capital lease was $1,353 and $2,545, respectively. For the three and six months ended June 30, 2011, interest expense recorded on the capital lease was $1,181 and $2,024 respectively. For the three and six months ended June 30, 2012 depreciation expense was $6,208 and $12,416, respectively. For the three and six months ended June 30, 2011, depreciation expense was $6,208 and $10,436, respectively.

7.	LOAN PAYABLE

In June 2011, the Company entered into a loan agreement with a bank. The loan agreement provides the Company with a $1,000,000 line of credit for the purchase of capital equipment. The line is available to the Company until December 31, 2012. The annual interest rate is the greater of 6.75% or 3.50% above the Prime Rate. Borrowings are repayable in equal monthly installments over a thirty six month period. The Company was assessed commitment fees totaling $10,000 and issued the bank a warrant for the purchase of 16,071 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.40 per share. The fair value of the warrant was determined to be approximately $10,000 and was recorded as a deferred financing cost that will be amortized to interest expense over a three year period commencing from the date of the first draw from the equipment line of credit. Amortization of the deferred financing costs for the six months ended June 30, 2012 was $7,947 and is included in interest expense. As of June 30, 2012, advances under the equipment line of credit totaled $320,733. The equipment line of credit is secured by substantially all the assets of the Company excluding intellectual property. In accordance with the agreement, the Company is required to maintain its primary banking and investments accounts with the commercial bank and a deposit of not less than $50,000 at the bank. Loan payable consisted of the following:

	June 30, 2012	December 31, 2011
Equipment loan	$278,083	$134,372
Less:current portion	(106,911)	(50,578)

	$171,172	$83,794

Interest expense related to the loan payable for the three and six months ended June 30, 2012 was $2,931 and $5,201, respectively.

8.	COMMON STOCK

The Company has authorized 200,000,000 shares of Common Stock, $0.00001 par value per share, of which 64,693,936 shares were issued and outstanding as of June 30, 2012 and 53,760,471 shares were issued and outstanding as of December 31, 2011.

In February 2012, the Company completed a public offering of Common Stock and issued 9,523,810 shares of Common Stock at a purchase price of $2.10 per common share. The offering raised gross proceeds of approximately $20 million and the Company received net proceeds of approximately $18,207,000 after deducting underwriter discounts and offering expenses.

During the first quarter of 2012, the Company issued 281,691 shares of Common Stock upon the exercise of stock options and received cash proceeds of approximately $20,500.

During the first quarter of 2012, the Company issued 362,400 shares of common stock upon the exercise of warrants, including warrants to purchase 266,123 shares of Common Stock exercised through cashless exercise provisions and warrants to purchase 220,000 shares of Common Stock exercised for cash, providing cash proceeds of approximately $292,000.

During the second quarter of 2012, the Company issued 405,737 shares of Common Stock upon the exercise of stock options and received cash proceeds of approximately $29,500.

During the second quarter of 2012, the Company issued 326,451 shares of common stock upon the exercise of warrants, including warrants to purchase 92,975 shares of Common Stock exercised through cashless exercise provisions and warrants to purchase 277,946 shares of Common Stock exercised for cash, providing cash proceeds of approximately $374,000.

During the second quarter of 2012, the Company issued 18,376 shares of common stock with a fair value of approximately $42,000 to the Company’s 401(k) plan as a matching contribution.

9.	DERIVATIVE INSTRUMENTS

Certain warrants issued to the investors in the fourth quarter of 2010 have provisions that include anti-dilution protection and, under certain conditions, grant the right to the holder to request the Company to repurchase the warrant. Accordingly, these warrants are accounted for as a derivative liability on the consolidated balance sheet and measured at fair value. The Company uses the Black-Scholes option pricing model and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at June 30, 2012 and December 31, 2011 was $23,527,882 and $35,472,230, respectively, and are included as a derivative warrant liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a derivatives gain or loss. The warrant derivative gains or losses are non-cash item and are included in other income in the consolidated statement of operations. The warrant derivative gain for the three and six months ended June 30, 2012 was $4,954,238 and $10,567,444, respectively. The warrant derivative gain for the three and six months ended June 30, 2011 was $1,162,897 and $1,284,244, respectively.

The assumptions used principally in determining the fair value of warrants were as follows:

June 30, 2012

Risk-free interest rate	0.44%-0.48%
Expected dividend yield	0%
Expected term	3.17-3.43 years
Expected volatility	64.8%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period. The table below presents the changes in derivative warrant liability for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Balance at December 31,	$35,473,230	$10,647,190
Decrease in the fair value of the warrants	(10,567,444)	(1,282,244)
Reduction in derivative liability due to exercise of warrants	(1,377,904)	—

Balance at June 30,	$23,527,882	$9,364,946

10.	STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of June 30, 2012, there were options to purchase an aggregate of 3,691,577 shares of Common Stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan, (the “2010 Plan”). The Company’s shareholders approved the 2010 Plan, as amended, on August 3, 2011 and on May 30, 2012 approved an amendment to the 2010 Plan to increase the number of shares available for issuance under the 2010 Plan. The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. As of June 30, 2012, the number of shares authorized for issuance under the 2010 Plan, as amended, was 6,500,000 shares. As of June 30, 2012, there were options to purchase an aggregate of 3,874,890 shares of Common Stock outstanding under the 2010 Plan and 2,625,110 shares available for future grants under the 2010 Plan. Options issued under the 2007 Plan and the 2010 Plan (collectively the “Plans”) are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For stock options issued and outstanding for the three and six months ended June 30, 2012, the Company recorded non-cash, stock-based compensation expense of $530,413 and $767,955, respectively, net of forfeitures.

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

The assumptions used principally in determining the fair value of options granted to employees were as follows:

2012

Risk-free interest rate	1.07%-2.41%
Expected dividend yield	0%
Expected term (employee grants)	6.08 years
Expected volatility	68%

A summary of option activity under the Plans and options granted to officers of the Company outside any plan as of June 30, 2012 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,302,893	$0.76

Granted	1,961,001	$2.54
Forfeited	(10,000)	$0.85
Exercised	(687,428)	$0.07

Outstanding at June 30, 2012	7,566,466	$1.29	7.96	$8,108,171

Vested at June 30, 2012	3,273,837	$0.60	6.51	$5,564,395

The weighted average grant-date fair value of options granted during the six months ended June 30, 2012 was $2.54 per share. The total fair value of options that vested in the three months ended June 30, 2012 was $511,220. As of June 30, 2012, there was approximately $4,005,000 of total unrecognized compensation expense, related to non-vested share-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.1 years at June 30, 2012.

In September 2011, the Company granted 80,000 shares of Common Stock under the 2010 Plan to a consultant as a restricted stock award with 30,000 shares vesting upon FDA clearance of an Investigational Device Exemption to permit the commencement of a human clinical trial and 50,000 shares vesting upon FDA approval of the Company’s biopolymer scaffolding device to treat spinal cord injuries. The Company had previously determined that the vesting of the 30,000 shares was probable and the fair value of these shares at $23,400 was being amortized over an eight month period from September 2011 through April 2012. In March of 2012, the contract with the consultant was terminated and the consultant had no vested right to the restricted stock, so accordingly, the $11,700 of expense previously recorded in 2011 was reversed in 2012.

11.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at June 30, 2012:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2010	Derivative	14,397,219	$1.40	10/26/2015-12/3/2015
2010	Derivative	2,792,504	$1.00	9/26/2015-12/3/2015
2011	Equity	16,071	$1.40	6/17/2018
2011	Equity	343,137	$3.06	12/21/2016

Total		17,548,931

Weighted average exercise price			$1.40

Weighted average life in years				3.42

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from our 2011 Annual Report.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

Research and Development Expenses

Research and development expenses consist primarily of payments to contract research and development companies and payroll. Research and development expenses decreased by $85,000 to $1,307,000 for the three months ended June 30, 2012 from $1,392,000 for the three months ended June 30, 2011. The decrease in expenses is primarily attributable to a decrease in costs for preclinical studies of $457,000 offset by the increase in compensation costs of $226,000 due to the hiring of additional personnel.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services. General and administrative expenses increased by $313,000 to $1,448,000 for the three months ended June 30, 2012 from $1,135,000 for the three months ended June 30, 2011. The increase in expenses is primarily attributable to increases in compensation costs of $148,000 due to additional staffing and raises, and an increase in stock compensation costs of $127,000.

Interest Income and Interest Expense

Interest income increased by $9,000 to $12,000 for the three months ended June 30, 2012 from $3,000 for the three months ended June 30, 2011. The increase in interest income is due to higher amounts of cash deposited in interest-bearing accounts.

Interest expense increased by $2,000 to $11,000 for the three months ended June 30, 2012 from $9,000 for the three months ended June 30, 2011. The increase in interest expense is due to increased borrowings under the loan payable.

Derivatives Gain (Loss)

Derivatives gain increased by $3,791,000 to $4,954,000 for the three months ended June 30, 2012 from $1,163,000 for the three months ended June 30, 2011. The increase in this non-cash gain for the three months ended June 30, 2012 reflects the decrease in the fair value of derivative warrant liability from $29,001,000 at March 31, 2012 to $23,528,000 at June 30, 2012 due primarily to the decrease in the fair value of the underlying Common Stock.

Comparison of the six months ended June 30, 2012 and 2011

Research and Development Expenses

Research and development expenses increased by $219,000 to $2,248,000 for the six months ended June 30, 2012 from $2,029,000 for the six months ended June 30, 2011. The increase in expenses is primarily attributable to increased compensation costs of $429,000 due to the hiring of additional personnel, an increase of $137,000 in costs due to scaling up manufacturing and an increase in consulting costs of $51,000, offset by a decrease in costs for preclinical studies of $531,000.

General and Administrative Expenses

General and administrative expenses increased by $1,069,000 to $2,968,000 for the six months ended June 30, 2012 from $1,899,000 for the six months ended June 30, 2011. The increase in expenses is primarily attributable to increases in compensation costs of $223,000 due to additional staffing and raises, an increase of $114,000 in legal costs, an increase of $146,000 in investor relations costs, an increase of $180,000 in travel and conference meeting costs and an increase in stock compensation costs of $258,000.

Interest Income and Interest Expense

Interest income increased by $9,000 to $15,000 for the six months ended June 30, 2012 from $6,000 for the six months ended June 30, 2011. The increase in interest income is due to higher amounts of cash deposited in interest-bearing accounts.

Interest expense increased by $6,000 to $16,000 for the six months ended June 30, 2012 from $10,000 for the six months ended June 30, 2011. The increase in interest expense is due to increased borrowings under the loan payable.

Derivatives Gain (Loss)

Derivatives gain increased by $9,283,000 to $10,567,000 for the six months ended June 30, 2012 from $1,284,000 for the six months ended June 30, 2011. The increase in this non-cash gain for the six months ended June 30, 2012 reflects the decrease in the fair value of derivative warrant liability from $35,473,000 at December 31, 2011 to $23,528,000 at June 30, 2012 due primarily to the decrease in the fair value of the underlying Common Stock.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company has experienced negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At June 30, 2012, the accumulated deficit was $42,466,000.

At June 30, 2012, we had total current assets of $19,159,000 and current liabilities of $24,536,000 resulting in a working capital deficit of $5,377,000. At June 30, 2012, the Company had total assets of $20,001,000 and total liabilities of $24,726,000, resulting in a stockholders’ deficit of $4,725,000.

Net cash used by operating activities for the six months ended June 30, 2012 was $5,074,000. The operating loss used $5,216,000, an increase in restricted cash used $112,000, an increase in prepaid expenses used $359,000 and a decrease in accrued expensed used $329,000. Significant commitments that will require the use of cash in operating activities in future periods include obligations under operating leases and the loan payable. Gross committed lease obligations were $6,092,000, and capital leases and the loan payable was $332,000 at June 30, 2012. Total commitments due for the remainder of fiscal 2012 are $563,000.

Net cash provided by financing activities was approximately $19,000,000 in the six months ended June 30, 2012, due mainly to approximately $18,155,000 in net proceeds from a public offering. In addition, the Company received approximately $716,000 from the exercise of stock options and warrants and approximately $144,000 from loans, net of repayments

At June 30, 2012, the Company had cash on hand of $18,037,000, which the Company expects to be sufficient to meet its operating and capital requirements into the first quarter of 2014. However, the Company will need to raise substantial additional capital in the future to complete clinical trials, obtain marketing approvals and commercialize its products, potentially through debt or equity financings. The sale of debt or equity securities may cause dilution to existing stockholders. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would materially adversely affect our results of operations.

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: August 13, 2012	By:	/s/ Frank M. Reynolds
Name: Frank M. Reynolds
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of InVivo Therapeutics Holdings Corp, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the SEC on April 24, 2012.

10.1	InVivo Therapeutics Holdings Corp. 2010 Equity Incentive Plan, as amended, incorporated by reference to Appendix A to the Registrant’s Schedule 14A Proxy Statement, as filed with the SEC on April 19, 2012.

31.1/31.2	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.