Form 10-Q
period 2012-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2012-11-13
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of November 9, 2012, 65,852,992 shares of the registrant’s Common Stock $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the period ended September 30, 2012

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

1. Legal Proceedings	19
1A. Risk Factors	19
2. Unregistered Sales of Equity Securities and Use of Proceeds	19
3. Defaults Upon Senior Securities	19
4. Mine Safety Disclosures	19
5. Other Information	19
6. Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Balance Sheets

	As of
	September 30, 2012	December 31, 2011
	Unaudited
ASSETS:

Current assets:
Cash and cash equivalents	$15,549,609	$4,363,712
Restricted cash	634,750	547,883
Prepaid expenses	126,259	104,022

Total current assets	16,310,618	5,015,617

Property and equipment, net	2,024,524	520,482
Other assets	153,014	166,139

Total assets	$18,488,156	$5,702,238

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,141,267	$567,195
Loan payable-current portion	106,911	50,578
Capital lease payable-current portion	37,353	30,724
Derivative warrant liability	10,800,855	35,473,230
Accrued expenses	761,939	618,369

Total current liabilities	12,848,325	36,740,096

Loan payable-less current portion	139,750	83,794
Capital lease payable-less current portion	11,119	38,042

Total liabilities	12,999,194	36,861,932

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.00001 par value, authorized 200,000,000 shares at September 30, 2012 and December 31, 2011; issued and outstanding 65,635,400 and 53,760,471 shares at September 30, 2012 and December 31, 2011, respectively.	656	538
Additional paid-in capital	39,925,749	16,656,830
Deficit accumulated during the development stage	(34,437,443)	(47,817,062)

Total stockholders’ equity (deficit)	5,488,962	(31,159,694)

Total liabilities and stockholders’ equity (deficit)	$18,488,156	$5,702,238

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from November 28, 2005 (inception) to September 30,
	2012	2011	2012	2011	2012
Operating expenses:
Research and development	$1,374,852	$1,016,865	$3,622,800	$3,045,426	$12,506,634
General and administrative	1,466,049	1,196,455	4,433,929	3,095,877	12,685,466

Total operating expenses	2,840,901	2,213,320	8,056,729	6,141,303	25,192,100

Operating loss	(2,840,901)	(2,213,320)	(8,056,729)	(6,141,303)	(25,192,100)

Other income (expense):
Other income	—	—	—	—	383,000
Interest income	13,061	4,778	27,842	7,539	47,891
Interest expense	(12,454)	—	(28,147)	(7,150)	(1,094,478)
Derivatives gain (loss)	10,869,209	5,275,591	21,436,653	6,559,835	(8,581,508)

Other income	10,869,816	5,280,369	21,436,348	6,560,224	(9,245,095)

Net income (loss)	$8,028,915	$3,067,049	$13,379,619	$418,921	$(34,437,195)

Net income (loss) per share, basic	$0.12	$0.06	$0.21	$0.01	$(1.01)

Net income (loss) per share, diluted	$0.11	$0.06	$0.19	$0.01	$(1.01)

Weighted average number of common shares outstanding, basic	65,109,037	51,889,111	62,357,300	51,743,138	34,226,324

Weighted average number of common shares outstanding, diluted	74,157,957	54,269,856	71,734,784	54,198,981	34,226,324

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Period from November 28, 2005 (inception) to September 30,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss )	$13,379,619	$418,921	$(34,437,195)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	218,579	101,599	456,206
Non-cash derivatives (gain) losses	(21,436,653)	(6,559,835)	8,581,508
Non-cash interest expense	—	—	962,834
Common stock issued to 401(k) plan	60,906	—	102,568
Common stock issued for services	24,750	200,676	234,201
Share-based compensation expense	823,617	622,141	2,623,969
Changes in operating assets and liabilities:
Restricted cash	(86,867)	(155,000)	(634,750)
Prepaid expenses	(22,237)	(28,306)	(116,208)
Other assets	—	(75,000)	(200,000)
Accounts payable	574,072	216,862	1,141,267
Accrued interest payable	—	—	(15,256)
Accrued expenses	143,570	111,534	761,939

Net cash used in operating activities	(6,320,644)	(5,146,408)	(20,538,917)

Cash flows from investing activities:
Purchases of property and equipment	(1,709,496)	(241,995)	(2,340,204)

Net cash used in investing activities	(1,709,496)	(241,995)	(2,340,204)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,181,000
Proceeds from convertible bridge notes	—	—	500,000
Principal payments on capital lease obligation	(20,294)	118,057	(45,068)
Proceeds from (repayment of) loans payable	112,289	(17,353)	246,661
Proceeds from issuance of common stock and warrants	19,124,042	10,434	33,546,137

Net cash provided by financing activities	19,216,037	111,138	38,428,730

Increase (decrease) in cash and cash equivalents	11,185,897	(5,277,265)	15,549,609
Cash and cash equivalents at beginning of period	4,363,712	8,964,194	—

Cash and cash equivalents at end of period	$15,549,609	$3,686,929	$15,549,609

(continued)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Developmental Stage Company)

Consolidated Statements of Cash Flows (Concluded)

(Unaudited)

	Nine Months Ended, September 30,		Period from November 28, 2005 (inception) to September 30,
	2012	2011	2012
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$22,272	$5,077	$128,319

Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$504,597

Asset acquired through capital lease obligation	$—	$93,540	$93,540

Beneficial conversion feature on convertible and bridge notes payable	$—	$—	$134,410

Fair value of warrants issued with bridge notes payable	$—	$—	$178,727

Fair value of warrants issued in connection with loan agreement	$—	$10,051	$10,051

Issuance of founders shares	$—	$—	$248

Reclassification of derivative warrant liability to additional paid-in capital	$3,235,722	$—	$4,475,261

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended September 30, 2012 (Unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2012. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2012 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

2.	CASH AND CASH EQUIVALENTS

As of September 30, 2012, the Company held $15,550,000 in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program through December 31, 2012. Under the program, there is no limit on the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. The Company’s cash equivalents are in money market funds and certificates of deposit. Cash and cash equivalents consist of the following:

	September 30, 2012	December 31, 2011
Cash on hand	$157,202	$133,035
Money market fund	10,392,407	4,230,677
Certificates of deposit maturing in November 2012	5,000,000	—

Total cash and cash equivalents	$15,549,609	$4,363,712

3.	RESTRICTED CASH

Restricted cash of $635,000 represents $340,000 of security deposits related to the Company’s credit card account and loan payable (see Note 7), and a $295,000 cash account securing a standby letter of credit in favor of a landlord (see Note 5). This letter of credit expires December 22, 2012 and may be extended through July 31, 2023.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$10,800,855	$—	$10,800,855

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$35,473,230	$—	$35,473,230

5.	COMMITMENTS

Operating Lease Commitment

The Company leases approximately 1,597 square feet of laboratory and office space in Medford, Massachusetts at a monthly cost of $5,476 under a lease expiring on November 15, 2012.

On November 29, 2011 and as amended on September 17, 2012, the Company entered into a commercial lease for 26,150 square feet of office, laboratory and manufacturing space in Cambridge, MA (“Cambridge Lease”). The term of this lease is six years and three months, with one five-year extension option. The terms of the initial lease required a standby letter of credit in the amount of $295,000 secured by a deposit with a commercial bank (see Note 3).

The Cambridge Lease contains rent holidays and rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term and record the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of September 30, 2012, the amount of deferred rent liability is $244,000 and is included in Accrued expenses.

It is the Company’s policy to assess whether improvements made to the space rented under operating leases should be accounted for as lessor or lessee assets. If the landlord/lessor makes the improvements and presents us with the finished space on a “turnkey” basis, we view the assets as being lessor assets. When the Company does the remodeling work and receives an allowance that may or may not cover all the costs, the Company makes a judgment as to the classification between lessor and lessee assets. The Company considers an asset to be a lessor asset if all of the following criteria are met:

•	the lease specifically requires the lessee to make the improvement,

•	the improvement is fairly generic,

•	the improvement increases the fair value of the property to the lessor, and

•	the useful life of the improvement is longer than our lease term.

If any of the above criteria are not met, the Company considers the assets to be lessee assets, which are recorded as leasehold improvements in the balance sheet and payments received from the lessor to fund any portion of the cost of lessee assets are accounted for as lease incentives. Assets considered to be lessor assets are not reflected in the Company’s Consolidated Balance Sheets. To the extent that the Company paid for such lessor assets and was not reimbursed through construction allowances, such net payments are recorded as leasehold improvements, which are amortized to rent expense over the lease term. As of September 30, 2012, such leasehold improvements totaled $266,000.

Pursuant to the terms of the non-cancelable lease agreements in effect at September 30, 2012, future minimum rent commitments are as follows:

Year Ended December 31,
2012	$250,550
2013	1,168,659
2014	1,198,265
2015	1,237,533
2016	1,263,642
2017 and thereafter	2,327,367

Total	$7,446,016

Total rent expense for the nine months ended September 30, 2012 and 2011 including month-to-month leases, was $433,000 and $267,000, respectively. Total rent expense for the three ended September 30, 2012 and 2011 including month-to-month leases, was $218,000 and $88,000, respectively.

Other Commitments

In January 2012, the Company entered into a research contract with the Geisenger Health System under which the Company is obligated to pay Geisenger $150,000 for a pre-clinical study that will evaluate the Company’s hydrogel for the treatment of peripheral nerve injuries. During the first quarter of 2012, the Company made an up-front payment of $60,000 for this study and expensed this cost to Research and Development. During the second and third quarters of 2012, the Company did not make any payments under this contract.

6.	CAPITAL LEASE PAYABLE

In February 2011, the Company entered into a capital lease agreement under which the Company leased certain laboratory equipment. Capital lease obligations consisted of the following:

	2012	2011
Capital lease payable	$48,472	$68,766
Less:current portion	(37,353)	(30,724)

	$11,119	$38,042

The total value of the laboratory equipment acquired under this capital lease agreement was $124,151 including a down payment of approximately $31,000. The capital lease is payable in monthly installments of $2,812 payable over thirty six months with the final payment due in January 2014. For the three and nine months ended September 30, 2012, interest expense recorded on the capital lease was $480 and $3,024 respectively. For the three and nine months ended September 30, 2011, interest expense recorded on the capital lease was $949 and $2,973, respectively. For the three and nine months ended September 30, 2012 depreciation expense was $6,208 and $18,624, respectively. For the three and nine months ended September 30, 2011 depreciation expense was $6,208 and $16,664, respectively.

7.	LOAN PAYABLE

In June 2011, the Company entered into a loan agreement with a bank. The loan agreement provided the Company with a $1,000,000 line of credit for the purchase of capital equipment. The line was available to the Company until December 31, 2012. The annual interest rate is the greater of 6.75% or 3.50% above the Prime Rate. Borrowings are repayable in equal monthly installments over a thirty six month period. The Company was assessed commitment fees totaling $10,000 and issued the bank a warrant for the purchase of 16,071 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.40 per share. The fair value of the warrant was determined to be approximately $10,000 and was recorded as a deferred financing cost and has been amortized to interest expense over a three year period commencing from the date of the first draw from the equipment line of credit. Amortization of the deferred financing costs for the nine ended September 30, 2012 was $5,875 and is included in interest expense. As of September 30, 2012, advances under the equipment line of credit totaled $320,733. The equipment line of credit was secured by substantially all the assets of the Company excluding intellectual property. In accordance with the agreement, the Company was required to maintain its primary banking and investments accounts with the commercial bank and a deposit of not less than $50,000 at the bank. Loan payable consisted of the following:

	September 30, 2012	December 31, 2011
Equipment loan	$246,661	$134,372
Less:current portion	(106,911)	(50,578)

	$139,750	$83,794

Interest expense related to the loan payable for the three and nine months ended September 30, 2012 totaled $3,694 and $8,895, respectively.

In October 2012, the Company entered into a $2 million loan facility with Mass Development Finance Agency and under terms of this agreement the Company repaid the $247,000 outstanding loan balance due to the bank (see Note 12). In September 2012, The Company paid a $15,000 commitment fee to the Mass Development Finance Agency and $10,000 was charged to interest expense.

8.	COMMON STOCK

The Company has authorized 200,000,000 shares of Common Stock, $0.00001 par value per share, of which 65,635,400, shares were issued and outstanding as of September 30, 2012 and 53,760,471 shares were issued and outstanding as of December 31, 2011.

In February 2012, the Company completed a public offering of Common Stock and issued 9,523,810 shares of Common Stock at a purchase price of $2.10 per common share. The offering raised gross proceeds of 20 million and the Company received net proceeds of $18,207,000 after deducting underwriter discounts and offering expenses.

During the nine months ended September 30, 2012, the Company issued 687,428 shares of Common Stock upon the exercise of stock options and received cash proceeds of approximately $50,000.

During the nine months ended September 30, 2012, the Company issued 1,619,183 shares of Common Stock upon the exercise of warrants, including warrants to purchase 1,837,969 shares of Common Stock exercised through cashless exercise provisions and warrants to purchase 702,946 shares of Common Stock exercised for cash, providing cash proceeds of $919,000.

During the nine months ended September 30, 2012, the Company issued 930,332 shares of Common Stock upon the exercise of warrants, including warrants to purchase 1,478,871 shares of Common Stock exercised through cashless exercise provisions and warrants to purchase 205,000 shares of Common Stock exercised for cash, providing cash proceeds of $253,000.

During the nine months ended September 30, 2012, the Company issued 29,508 shares of common stock with a fair value of $61,000 to the Company’s 401(k) plan as a matching contribution.

9.	DERIVATIVE INSTRUMENTS

Certain warrants issued to the investors in the fourth quarter of 2010 have provisions that include anti-dilution protection and, under certain conditions, grant the right to the holder to request the Company to repurchase the warrant. Accordingly, these warrants are accounted for as a derivative liability on the consolidated balance sheet and measured at fair value. The Company uses the Black-Scholes option pricing model and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at September 30, 2012 and December 31, 2011 was $10,800,855 and $35,473,230, respectively, and are included as a derivative warrant liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the consolidated statement of operations as a derivatives gain or loss. The warrant derivative gains or losses are non-cash items and are included in other income in the consolidated statements of operations. The warrant derivative gains for the three months and nine months ended September 30, 2012 was $10,869,209 and $21,436,653, respectively. The warrant derivative gains for the three months and nine months ended September 30, 2011 was $5,275,591 and $6,559,835, respectively. The assumptions used principally in determining the fair value of warrants were as follows:

September 30, 2012

Risk-free interest rate	0.30%-0.34%
Expected dividend yield	0%
Expected term	2.92-3.18 years
Expected volatility	60.3%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period. The table below presents the changes in derivative warrant liability for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Balance at December 31,	$35,473,230	$10,647,190
Decrease in the fair value of the warrants	(21,436,653)	(6,559,835)
Reduction in derivative liability due to exercise of warrants	(3,235,722)	—

Balance at September 30,	$10,800,855	$4,087,355

10.	STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2012, there were options to purchase an aggregate of 3,691,577 shares of Common Stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan, (the “2010 Plan”). The Company’s shareholders approved the 2010 Plan, as amended, on August 3, 2011 and on May 30, 2012 approved an amendment to the 2010 plan to increase the number of shares available under the 2010 Plan. The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. As of September 30, 2012, the number of shares authorized for issuance under the 2010 Plan, as amended was 6,500,000 shares. As of September 30, 2012, there were options to purchase an aggregate of 2,917,616 shares of Common Stock outstanding under the 2010 Plan and 3,582,384 shares available for future grants under the 2010 Plan. Options issued under the 2007 Plan and the 2010 Plan (collectively the “Plans”) are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For stock options issued and outstanding for the three and nine months ended September 30, 2012 the Company recorded non-cash, stock-based compensation expense of $55,659 and $823,617, respectively, net of forfeitures.

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

The assumptions used principally in determining the fair value of options granted to employees for the nine months ended September 30, 2012 were as follows:

September 30, 2012
Risk-free interest rate	1.05%
Expected dividend yield	0%
Expected term (employee grants)	5.99
Expected volatility	71%

A summary of option activity under the Plans and options granted to officers of the Company outside any plan as of September 30, 2012 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,302,893	$0.76

Granted	2,336,000	$2.49
Forfeited	(1,342,272)	$2.03
Exercised	(687,428)	$0.07

Outstanding at September 30, 2012	6,609,193	$1.19	7.53	$4,365,898

Vested at September 30, 2012	3,633,252	$0.64	6.40	$3,651,483

The weighted average grant-date fair value of options granted during three months ended September 30, 2012 was $1.38 per share. The total fair value of options that vested during the nine months ended September 30, 2012 was $950,531. As of September 30, 2012, there was approximately $2,568,000 of total unrecognized compensation expense, related to non-vested share-based compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of three years at September 30, 2012.

In September 2011, the Company granted 80,000 shares of Common Stock under the 2010 Plan to a consultant as a restricted stock award with 30,000 shares vesting upon FDA clearance of an Investigational Device Exemption to permit the commencement of a human clinical trial and 50,000 shares vesting upon FDA approval of the Company’s biopolymer scaffolding device to treat spinal cord injuries. The Company had previously determined that the vesting of the 30,000 shares was probable and the fair value of these shares at $23,400 was being amortized over an eight month period from September 2011 through April 2012. In March of 2012, the contract with the consultant was terminated and the consultant had no vested right to the restricted stock, so accordingly, the $11,700 of expense previously recorded was reversed in 2012.

11.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at September 30, 2012:

Year Issued	Classification	Number of	Exercise Price	Date of Expiration
		Warrants
2010	Derivative	13,537,994	$1.40	10/26/2015-12/3/2015
2010	Derivative	1,967,858	$1.00	9/26/2015-12/3/2015
2011	Equity	16,071	$1.40	6/17/2018
2011	Equity	343,137	$3.06	12/21/2016

Total		15,865,060

Weighted average exercise price			$1.39

Weighted average life in years				3.18

12.	SUBSEQUENT EVENT

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”) from the Commonwealth of Massachusetts’s Emerging Technology fund. The loan agreement provides the Company with a $2,000,000 line of credit, with $200,000 to be used for working capital purposes and the remainder of which is to be used for the purchase of capital equipment. The annual interest rate is fixed at 6.5% with interest payments only commencing on November 1, 2012 for the first thirty months and then equal interest and principal payments over the next fifty-four months with the final maturity on October 5, 2019. In September 2012, the Company was assessed commitment fees totaling $15,000, of which approximately $10,000 was charged to interest expense. In October 2012 as part of the commitment fee, the Company issued MassDev a warrant for the purchase of 36,145 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.66 per share. The equipment line of credit was secured by substantially all the assets of the Company excluding intellectual property. In October 2012, the Company drew on the line and received proceeds of $1,144,000, including $200,000 for working capital purposes and $944,000 for capital equipment.

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

Recent Developments

On October 5, 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”) from the Commonwealth of Massachusetts’s Emerging Technology fund. The loan agreement provides the Company with a $2,000,000 line of credit, of which $200,000 may be used for working capital purposes and the remainder of which may be used for the purchase of capital equipment. The annual interest rate is fixed at 6.5% with interest payments only commencing on November 1, 2012 for the first thirty months and then equal interest and principal payments over the next fifty-four months with the final maturity on October 5, 2019. The Company was assessed commitment fees totaling $15,000 and issued MassDev a warrant for the purchase of 36,145 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.66 per share. Advances under the loan agreement are secured by substantially all the assets of the Company excluding intellectual property. In October 2012, the Company drew down $1,144,000 of the line, using $200,000 for working capital purposes and $944,000 for capital equipment purchases.

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Research and Development Expenses

Research and development expenses consist primarily of payments to contract research and development companies and payroll. Research and development expenses increased by approximately $358,000 to approximately $1,375,000 for the three months ended September 30, 2012 from approximately $1,017,000 for the three months ended September 30, 2011. The increase in expenses is primarily attributable to increased research and development activity and the resulting increase in compensation cost of $324,000 due to both additional staffing and pay raises.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services. General and administrative expenses increased by approximately $270,000 to approximately $1,466,000 for the three months ended September 30, 2012 from approximately $1,196,000 for the three months ended September 30, 2011. The increase in expenses is primarily attributable to an increase in compensation costs of $179,000 due to additional staffing and pay raises, an increase of $53,000 in legal costs, an increase of $100,000 of recruiting and relocation costs, an increase of $33,000 in travel and conference meeting costs, offset by a decrease of $148,000 in investor relations costs.

Interest Expense

Interest expense increased by $12,000 to approximately $12,000 for the three months ended September 30, 2012. The increase in interest expense is mainly due to an increase in borrowing under the loan payable.

Derivatives Gain

Derivatives gain increased by $5,593,000 to $10,869,000 for the three months ended September 30, 2012 from $5,276,000 for the three months ended September 30, 2011. The increase in this non-cash gain during the three months ended September 30, 2012 reflects the decrease in the fair value of derivative warrant liability due primarily to the decrease in the fair value of the underlying Common Stock.

Comparison of the nine months ended September 30, 2012 and 2011

Research and Development Expenses

Research and development expenses increased by approximately $578,000 to approximately $3,623,000 for the nine months ended September 30, 2012 from approximately $3,045,000 for the nine months ended September 30, 2011. The increase in expenses is primarily attributable to increased research and development activity and the resulting an increase in compensation costs of $637,000 due to both additional staffing and raises offset by a reduction in stock compensation expense of $104,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $1,338,000 to approximately $4,434,000 for the nine months ended September 30, 2012 from approximately $3,096,000 for the nine months ended September 30, 2011. The increase in expenses is primarily attributable to an increase in compensation costs of $424,000 due to additional staffing and raises, an increase of $183,000 in legal costs, an increase of $128,000 in recruiting and relocation costs, an increase of $204,000 in travel and conference meeting costs, an increase of $306,000 in stock compensation costs and an increase in rent and facilities costs of $133,000.

Interest expense

Interest expense increased by $21,000 to approximately $28,000 for the nine months ended September 30, 2012 from approximately $7,000 for the nine months ended September 30, 2011. The increase in interest expense is due to an increase in borrowing under the loan payable.

Derivatives Gain

Derivatives gain increased by $14,877,000 to $21,437,000 for the nine months ended September 30, 2012 from $6,560,000 for the nine months ended September 30, 2011. The increase in this non-cash gain for the nine months ended September 30, 2012 reflects the decrease in the fair value of derivative warrant liability due primarily to the decrease in the fair value of the underlying Common Stock.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company has experienced negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At September 30, 2012, the deficit accumulated during the development stage was approximately $34,437,000.

At September 30, 2012, we had total current assets of approximately $16,311,000 and current liabilities of approximately $12,848,000 resulting in a working capital of approximately $3,462,000. At September 30, 2012, the Company had total assets of approximately $18,488,000 and total liabilities of approximately $12,999,000, resulting in a stockholders’ equity of $5,489,000.

Net cash used by operating activities for the nine months ended September 30, 2012 was approximately $6,321,000. The operating loss used $8,057,000, increases in accounts payable and accrued expenses provided $718,000, non-cash stock share based compensation provided $824,000 and depreciation and amortization provided $219,000. Significant commitments that will require the use of cash in operating activities in future periods include obligations under operating leases. Gross committed lease obligations amount to $7,446,000. Total commitments due for the remainder of fiscal 2012 under operating leases are approximately $251,000.

Net cash used by investing activities for the nine months ended September 30 2012 totaled $1,710,000 for purchases of capital equipment.

Net cash provided by financing activities was approximately $19,216,000 for the nine months ended September 30, 2012, due mainly to approximately $18,155,000 proceeds from a public offering. In addition, the Company received $969,000 from the exercise of stock options and warrants and approximately $112,000 from loans, net of repayments.

At September 30, 2012, the Company had cash of approximately $15,550,000, which the Company expects to be sufficient to meet its operating and capital requirements into the first quarter of 2014. However, the Company will need to raise substantial additional capital in the future to complete clinical trials, obtain marketing approvals and commercialize its products, potentially through debt or equity financings. The sale of debt or equity securities may cause dilution to existing stockholders. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would materially adversely affect our results of operations.

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: November 13, 2012	By:	/s/ Frank M. Reynolds
Name: Frank M. Reynolds
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1/31.2	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.