Form 10-K
period 2012-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2013-03-12
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 000-52089

INVIVO THERAPEUTICS HOLDINGS CORP.

(Exact Name of Registrant as specified in its charter)

Nevada	36-4528166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square Suite B14402 Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 863-5500

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price of such stock on the Over-the-Counter Bulletin Board on June 29, 2012 was $ 92,766,620.

As of March 6, 2013, the number of shares outstanding of the registrant’s common stock, $0.00001 par value per share, was 66,146,128.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2012 are incorporated by reference into Part III of this Annual Report.

Explanatory Note: While InVivo Therapeutics Holdings Corp. (the “Company”) is no longer a “smaller reporting company” as of the last business day of its most recently completed second fiscal quarter, under the rules and regulations of the Securities and Exchange Commission, the Company may finish reporting using the scaled disclosure afforded to a smaller reporting company for the rest of the fiscal year, including in its Annual Report on Form 10-K. Accordingly, the Company is providing such scaled disclosure in this Annual Report on Form 10-K. As allowed by such rules and regulations, the Company will begin providing the standard non-scaled disclosure in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2013.

INVIVO THERAPEUTICS HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology, and include, among others, statements about our plan to conduct an initial clinical study to evaluate our product, our estimates regarding the market for treatment of acute spinal cord injury, our expectations regarding the sufficiency of our operating and capital requirements into the first quarter of 2014. These forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Such factors include, among others, the following:

•	our ability to raise sufficient capital to finance our planned operations;

•	our ability to manage cash expenditures to meet future capital requirements;

•	our ability to successfully commercialize our current and future product candidates, including, but not limited to, our biocompatible polymer scaffolding devices and our biocompatible hydrogel;

•

our ability to obtain and maintain regulatory approval of our product candidates, including, but not limited to, our biocompatible polymer scaffolding devices and our biocompatible hydrogel, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	market acceptance of our technology and product offerings and the development and commercialization of completing products or therapies;

•	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements;

•	our ability to protect our intellectual property;

•	our ability to attract and retain key personnel; and

•	other factors set forth in the “Risk Factors” section of this Annual Report and in subsequent filings we make with the Securities and Exchange Commission.

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

We subsequently determined that we could not continue with our intended business operations because of a lack of financial results and resources. We redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. On October 26, 2010, we acquired the business of InVivo Therapeutics Corporation, which was co-founded in 2005 by our current Chairman and Chief Executive Officer and are continuing the existing business operations of InVivo as a wholly-owned subsidiary.

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

We intend to create new treatments for spinal cord injuries. Current treatments consist of a collection of approaches that only focus on symptoms of spinal cord injury. To date, we are not aware of any product on the market that addresses the underlying pathology of spinal cord injury.

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

The Technology

We intend to leverage our primary platform technology to develop and commercialize several products as follows:

1.	A biocompatible polymer scaffolding device to treat acute spinal cord injuries.

2.	Biocompatible hydrogels for use as: dural sealants, dural replacements, nerve conduits and for local controlled release of methylprednisolone to treat spinal cord injuries and peripheral nerve injuries.

4.	A biocompatible polymer scaffolding device seeded with autologous human neural stem cells to treat acute and chronic spinal cord injuries.

For spinal cord injuries, our biopolymer-based devices are surgically implanted or injected into the lesion created during traumatic injury, or the “primary injury”. We expect the biopolymer scaffolding devices will protect the damaged spinal cord by mitigating the progression of “secondary injury” resulting from the body’s inflammatory and immune response to injury, and will promote neuroplasticity, a process where functional recovery (the recovery of motor movement or sensation) may occur through the rerouting of signaling pathways to the spared healthy tissue. Achieving these results is essential to the recovery process, as secondary injury can significantly worsen the immediate damage sustained during trauma. The additional damage dramatically reduces patient quality of life post-injury.

Our lead product, the biocompatible polymer scaffolding device to treat acute spinal cord injuries, is expected to be regulated by the FDA as a Class III medical device. A Class III medical device typically will require FDA approval of a Pre-Market Approval Application (“PMA”) before the Company can start selling the product in the U.S. Alternatively, a Class III device may qualify for FDA approval to be distributed under a Humanitarian Device Exemption (HDE) rather than a PMA. In order for a device to be eligible for an HDE, it must be first designated by the FDA as a Humanitarian Use Device (HUD) intended to benefit patients in the treatment or diagnosis of a disease or condition that affects fewer than 4,000 individuals in the United States per year. The HDE also requires there must be no other comparable device available to provide therapy for this condition, and although exempt from the effectiveness requirements of a PMA, does require sufficient information for FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. In December 2012, InVivo filed for HUD designation with the FDA for its biopolymer scaffold that, if approved, would permit InVivo to file a subsequent HDE application. The Company received comments from the FDA to the HUD request and responded to the FDA comments in February 2013.

We will be required to demonstrate safety and efficacy in human clinical studies before we can submit a PMA to the FDA. If we obtain the HUD designation from the FDA we will also be required to conduct human clinical trials before an HDE can be submitted to the FDA to obtain evidence of safety and the probable benefit to health. Before clinical studies can commence, an Investigational Device Exemption application (“IDE”) must be submitted to the FDA, and the FDA must approve the IDE. We submitted an IDE application for our biopolymer scaffold device to the FDA on July 7, 2011. The FDA has provided comments to our IDE filing and in February 2013, we submitted to the FDA a supplement to the IDE filing. We anticipate that our IDE will be approved by the FDA during 2013, but can give no assurance that the IDE will be approved. We plan to conduct an initial study in five spinal cord patients with acute thoracic injuries followed by a larger study. The FDA must review and approve an HDE or PMA before we can start selling the product in the U.S. The completion of the human clinical studies and obtaining the FDA approval of a PMA could take between three to five years depending on a number of factors including the FDA review and approval process for the IDE and the clinical trial designs, the amount of time it will take to enroll and treat patients in the studies, and the FDA review and approval process for the PMA. The completion of the human clinical studies and FDA approval of a HDE could take potentially less time than as a PMA as we would need to demonstrate only that the probable benefits outweigh the risks for a HDE. The FDA regulatory approval processes can be lengthy and the outcomes are highly uncertain. The risk exists that the first product may never be approved, or that the approval is significantly delayed such that we are unable to raise additional capital to continue to fund the Company. Please see the “Risk Factors” section of this report for a more detailed discussion of these risks.

If the product is approved by the FDA, we will need to expand manufacturing capacity, and establish sales, marketing and distribution channels to sell the product. We intend to retain manufacturing rights and plans to market and sell the product through a direct sales force in the U.S.

We intend to develop a biocompatible hydrogel for the local release of methylprednisolone to treat acute peripheral nerve injuries and spinal cord injuries and a biocompatible polymer scaffolding device seeded with autologous human neural stem cells to treat acute and chronic spinal cord injuries. These two products are likely to be regulated as combination drug/devices and as such will require significantly longer regulatory approval times than the biopolymer scaffolding device. We also intend to develop biocompatible hydrogel devices for use as dural sealants, dural replacements and as nerve conduits.

We are a development stage company, and as such face significant uncertainty regarding our future capital needs and timelines for our intended products.

Market Opportunity-Spinal Cord Injuries

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

In the United States:

•	Approximately 1,275,000 people are currently living with paralysis due to spinal cord injury.

•	An additional 12,000 individuals will become fully or partially paralyzed this year alone.

The financial impact of spinal cord injuries, as reported by the NSCISC, is enormous:

•	During the first year, average “cost of care” ranges from $334,170 to $1,023,924, depending on the severity.

•	The net present value (“NPV”) to maintain a quadriplegic injured at age 25 for life is $4,543,182.

•	The NPV to maintain a paraplegic injured at age 25 for life is $2,221,596.

Sources: Christopher & Dana Reeve Foundation, and National Spinal Cord Injury Statistical Center. “One Degree of Separation: Paralysis and Spinal Cord Injury in the United States” 2012.

These costs place a tremendous financial burden on families, insurance providers, and government agencies. Moreover, despite all financial investment, the patient remains disabled for life since current medical interventions address only the symptoms of spinal cord injury rather than the underlying neurological cause.

TABLE 1. COST OF CARE FOR A SPINAL CORD INJURY PATIENT

	AVERAGE YEARLY EXPENSES (in February 2012 dollars)		ESTIMATED LIFETIME COSTS BY AGE AT INJURY (Discounted at 2%)
SEVERITY OF INJURY	First Year	Each Subsequent Year	25 Years Old	50 Years Old
High Tetraplegia (C1-C4) AIS ABC	$1,023,924	$177,808	$4,543,182	$2,496,856
Low Tetraplegia (C5-C8) AIS ABC	$739,874	$109,077	$3,319,533	$2,041,809
Paraplegia AIS ABC	$499,023	$66,106	$2,221,596	$1,457,967
Incomplete Motor Functional at Any Level AIS D	$334,170	$40,589	$1,517,806	$1,071,309

Source: National Spinal Cord Injury Statistical Center; February 2012 edition of “Spinal Cord Injury Facts and Figures at a Glance.” All figures in US Dollars.

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

Our Lead Product Under Development: A Scaffolding Device to Treat Spinal Cord Injuries

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

FIGURE 1. PROGRESSION OF SECONDARY INJURY (DAYS 2-30 POST-INJURY) (Fleming et al. 2006)

Our lead product is a biopolymer scaffolding device that will be implanted into lesions within the spinal cord to treat acute spinal cord injuries (Figure 2). The porous biopolymer scaffold consists of polylactic-co-glycolic acid (“PLGA”) and-polylysine. PLGA is a biodegradable and biocompatible polymer, which is approved by the FDA for applications such as surgical sutures (Dolphin sutures and Ethicon sutures), drug delivery (Lupron Depot and Sandostatin LAR Depot), and tissue engineering (Dermagraft).

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

Local Controlled Release Drug Delivery

We intend to develop is an injectable hydrogel designed to counteract the inflammatory environment that results in peripheral nerve injuries and during a secondary injury from a closed-wound spinal cord injury where further cell death occurs. The hydrogel is designed to release drugs over at least 10 days in order to synchronize the rate of delivery to match the period in which the inflammatory response. While the hydrogel could incorporate other hydrophilic drugs or therapeutic agents that counteract secondary injury, promote neuroplasticity or support endogenous repair mechanisms, our second product is designed to deliver the anti-inflammatory steroid methylprednisolone sodium succinate. Methylprednisolone sodium succinate is FDA-approved, and is currently a treatment option for spinal cord injuries and is used to treat peripheral nerve injuries. However, high-dose intravenous administration of the drug can result in harmful systemic side effects, including increased risks of pneumonia, sepsis and mortality. By precisely controlling the release of methylprednisolone at the site of injury, we hypothesize that therapeutically effective doses can be delivered to the point of inflammation while mitigating the risk of harmful systemic side effects. Although we have conducted initial animal studies for this potential product, we will need to accumulate additional animal data before we can submit for regulatory approval to commence human clinical studies.

Polymer Scaffold Seeded with Autologous Human Neural Stem Cells

We intend to develop an extension of the biopolymer scaffolding platform technology to treat both acute closed-wound and chronic spinal cord injury patients by seeding the patient’s own stem cells onto the scaffold and then inserting the scaffold into the injured spinal cord. The scaffold acts as a synthetic extracellular matrix on which cells can be transplanted.

This product is intended to counteract the pathophysiology of spinal cord injury by:

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

2nd Primate Study 2010 – Preclinical evaluation of biomaterial scaffolds and hydrogels in a model spinal cord injury in the African green monkey.

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

A third primate study was begun in 2011 at the St. Kitts Biomedical Research Foundation in St. Kitts and Nevis. The surgeries were also performed by Eric Woodard, MD, and Jonathan Slotkin, MD. The data collected from this study is intended to support results from previous pre-clinical studies. The study includes 24 additional primates utilizing the same study design as the second African green monkey study. Animals were assigned to one of three groups, including a treatment group (n=8) treated with the PLGA-polylysine scaffold, a treatment group (n=8) treated with the thiol-acrylate poly (ethylene glycol) based hydrogel containing 150 µg methylprednisolone sodium succinate, and a control group (n=8) that received no treatment. Results are consistent with data from prior monkey and rodent studies. The results from the 2011 and 2010 studies are being drafted in a manuscript that will be submitted to a peer-reviewed journal. In both the 2010 and 2011 studies treatment with a PLGA-PLL scaffold resulted in improved functional recovery coupled with the generation of new tissue that was conducive to the growth of axons.

Commercialization Strategy

Clinical Regulatory Plan

Our PLGA biopolymer scaffolding product to treat acute spinal cord injuries is expected to be regulated as a Class III medical device by the FDA. A Class III medical device typically will require FDA approval of a Pre-Market Approval Application (“PMA”) before the Company can start selling the product in the U.S. Alternatively, certain Class III devices can be distributed under a Humanitarian Device Exemption (HDE) rather than a PMA. In order for a device to be eligible for an HDE, a qualifying target patient population of less than 4,000 patients per year for which there is no other available therapy must be approved by the FDA under Humanitarian Use Device (HUD) designation. The FDA’s approval of an HDE to treat that qualifying patient population then requires demonstration that the device is safe for its intended application, that it is potentially effective, and that the probable benefits outweigh the associated risks. In December 2012, we filed for HUD designation with the FDA for our biopolymer scaffolding that if approved would permit the Company to file a subsequent HDE application. The Company received comments from the FDA to the HUD request and responded to the FDA comments in February 2013.

We will be required to demonstrate safety and efficacy in human clinical studies before we can submit a PMA, to the FDA. If InVivo obtains the HUD designation from the FDA it will also be required to conduct human clinical trials before an HDE can be submitted to the FDA, but the HDE is exempt from the effectiveness requirements of a PMA. Before human clinical trials can commence , we are required to obtain FDA clearance to conduct the clinical trial under an Investigational Device Exemption application (“IDE”). An IDE application is required by the FDA to include the following information:

•	A detailed report of all prior pre-clinical investigations with the device;

•	Summary of clinical publications that are relevant to the device;

•	An investigational plan for the device that includes the proposed human clinical study protocol; and

•	A detailed description of the methods, facilities and controls used for the manufacturing of the device.

Once the IDE has been filed with the FDA, the FDA has a thirty-day period to approve the IDE, or disapprove the IDE, in which case the applicant is provided the opportunity to provide additional information to the FDA to respond to the filing deficiencies. We have conducted a Pre-IDE meeting with the FDA at which we reviewed the pre-clinical data and the clinical trial protocol. At the meeting, the FDA provided the Company observations and guidance concerning the pre-clinical data required for the IDE submission, the description of the manufacturing methods used to make the device and the proposed clinical study protocol. We submitted an IDE to the FDA on July 7, 2011. The FDA has provided us with comments to the IDE filing and in February 2013 we filed a supplement to the IDE. We anticipate that the IDE will be approved by the FDA during 2013, but can give no assurance that the IDE will be approved.

We plan to conduct an initial clinical study to evaluate the device in five spinal cord injury patients with acute thoracic injuries. We are also planning a larger follow-on human study in acute spinal cord injury patients after the initial study is completed. The clinical development timeline is subject to a number of risks that could delay the filing of a HDE or PMA or cause a HDE or PMA never to be filed. The FDA will review the HDE or PMA and there could be significant delays in the review process. There is also a risk that the FDA will never approve the HDE or PMA. These risks are described in the section entitled “Risk Factors” of this Annual Report.

Even if the FDA approves the HDE or PMA for our biopolymer scaffolding product, since this is a new unproven technology, the Company will have significant challenges to demonstrate the clinical utility of the product and gain acceptance from physicians and obtain third party reimbursement for its product. For major markets outside the United States, the Company plans to seek regulatory approvals after the clinical trials are conducted in the United States.

Manufacturing

We have developed a proprietary manufacturing process to create a uniform porous three-dimensional scaffolding structure for each biopolymer scaffolding device. We have established our supply chain and procured the raw material polymers and other components required for manufacturing process. During 2012, we built manufacturing clean room suites in our Cambridge Massachusetts facility and manufactured biopolymer scaffoldings and packaged sterile devices.

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

Employees

We currently have 39 employees, consisting of 36 full-time employees and 3 part-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be good. We also utilize a number of consultants to assist with research and development and regulatory activities. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

We have not generated any revenues to date and have a history of losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

We have not generated any revenue to date and, through December 31, 2012, have incurred net losses of approximately $43,153,000 since inception. It can be expected that we will continue to incur significant operating expenses and continue to experience losses in the foreseeable future. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development or may be unable to continue our business.

The development and approval to market and sell our product candidates will require a commitment of substantial funds, in excess of our current capital resources. Before we can market or sell any of our products, we will need to conduct costly and time-consuming research, which will include preclinical and clinical testing and regulatory approvals. We anticipate the amount of operating funds that we use will continue to increase along with our operating expenses over at least the next several years as we plan to bring our products to market. Our existing current capital resources will fund operations into the first quarter of 2014 and we will need to raise substantial capital to develop our products and fund future operations. Our future capital requirements will depend on many factors, including:

•	the progress and costs of our research and development programs, including our ability to develop our current portfolio of therapeutic products, or discover and develop new ones;

•	our ability, or our partners ability and willingness, to advance partnered products or programs;

•	the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the progress, scope, costs, and results of our preclinical and clinical testing of any current or future products;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing our product candidates;

•	expenses related to complying with good manufacturing practices and manufacturing of product candidates;

•	costs of financing the purchases of additional capital equipment and development technologies;

•	competing technological and market developments;

•	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements;

•	the amount and timing of payments or equity investments that we receive from collaborators and the timing and amount of expenses we incur;

•	costs associated with the integration of any new operation, including costs relating to future mergers and acquisitions with companies that have complementary capabilities;

•	expenses related to the establishment of sales and marketing capabilities for products awaiting approval or products that have been approved;

•	the level of our sales and marketing expenses; and

•	our ability to introduce and sell new products.

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

Our products will represent new and rapidly evolving technologies. If we are unable to commercialize our products or experience significant delays in doing so, our business will be materially harmed.

Our proprietary spinal cord injury treatment technology depends on new, rapidly evolving technologies and on the marketability and profitability of our products. Approval by applicable regulatory agencies and commercialization of our spinal cord injury treatment technology could fail for a variety of reasons, both within and outside of our control. Furthermore, because there are no approved treatments for spinal cord injuries, the regulatory requirements governing this type of product may be more rigorous or less clearly established than for other analogous products. If we are unable to obtain the required regulatory approvals of our products and subsequently commercialize them, our business will be materially harmed.

We license our core technology from Children’s Medical Center Corporation (“CMCC”) and Massachusetts Institute of Technology (“MIT”). If a dispute with CMCC or MIT arises or if we fail to comply with the financial and other terms of the license, we could lose our rights to this license, which would result in a material harm to our business.

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

We will face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

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

We will require FDA approval before we can sell any of our products in the United States and approval of similar regulatory authorities in countries outside the United States before we can sell our products in such countries. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our products if such approval is denied or delayed.

The development, manufacture and marketing of our products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product.

Our biopolymer scaffolding device is expected to be regulated as a Class III medical device by the FDA. The steps required by the FDA before our proposed medical device products may be marketed in the United States include performance of preclinical (animal and laboratory) tests; submissions to the FDA of an Investigational Device Exemption (“IDE”) which must become effective before human clinical trials may commence; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product in the intended target population; performance of a consistent and reproducible manufacturing process intended for commercial use; Human Device Exemption (HDE) or Pre-Market Approval Application (“PMA”); and FDA approval of the HDE or PMA before any commercial sale or shipment of the product.

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

The results seen in animal testing of our product candidates may not be replicated in humans, which may significantly delay the commercialization of, or cause us to abandon, our products.

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

Approval to promote, manufacture and/or sell our products, if granted, will be limited and subject to continuing review, which may require the expenditure of substantial resources and subject us to continuing uncertainty.

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

We will depend upon strategic relationships to develop, exploit and manufacture our products. If these relationships are not successful, we may not be able to capitalize on the market potential of these products.

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

We will require quantities of manufactured product and may require third party manufacturers to fulfill some of our inventory requirements. Failure of such third party manufacturers to fulfill their obligations will impair our ability to manufacture our products.

Completion of our clinical trials and commercialization of our products will require access to, or development of, facilities to manufacture a sufficient supply of our product or other product candidates. If we are unable to manufacture our products in commercial quantities, then we will need to rely on third parties. These third-party manufacturers must also receive FDA approval before they can produce clinical material or commercial products. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. In addition, we may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. Failure by us to manufacture products on a timely basis for clinical trials or for commercial needs will have a material adverse effect on us.

There are a limited number of suppliers that can provide materials to us. Any problems encountered by such suppliers may detrimentally impact us.

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

We will rely upon third parties for laboratory testing, animal and human studies which exposes us to increased risk.

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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.

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

Our products are new and will require market acceptance. Failure to gain market acceptance would impact our revenues and may materially impair our ability to continue our business.

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

Physicians and hospitals will require training in order to utilize our products and our success depends upon the acceptance and adoption of our products by physicians and hospitals.

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

We will be subject to environmental, health and safety laws. Failure to comply with such environmental, health and safety laws could cause us to become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

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

We must maintain the proprietary nature of our products and must operate without infringing on the proprietary rights of others. We may not be successful in obtaining or maintaining necessary rights for the development and sales of our products.

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

We will be required to raise additional capital to continue in the future to complete clinical trials, obtain marketing approvals and commercialize our products. Our inability to raise capital when needed may cause us to delay, scale back or eliminate our product development or to discontinue our business.

We will be required in the future to raise additional capital to fund our operations. Traditionally, biotech companies have funded their research and development expenditures through raising capital in the equity markets. We will require significant capital beyond our current resources for research and development for our product candidates and clinical trials. The general economic and capital market conditions in the United States and worldwide at the time we seek to raise capital will have an impact on our ability to access capital, and may increase the cost of capital. If economic conditions worsen or the equity markets decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

Our success depends on our ability to retain our management and other key personnel.

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

We face costs and risks associated with maintaining effective internal controls over financial reporting, and if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors’ confidence in us could be materially affected.

Under Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, our management is required to make certain assessments and certifications regarding our disclosure controls and internal controls over financial reporting. We have dedicated, and expect to continue to dedicate, significant management, financial and other resources in connection with our compliance with Section 404 of the Sarbanes-Oxley Act. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management and staff. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results and investigation by regulatory authorities. If we fail to achieve and maintain adequate internal controls the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our common stock; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

In addition, all internal control systems, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of control can provide absolute assurance, that all control issues and instances of fraud, if any, within the Company have been or will be detected. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Any failure of our internal control systems to be effective could adversely affect our business.

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

Our common stock is controlled by insiders, who could have significant influence over the outcome of corporate actions requiring board and stockholder approval.

Our officers and directors beneficially own approximately 28.2% of our outstanding shares of common stock. With such concentrated control, these insiders could have influence over the outcome of corporate actions requiring board and stockholder approval, including the election of directors or any other significant corporate transaction. Investors who acquire common stock may have no effective voice in the management of the Company.

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

While certain of our warrants are outstanding, it may be more difficult to raise additional equity capital.

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

Our executive offices are located in leased premises at One Kendall Square, Suite B14402 and our phone number is 617-863-5500.

On November 29, 2011 and as amended on September 17, 2012, we executed a commercial lease for 26,150 square feet of office, laboratory and manufacturing space in Cambridge, Massachusetts for a period of six years and three months with one five year extension that commenced on June 2012.

Item 3.	LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

On November 8, 2012, we filed a lawsuit (InVivo Therapeutics Corp. v. Beal and Company, Inc., and RB Kendall Fee, LLC, Civil Action No. SUCV2012-04105-A) in Suffolk Superior Court, Suffolk County, Massachusetts. In our complaint, we are seeking money damages for breach of contract, breach of implied covenant of good faith and fair dealing, misrepresentation, fraudulent inducement, unjust enrichment, and violations of M.G.L. c. 93A. The lawsuit involves the terms of the lease agreement for the new headquarters at One Kendall Square. We contend that we are owed an additional period of free rent, pursuant to the agreement. The lawsuit is still in its early stages and no judgments or rulings are pending. We are seeking $650,000 in damages. We estimate legal fees will be between $100,000 and $150,000 and under the terms of the lease agreement the prevailing party in a lawsuit is entitled to reimbursement of its legal fees. We do not currently believe that the pending lawsuit would have a material impact on the financial condition of the Company.

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

The following table contains information about the range of high and low bid prices for our Common Stock for each quarter during the last two years based upon quotations on the OTC Bulletin Board.

Fiscal Quarter Ended	High Bid	Low Bid
December 31, 2011	$3.10	$0.60
September 30, 2011	$1.20	$0.60
June 30, 2011	$1.10	$0.60
March 31, 2011	$2.26	$0.75

Fiscal Quarter Ended	High Bid	Low Bid
December 31, 2012	$1.95	$1.28
September 30, 2012	$2.66	$1.36
June 30, 2012	$2.64	$1.96
March 31, 2012	$2.94	$2.00

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

On March 6, 2013, the closing bid price of our Common Stock as reported by the OTC Bulletin Board was $2.32 per share.

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

Record Holders

As of March 6, 2013, there are approximately 338 record holders of shares of Common Stock.

Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.

Recent Sales of Unregistered Securities

On April 18, 2012, the Company issued 15,000 unregistered shares of Common Stock with a fair market value of approximately $25,000 to an investor relations firm in exchange for services provided. The issuance was made in reliance upon available exemptions from the registration requirements of the Securities Act of 1933, including Section 4(2) thereof and Regulation D thereunder, as well as comparable exemptions under applicable state securities laws.

Item 6.	SELECTED FINANCIAL DATA

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors,“ and “Special Note Regarding Forward-Looking Statements”,

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

Our consolidated financial statements, which appear in Item 8 of this Annual Report on Form 10-K, have been prepared in accordance with accounting principles generally accepted in the United States, which require that the management make certain assumptions and estimates and, in connection therewith, adopt certain accounting policies. Our significant accounting policies are set forth in Note 2 to our consolidated financial statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

Share-Based Compensation

Stock options are generally granted with an exercise price at fair market value at the date of the grant. The stock options generally expire ten years from the date of grant. Stock option awards vest upon terms determined by the Company’s Board of Directors.

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock-based award. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Due to our limited operating history and limited number of sales of our Common Stock, we estimated our volatility in consideration of a number of factors including the volatility of our stock as well as that of comparable public companies. We use historical data, as well as subsequent events occurring prior to the issuance of the consolidated financial statements, to estimate option exercise and employee termination within the valuation model. The expected term of options granted under the Company’s stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 48 months) The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model:

	December 31,
	2012	2011
Risk-free interest rate	0.62-3.05%	0.97-3.05%
Expected dividend yield	0%	0%
Expected term (employee grants)	6.25	6.25
Expected volatility	75%	49%

Derivative Instruments

Certain of our issued and outstanding warrants to purchase Common Stock contain anti-dilution provisions. These warrants do not meet the requirements for classification as equity and are recorded as derivative warrant liabilities. We use valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates consistent with those discussed in Share-Based Compensation above in estimating the fair value for the warrants considered to be derivative warrant liabilities. Such derivative warrant liabilities are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. The fair value of the derivative warrant liability is most sensitive to changes in the fair value of the underlying Common Stock and the estimated volatility of our Common Stock.

Research and Development and General and Administrative Expenses

Research and development expenses consist primarily of payroll and payments to contract research and development companies and payroll. General and administrative expenses consist primarily of payroll, rent and professional services.

Results of Operations

Comparison of the years ended December 31, 2012 and 2011

Research and Development Expenses

Research and development expenses increased by $2,273,000 to approximately $6,376,000 for the year ended December 31, 2012 from approximately $4,103,000 for the year ended December 31, 2011. The increase in expenses is primarily attributable to increased research and development activity and the resulting increase in compensation costs of $1,245,000 due to both additional staffing and pay raises, $765,000 of costs in 2012 for the manufacturing of scaffolding devices, increase in rent and facility costs of $609,000, and increase in lab supplies of $212,000, offset by a reduction in pre-clinical testing of $861,000.

General and Administrative Expenses

General and administrative expenses increased by $1,848,000 to approximately $6,404,000 for the year ended December 31, 2012 from approximately $4,556,000 for the year ended December 31, 2011. The increase in expenses is primarily attributable to an increase in compensation costs of $534,000 due to additional staffing and pay raises, an increase of $178,000 in legal costs, an increase of $238,000 in recruiting and relocation costs, an increase of $170,000 in travel and conference meeting costs, an increase of $455,000 in stock compensation costs and an increase in rent and facilities costs of $240,000.

Interest Expense

Interest expense increased by $59,000 to approximately $72,000 for the year ended December 31, 2012 from approximately $13,000 for the year ended December 31, 2011. The increase in interest expense is due to an increase in borrowing under the loans payable.

Derivatives Gain (Loss)

Derivatives gain (loss) increased by approximately $43,546,000 to a derivative gain of $17,480,000 for the year ended December 31, 2012 from a derivative loss of $26,066,000 for the year ended December 31, 2011. The increase in this non-cash gain for the year ended December 31, 2012 reflects the decrease in the fair value of derivative warrant liability due primarily to the decrease in the fair value of the underlying Common Stock.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company incurred negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At December 31, 2012, the accumulated deficit was $43,153,000 and the stockholders’ deficit was $2,310,000.

At December 31, 2012, we had total current assets of $13,570,000 and current liabilities of $16,791,000 resulting in a working capital deficit of $3,221,000. At December 31, 2012, the Company had total assets of $16,062,000 and total liabilities of $18,372,000, resulting in a stockholders’ deficit of $2,310,000.

Net cash used by operating activities for the year ended December 31, 2012 was approximately $10,204,000. The operating loss used $12,678,000, increases in accounts payable and accrued expenses provided $988,000, non-cash stock share based compensation provided $1,233,000 and depreciation and amortization provided $367,000.

Net cash used by investing activities for the year ended totaled $2,141,000 for purchases of capital equipment.

Net cash provided by financing activities was approximately $20,806,000 for the year ended December 31, 2012, due mainly to approximately $18,155,000 proceeds from a public offering. In addition, the Company received $1,241,000 from the exercise of stock options and warrants and approximately $1,444,000 from loans, net of repayments.

At December 31, 2012, the Company had cash of approximately $12,825,000 which the Company expects to be sufficient to meet its operating and capital requirements into the first quarter of 2014. However, the Company will need to raise substantial additional capital in the future to complete clinical trials, obtain marketing approvals and commercialize its products, potentially through debt or equity financings. The sale of debt or equity securities may cause dilution to existing stockholders. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would materially adversely affect our results of operations.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments and Contingencies

On November 29, 2011, and as amended on September 17, 2012, the Company entered into a commercial lease for 26,150 square feet of office, laboratory and manufacturing space in Cambridge, Massachusetts (“Cambridge Lease”). The term of this lease is six years and three months, with one five-year extension option. The terms of the lease requires a standby letter of credit in the amount of $311,000 secured by a deposit with a commercial bank.

Pursuant to the terms of the non-cancelable lease agreements in effect at December 31, 2012, future minimum rent commitments are as follows:

Year Ending December 31,
2013	$1,168,659
2014	1,198,265
2015	1,237,533
2016	1,263,642
2017	1,294,859
2018	1,045,752

Total	$7,208,710

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InVivo Therapeutics Holdings Corp.:

We have audited the accompanying consolidated balance sheets of InVivo Therapeutics Holdings Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes stockholders’ deficit and cash flows for the years then ended and for the period from November 28, 2005 (inception) to December 31, 2012 . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InVivo Therapeutics Holdings Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InVivo Therapeutics Holdings Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2013 expressed an unqualified opinion on the effectiveness of InVivo Therapeutics Holdings Corp.’s internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 11, 2013

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS:
Current assets:
Cash and cash equivalents	$12,825,090	$4,363,712
Restricted cash	601,351	547,883
Prepaid expenses and other current assets	143,867	104,022

Total current assets	13,570,308	5,015,617

Property and equipment, net	2,311,942	520,482
Other assets	179,415	166,139

Total assets	$16,061,665	$5,702,238

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$1,152,550	$567,195
Loan payable-current portion	—	50,578
Capital lease payable-current portion	32,606	30,724
Derivative warrant liability	14,584,818	35,473,230
Accrued expenses	1,021,275	618,369

Total current liabilities	16,791,249	36,740,096

Loan payable-less current portion	1,578,000	83,794
Capital lease payable-less current portion	2,799	38,042

Total liabilities	18,372,048	36,861,932

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.00001 par value, authorized 200,000,000 shares; issued and outstanding 65,881,122 and 53,760,471 shares at December 31 2012 and 2011, respectively	659	538
Additional paid-in capital	40,842,339	16,656,830
Deficit accumulated during the development stage	(43,153,381)	(47,817,062)

Total stockholders’ deficit	(2,310,383)	(31,159,694)

Total liabilities and stockholders’ deficit	$16,061,665	$5,702,238

See notes to consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Operations

	Years Ended December 31,		Period from November 28, 2005 (inception) to December 31, 2012
	2012	2011
Operating expenses:
Research and development	$6,375,795	$4,102,847	$15,259,629
General and administrative	6,403,656	4,555,872	14,655,193

Total operating expenses	12,779,451	8,658,719	29,914,822

Operating loss	(12,779,451)	(8,658,719)	(29,914,822)

Other income (expense):
Other income	—	—	383,000
Interest income	35,184	8,759	55,233
Interest expense	(71,726)	(12,676)	(1,138,057)
Derivatives gain (loss)	17,479,674	(26,065,579)	(12,538,487)

Other income (expense), net	17,443,132	(26,069,496)	(13,238,311)

Net income (loss)	$4,663,681	$(34,728,215)	$(43,153,133)

Net income (loss) per share, basic	$0.07	$(0.67)	$(1.22)

Net income (loss) per share, diluted	$0.06	$(0.67)	$(1.22)

Weighted average number of common shares outstanding, basic	63,226,899	51,894,871	35,348,456

Weighted average number of common shares outstanding, diluted	71,919,419	51,894,871	35,348,456

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

			Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount
Balance on inception date, November 28, 2005	—	$—	$—	$—	$—
Issuance of founders stock	24,787,080	248	—	(248)	—
Share-based compensation expense	—	—	18,347	—	18,347
Net loss	—	—	—	(1,097,702)	(1,097,702)

Balance as of December 31, 2007	24,787,080	248	18,347	(1,097,950)	(1,079,355)
Share-based compensation expense	—	—	24,526	—	24,526
Net loss	—	—	—	(1,564,069)	(1,564,069)

Balance as of December 31, 2008	24,787,080	248	42,873	(2,662,019)	(2,618,898)
Share-based compensation expense	—	—	171,059	—	171,059
Conversion of convertible notes payable and accrued interest	1,472,435	15	1,344,351	—	1,344,366
Net loss	—	—	—	(2,515,878)	(2,515,878)

Balance as of December 31, 2009	26,259,515	263	1,558,283	(5,177,897)	(3,619,351)
Share-based compensation expense	—	—	664,908	—	664,908
Issuance of common stock in March 2010	1,095,258	10	999,990	—	1,000,000
Conversion of convertible notes payable and accrued interest	3,792,417	38	3,328,090	—	3,328,128
Issuance of common stock in reverse merger	6,999,981	70	(70)	—	—
Beneficial conversion feature on notes payable	—	—	272,762	—	272,762
Issuance of common stock in private placement, net of stock issuance costs of $2,072,117 and non stock issuance costs of $5,369,570	12,995,403	130	3,907,274	—	3,907,404
Conversion of convertible bridge notes in conjunction with the private placement	504,597	5	504,592	—	504,597
Net loss	—	—	—	(7,910,950)	(7,910,950)

Balance as of December 31, 2010	51,647,171	516	11,235,829	(13,088,847)	(1,852,502)
Share-based compensation expense	—	—	921,512	—	921,512
Issuance of common stock in private placement	980,392	10	1,999,990	—	2,000,000
Issuance of common stock for services	215,000	2	209,448	—	209,450
Issuance of common stock upon exercise of warrants	734,329	7	988,367	—	988,374
Issuance of common stock upon exercise of stock options	143,731	2	10,433	—	10,435
Issuance of common stock to 401(k) plan	39,848	1	41,661	—	41,662
Fair value of warrants issued for services	—	—	10,051	—	10,051
Fair value of derivative warrant liability reclassified to additional paid-in capital	—	—	1,239,539	—	1,239,539
Net loss	—	—	—	(34,728,215)	(34,728,215)

Balance as of December 31, 2011	53,760,471	538	16,656,830	(47,817,062)	(31,159,694)
Share-based compensation expense	—	—	1,232,959	—	1,232,959
Issuance of common stock in public offering	9,523,810	95	18,154,948	—	18,155,043
Issuance of common stock for services	15,000	—	24,750	—	24,750
Issuance of common stock upon exercise of warrants	1,779,716	18	1,129,077	—	1,129,095
Issuance of common stock upon exercise of stock options	755,020	8	111,597	—	111,605
Issuance of common stock to 401(k) plan	47,105	—	91,524	—	91,524
Fair value of warrants issued for services	—	—	31,916	—	31,916
Fair value of derivative warrant liability reclassified to additional paid-in capital	—	—	3,408,738	—	3,408,738
Net income	—	—	—	4,663,681	4,663,681

Balance as of December 31, 2012	65,881,122	$659	$40,842,339	$(43,153,381)	$(2,310,383)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Years Ended December 31,		Period from November 28, 2005 (inception) to December 31, 2012
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,663,681	$(34,728,215)	$(43,153,133)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	366,893	144,662	604,520
Non-cash derivative (gain) losses	(17,479,674)	26,065,579	12,538,487
Non-cash interest expense	21,870	—	984,704
Common stock issued to 401(k) plan	91,524	41,662	133,186
Common stock issued for services	24,750	209,451	234,201
Share-based compensation expense	1,232,959	921,512	3,033,311
Changes in operating assets and liabilities:			—
Restricted cash	(53,468)	(547,883)	(601,351)
Prepaid expenses and other current assets	(60,575)	(12,805)	(154,546)
Other assets	—	(125,000)	(200,000)
Accounts payable	585,355	230,250	1,152,550
Accrued interest payable	—	—	(15,256)
Accrued expenses	402,906	370,822	1,021,275

Net cash used in operating activities	(10,203,779)	(7,429,965)	(24,422,052)

Cash flows from investing activities:
Purchases of property and equipment	(2,140,853)	(278,923)	(2,771,561)

Net cash used in investing activities	(2,140,853)	(278,923)	(2,771,561)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,181,000
Proceeds from convertible bridge notes	—	—	500,000
Principal payments on capital lease obligation	(33,361)	(24,774)	(58,135)
Proceeds from loans payable	1,747,000	151,733	1,898,733
Repayment of loans payable	(303,372)	(17,361)	(320,733)
Proceeds from issuance of common stock and warrants	19,395,743	2,998,808	33,817,838

Net cash provided by financing activities	20,806,010	3,108,406	40,018,703

Increase (Decrease) in cash and cash equivalents	8,461,378	(4,600,482)	12,825,090
Cash and cash equivalents at beginning of period	4,363,712	8,964,194	—

Cash and cash equivalents at end of period	$12,825,090	$4,363,712	$12,825,090

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$49,862	$8,530	$155,909

Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$504,597

Asset acquired through capital lease obligation	$—	$93,540	$93,540

Beneficial conversion feature on convertible and bridge notes payable	$—	$—	$134,410

Fair value of warrants issued with bridge notes payable	$—	$—	$178,726

Fair value of warrants issued in connection with loan agreement	$31,916	$10,051	$41,967

Issuance of founders shares	$—	$—	$248

Reclassification of derivative warrant liability to additional paid-in capital	$3,408,738	$1,239,539	$4,648,277

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011, and the Period from

November 28, 2005 (Inception) through December 31, 2012

1.	NATURE OF OPERATIONS

Business

InVivo Therapeutics Corporation (“InVivo”) was incorporated on November 28, 2005 under the laws of the State of Delaware. InVivo is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries, peripheral nerve injuries and other neurotrauma conditions. In spinal cord injuries, the biopolymer devices are designed to protect the damaged spinal cord from further secondary injury and promote neuroplasticity, a process where functional recovery can occur through the rerouting of signaling pathways to the spared healthy tissue.

Since its inception, InVivo has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, InVivo is considered to be in the development stage.

Reverse Merger

On October 26, 2010 InVivo completed a reverse merger transaction (the “Merger”) with InVivo Therapeutics Holdings Corp. (formerly Design Source, Inc.) (“ITHC”), a publicly traded company incorporated under the laws of the State of Nevada. InVivo became a wholly owned subsidiary of ITHC, which continues to operate the business of InVivo. As part of the Merger, ITHC issued 31,147,190 shares of its Common Stock to the holders of InVivo common stock on October 26, 2010 in exchange for the 2,261,862 outstanding common shares of InVivo and also issued 500,000 shares to its legal counsel in consideration for legal services provided. All share and per share amounts presented in these consolidated financial statements have been retroactively restated to reflect the 13.7706 to 1 exchange ratio of InVivo shares for ITHC shares in the Merger. Immediately prior to the Merger, ITHC had 6,999,981 shares of Common Stock outstanding.

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

Cash and cash equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Marketable investments are those with original maturities in excess of three months.

At December 31, 2012 and 2011, cash equivalents were comprised of money market funds. The Company had no marketable investments at December 31, 2012 and 2011.

Cash and cash equivalents consist of the following:

	December 31,
	2012	2011
Cash on hand	$209,380	$133,035
Money market fund	12,615,710	4,230,677

Total cash and cash equivalents	$12,825,090	$4,363,712

Restricted cash

Restricted cash of $601,000 represents a $290,000 security deposit related to the Company’s credit card account, and a $311,000 standby letter of credit in favor of a landlord (see Note 16).

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents and accounts payable approximate fair value based on the short-term nature of these instruments. The carrying value of loans payable approximate their fair value due to the market terms.

Property and equipment

Property and equipment are carried at cost. Depreciation expense is provided over the estimated useful lives of the assets using the straight-line method. A summary of the estimated useful lives is as follows:

Classification	Estimated Useful Life
Computer hardware	5 years
Software	3 years
Office furniture and equipment	5 years
Research and lab equipment	5 years
Leasehold improvements	6.25 years

Depreciation expense for the years ended December 31, 2012 and 2011 was $349,393 and $132,162, respectively. Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

Research and development expenses

Costs incurred for research and development are expensed as incurred.

Concentrations of credit risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company may from time to time have cash in banks in excess of FDIC insurance limits.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries. As of December 31, 2012 and 2011, all of the Company’s assets were located in the United States.

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

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2012 or 2011. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax authorities.

Impairment of long-lived assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2012 and 2011.

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

Net income (loss) per common share

Basic net income (loss) per share of Common Stock has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income per share of Common Stock has been computed by dividing net income by the weighted average number of shares outstanding

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

SIGNIFICANT ACCOUNTING POLICIES (continued)

plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. Diluted net loss per share of Common Stock has been computed by dividing the net loss for the period by the weighted average number of shares of Common Stock outstanding during such period. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The amendments in the ASU are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, which is fiscal 2013 for the Company. Early adoption is permitted. The Company is currently assessing its adoption plans.

In December 2011, the FASB issued an ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), that provides amendments for disclosures about offsetting assets and liabilities. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For the Company, the amendment is effective for fiscal year 2013. The Company is currently evaluating the impact these amendments may have on its disclosures.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2012	2011
Computer software and hardware	$362,352	$138,662
Research and lab equipment	1,448,226	585,586
Leasehold improvements	298,222
Office Equipment	756,301	—
Less accumulated depreciation and amortization	(553,159)	(203,766)

Net	$2,311,942	$520,482

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

4.	OTHER ASSETS

Other assets consist of patent licensing fees paid to license intellectual property (see Note 15). The Company is amortizing the license fee to research and development over its 15-year term.

	December 31,
	2012	2011
Patent licensing fee	$200,000	$200,000
Accumulated amortization	(51,361)	(33,861)

	$148,639	$166,139

Amortization expense was $17,500 and $12,500 for the years ended December 31, 2012 and 2011, respectively. Amortization expense in each of the next five years is expected to be approximately $17,000 per year.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2012	2011
Other accrued expenses	$486,603	$115,102
Accrued payroll	224,596	358,144
Deferred rent payable	310,076	—
Accrued vacation	—	145,123

	$1,021,275	$618,369

6.	FAIR VALUES OF ASSETS AND LIABILITIES

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

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

FAIR VALUES OF ASSETS AND LIABILITIES (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$14,584,818	$—	$14,584,818

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$35,473,230	$—	$35,473,230

7.	CAPITAL LEASE PAYABLE

In February 2011, the Company entered into a capital lease agreement under which the Company leased certain laboratory equipment. Capital lease obligation consisted of the following:

	December 31,
	2012	2011
Capital lease payable	$35,405	$68,766
Less: current portion	(32,606)	(30,724)

	$2,799	$38,042

The total value of the laboratory equipment acquired under this capital lease agreement was $124,151 including a down payment of approximately $31,000. The capital lease is payable in monthly installments of $2,812 payable over thirty six months with the final payment due in January 2014. For the years ended December 31, 2012 and 2011, interest expense recorded on the capital lease was $3,189 and $3,987, respectively. For the years ended December 31, 2012 and 2011, depreciation expense on the assets under capital lease was $24,831 and $22,761, respectively. The net book value at December 31, 2012 and 2011, amounted to $76,559 and $101,390, respectively.

8.	LOAN PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”) from the Commonwealth of Massachusetts’s Emerging Technology fund. The loan agreement provides the Company with a $2,000,000 line of credit, with $200,000 to be used for working capital purposes and the remainder of which is to be used for the purchase of capital equipment. The annual interest rate is fixed at 6.5% with interest payments only commencing on November 1, 2012 for the first thirty months and then equal interest and principal payments over the next fifty-four months with the final maturity on October 5, 2019. Based on the $1,578,000 balance outstanding as of December 31, 2012, equal monthly principal payments of $29,222 will be due commencing on May 1, 2015. Therefore, for the years ending December 31, 2015, 2016, 2017 and thereafter, principal payments of approximately $234,000, $351,000, $351,000 and $642,000, respectively, will be due In September 2012, the Company was assessed commitment fees totaling $15,000, which was charged to interest expense. In October 2012 as part of the commitment fee, the Company issued MassDev a warrant for the purchase of 36,145 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.66 per share. The fair value of the warrant

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

LOAN PAYABLE (continued)

was determined to be $31,916 and was recorded as a deferred financing cost and is being amortized to interest expense over a seven year period commencing in October 2012. Amortization of the deferred financing cost for the year ended December 31, 2012 was $1,140 and was included in interest expense. The equipment line of credit is secured by substantially all the assets of the Company excluding intellectual property. In the fourth quarter of 2012, the Company drew on the line and received proceeds of $1,578,000, including $200,000 for working capital purposes and $1,378,000 for capital equipment. Interest expense related to this loan was $14,794 for the year ended December 31, 2012.

In June 2011, the Company entered into a loan agreement with a bank. The loan agreement had provided the Company with a $1,000,000 line of credit for the purchase of capital equipment. The annual interest rate was the greater of 6.75% or 3.50% above the Prime Rate. Borrowings were repayable in equal monthly installments over a thirty six month period. The Company was assessed commitment fees totaling $10,000 and issued the bank a warrant for the purchase of 16,071 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.40 per share. The fair value of the warrant was determined to be approximately $10,000 and was recorded as a deferred financing cost that was being amortized to interest expense over the life of the loan. Under the terms of the MassDev loan disclosed above, in October 2012 the Company repaid the outstanding balance of $134,372 due to the bank and wrote off the remaining deferred financing costs. Amortization of deferred interest on this loan for the years ended December 31, 2012 and 2011 was $6,219 and $4,146, respectively, and was included in interest expense Interest expense related to the loan payable to the bank was $16,428 and $8,334 for the years ended December 31, 2012 and 2011, respectively.

At December 31, loans payable consist of the following:

	December 31,
	2012	2011
Equipment Loan	$1,578,000	$134,372
Less: current portion	—	(50,578)

	$1,578,000	$83,794

9.	INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2012, the Company had Federal and Massachusetts net operating loss carryforwards of approximately $26,533,000 and $23,328,000, respectively, of which federal carryforwards will expire in varying amounts beginning in 2026. Massachusetts net operating losses began to expire in 2011. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company also had research and development tax credit carryforwards at December 31, 2012 of approximately $258,000 which will begin to expire in 2021 unless previously utilized.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

INCOME TAXES (continued)

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2012	2011
Net operating loss carryforward	$10,329,617	$5,896,441
Research and development credit carryforward	329,584	257,110
Stock-based compensation	1,090,746	740,714
Depreciation and amortization	(81,305)	—
Charitable contributions	72,693	68,694

Subtotal	11,741,335	6,962,959
Valuation allowance	(11,741,335)	(6,962,959)

Net deferred taxes	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been provided. In the years ended December 31, 2012 and 2011, the valuation allowance increased by $4,778,000 and $3,374,000, respectively.

The Company has no uncertain tax positions at December 31, 2012 and 2011 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of uncertain tax positions over the next twelve months. Since he Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2012	2011
Statutory rate	34.0%	34.0%
State taxes, net of benefit	-14.2%	1.4%
Permanent differences:
Derivative losses	-127.4%	-25.7%
Other	-1.9%	-0.2%
R&D tax credit	7.0%	0.2%
Increase in valuation reserve	102.5%	-9.7%

	0.0%	0.0%

10.	COMMON STOCK

The Company has authorized 200,000,000 shares of Common Stock, $0.00001 par value per share, of which 65,881,122, shares were issued and outstanding as of December 31, 2012, and 53,760,471 shares were issued and outstanding as of December 31, 2011.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

COMMON STOCK (continued)

In February 2012, the Company completed a public offering of Common Stock and issued 9,523,810 shares of Common Stock at a purchase price of $2.10 per common share. The offering raised gross proceeds of approximately $20,000,000 and the Company received net proceeds of $18,155,000 after deducting underwriter discounts and offering expenses.

During the year ended December 31, 2012, the Company issued 755,020 shares of Common Stock upon the exercise of stock options and received cash proceeds of approximately $112,000.

During the year ended December 31, 2012, the Company issued 1,779,716 shares of Common Stock upon the exercise of warrants, including warrants to purchase 1,865,670 shares of Common Stock exercised through cashless exercise provisions and warrants to purchase 852,946 shares of Common Stock exercised for cash, providing cash proceeds of $1,129,000.

During 2012, the Company issued 15,000 unregistered shares with a fair value of approximately $25,000 to an investor relations firm in exchange for services provided.

During the year ended December 31, 2012, the Company issued 47,105 shares of common stock with a fair value of $91,524 to the Company’s 401(k) plan as a matching contribution.

In December 2011, the Company completed a private placement with an investor that raised $2,000,000 of net proceeds. In this transaction the Company issued 980,392 shares of unregistered common stock and a warrant to purchase 343,137 shares exercisable at $03.06 per share with a five year term. The warrant was recorded as a debit and credit to additional paid-in capital.

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

Common Stock Reserves

As of December 31, 2012, the Company had the following reserves established for the future issuance of Common Stock as follows:

Reserves for the exercise of warrants	15,723,504
Reserves for the exercise of stock options	10,123,985

Total Reserves	25,847,489

11.	DERIVATIVE INSTRUMENTS

Certain warrants outstanding have provisions that include anti-dilution protection and, under certain conditions, grant the right to the holder to request the Company to repurchase the warrant. Accordingly, these warrants are accounted for as derivative liabilities. The Company uses the Black-Scholes option

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

DERIVATIVE INSTRUMENTS (continued)

pricing model and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at December 31, 2012 and 2011 was $14,584,818 and $35,473,230, respectively and is included as a derivative warrant liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a derivatives gain or loss. The warrant derivative gains (losses) are non-cash income (expenses) and for the years ended December 31, 2012 and 2011 $17,479,674 and $(26,065,579) respectively were included in other income (expense) in the consolidated statements of operations.

The assumptions used principally in determining the fair value of warrants were as follows:

	As of December 31,
	2012	2011
Risk free interest rate	0.32-0.35%	0.52-0.58%
Expected dividend yield	0%	0%
Contractual term	2.7-2.9 years	3.7-3.9 years
Expected volatility	73%	79%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period. The table below presents the changes in derivative warrant liability during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Balance at beginning of year	$35,473,230	$10,647,190
Increase (decrease) in the fair value of the warrants	(17,479,674)	26,065,579
Reduction in derivative liability due to exercise of warrants	(3,408,738)	(1,239,539)

Balance at end of year	$14,584,818	$35,473,230

12.	STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of December 31, 2012, there were options to purchase an aggregate of 3,630,756 shares of Common Stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the 2010 Equity Incentive Plan, (the “2010 Plan”). The Company’s shareholders approved amendments to the 2010 Plan on August 3, 2011 and May 30, 2012 to increase the number of shares available for issuance under the 2010 Plan. The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. As of December 31, 2012, the number of shares authorized for issuance under the 2010 Plan, as amended was 6,500,000 shares. As December 31, 2012, there were options to purchase an aggregate of 5,017,512 shares of Common Stock outstanding under the 2010 Plan and 1,475,717 shares available for future grants under the 2010 Plan. Options issued under the 2007 Plan and the 2010 Plan (collectively the “Plans”) are exercisable for up to 10 years from the date of issuance.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

STOCK OPTIONS (continued)

Share-based compensation

For stock options issued and outstanding for the years ended December 31, 2012 and 2011, the Company recorded non-cash, stock-based compensation expense of $1,232,959 and $921,512, respectively, net of forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to its limited operating history and limited number of sales of its Common Stock, the Company estimated its volatility in consideration of a number of factors including the volatility of comparable public companies. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations within the valuation model. The expected term of options granted under the Plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (10 years) and the vesting period (generally 48 months). For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The assumptions used principally in determining the fair value of options granted were as follows:

	December 31,
	2012	2011
Risk-free interest rate	0.62-1.23%	0.97-3.05%
Expected dividend yield	0%	0%
Expected term (employee grants)	6.25	6.25
Expected volatility	75%	49%

A summary of option activity as of December 31, 2012 and changes for the year then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,302,893	$0.76
Granted	4,446,000	$2.03
Forfeited	(1,345,605)	$2.03
Exercised	(755,020)	$0.15

Outstanding at December 31, 2012	8,648,268	$1.27	7.90	$5,616,414

Vested at December 31, 2012	3,882,733	$0.68	6.27	$4,407,390

The weighted average grant-date fair value of options granted during years ended December 31, 2012 and 2011 was $1.28 and $1.14 per share, respectively. The total fair value of options that vested in years ended December 31, 2012 and 2011, was $1,186,098 and $1,324,325, respectively. As of December 31, 2012, there was approximately $3,987,404 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.07 years at December 31, 2012.

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

13.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at December 31, 2012:

Year Issued	Classification	Number of Warrants	Exercise Price	Date of Expiration
2010	Derivative	13,387,994	$1.40	10/26/2015-12/3/2015
2010	Derivative	1,940,157	$1.00	9/26/2015-12/3/2015
2011	Equity	16,071	$1.40	6/17/2018
2011	Equity	343,137	$3.06	12/21/2016
2012	Equity	36,145	$1.66	10/5/2019

Total		15,723,504

Weighted average exercise price			$1.36

Weighted average life in years				2.9

14.	EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “Plan”) covering all employees. Employees must be 21 years of age in order to participate in the Plan. Under the Plan, the Company has the option to make matching contributions. For the years ended December 31, 2012 and 2011, the Company made matching contributions in the form of shares of common stock. For the year ended December 31, 2012 and 2011, the Company issued 47,105 and 39,848 shares of common stock, respectively, and related fair values of $91,524 and $41,662, respectively, were recorded as expense in the Statement of Operations.

15.	INTELLECTUAL PROPERTY LICENSE

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

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

16.	COMMITMENTS AND CONTINGENCIES

On November 29, 2011 and as amended on September 17, 2012, the Company entered into a commercial lease for 26,150 square feet of office, laboratory and manufacturing space in Cambridge, Massachusetts (“Cambridge Lease”). The term of this lease is six years and three months, with one five-year extension option. The terms of the lease requires a standby letter of credit, as amended, in the amount of $311,000 (see Note 1).

The Cambridge Lease contains rent holidays and rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term and record the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of December 31, 2012, the amount of deferred rent liability is $310,076 and is included in Accrued expenses.

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

If any of the above criteria are not met, the Company considers the assets to be lessee assets, which are recorded as leasehold improvements in the balance sheet and payments received from the lessor to fund any portion of the cost of lessee assets are accounted for as lease incentives. Assets considered to be lessor assets are not reflected in the Company’s Consolidated Balance Sheets. To the extent that the Company paid for such lessor assets and was not reimbursed through construction allowances, such net payments are recorded as leasehold improvements, which are amortized to rent expense over the lease term. As of December 31, 2012, such leasehold improvements totaled $298,222.

Pursuant to the terms of the non-cancelable lease agreements in effect at December 31, 2012, the future minimum rent commitments are as follows:

Year Ended December 31,
2013	1,168,659
2014	1,198,265
2015	1,237,533
2016	1,263,642
2017	1,294,859
2018	1,045,752

Total	$7,208,710

Total rent expense for the years ended December 31, 2012 and 2011, including month-to-month leases, was $758,000 and $357,000, respectively.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

COMMITMENTS AND CONTINGENCIES (continued)

Other Commitments

In January 2012, the Company entered into a research contract with the Geisenger Health System under which the Company is obligated to pay Geisenger $150,000 for a pre-clinical study that will evaluate the Company’s hydrogel for the treatment of peripheral nerve injuries. During the first quarter of 2012, the Company made an up-front payment of $60,000 for this study and expensed this cost to Research and Development. The Company did not make any other payments under this contract during fiscal year 2012.

17.	SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company received insurance proceeds of approximately $1,100,000 from a settlement of a business interruption claim that covered the disruption of the Company’s operations at its Cambridge, MA facility caused by water damage that occurred in November 2012. The insurance settlement will be recorded as a reduction of Research and Development Expense in the Statement of Operations for the three months ending March 31, 2013.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including Frank M. Reynolds, our chief executive and chief financial officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

With the participation of Frank M. Reynolds, our chief executive and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Independent Public Accounting Firm’s Report on Internal Control over Financial Reporting

The independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of InVivo Therapeutics Holdings Corp.:

We have audited InVivo Therapeutics Holdings Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, InVivo Therapeutics Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InVivo Therapeutics Holdings Corp. as of December 31, 2012

and 2011, and the related consolidated statements of operations, changes stockholders’ deficit and cash flows for the periods then ended, and our report dated March 11, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 11, 2013

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the information regarding directors, executive officers and corporate governance included in our proxy statement for our 2013 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the information regarding executive compensation included in our proxy statement for our 2013 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the information regarding security ownership of certain beneficial owners and management and related stockholder matters included in our proxy statement for our 2013 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the information regarding certain relationships and related transactions and director independence included in our proxy statement for our 2013 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the information regarding principal accounting fees and services included in our proxy statement for our 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: March 12, 2013	By:	/s/ Frank M. Reynolds
Name: Frank M. Reynolds
Title: Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank M. Reynolds Frank M. Reynolds	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	March 12, 2013

/s/ George Nolen George Nolen	Director	March 12, 2013

/s/ Kenneth DiPietro Kenneth DiPietro	Director	March 12, 2013

/s/ Richard J. Roberts Richard J. Roberts	Director	March 12, 2013

/s/ Adam K. Stern Adam K. Stern	Director	March 12, 2013

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated October 4, 2010 , by and between Design Source, Inc. and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 6, 2010 ).

2.2	Agreement and Plan of Merger and Reorganization, dated as of October 26, 2010 , by and among InVivo Therapeutics Holdings Corp. (f/k/a Design Source, Inc.), a Nevada corporation, InVivo Therapeutics Acquisition Corp., a Delaware corporation and InVivo Therapeutics Corporation, a Delaware corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

2.3	Certificate of Merger (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

3.1	Articles of Incorporation of InVivo Therapeutics Holdings Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 14, 2010).

3.2	Amended and Restated Bylaws of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 24, 2012).

4.1	Form of Bridge Warrant of InVivo Therapeutics Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

4.2	Form of Investor Warrant of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

4.3(i)	Form of Warrant of InVivo Therapeutics Holdings Corp. ($01.00 exercise price) issued to Placement Agent (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010 .)

4.3(ii)	Form of Warrant of InVivo Therapeutics Holdings Corp. ($01.40 exercise price) issued to Placement Agent (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010 .)

4.4	Form of Warrant of InVivo Therapeutics Holdings Corp. issued to Bridge Lenders (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

4.5	Form of Lock-Up Agreement (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010 ..)

4.6	Warrant dated June 17, 2011 issued to Square 1 Bank (incorporated by reference from Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 15, 2012)

4.7	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 15, 2012).

4.8	Warrant dated October 5, 2012 issued to Massachusetts Development Finance Agency (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 15, 2012

10.1	Form of Securities Purchase Agreement between InVivo Therapeutics Corporation and the Bridge Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on
Form 8-K, as filed with the SEC on November 1, 2010 ).

10.2	Escrow Agreement, by and among InVivo Therapeutics Corp., InVivo Therapeutics Holdings Corp. and Signature Bank (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-171998), as filed with the SEC on February 1, 2011).

10.3	Form of Subscription Agreement, by and between InVivo Therapeutics Holdings Corp. and the investors in the offering (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010 .)

10.4	Form of Registration Rights Agreement, by and between InVivo Therapeutics Holdings Corp. and the investors in the offering (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

10.5	Split-Off Agreement, by and among InVivo Therapeutics Holdings Corp., DSource Split Corp., Peter Reichard, Lawrence Reichard and Peter Coker (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

10.6	General Release Agreement, dated as of October 26, 2010 , by and among InVivo Therapeutics Corp., DSource Split Corp., Peter Reichard, Lawrence Reichard and Peter Coker (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

10.7(i)*	Amended and Restated Executive Employment Agreement by and between InVivo Therapeutics Holdings Corp. and Frank Reynolds, dated March 15, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 17, 2011).

10.7(ii)*	Amended and Restated Executive Employment Agreement by and between InVivo Therapeutics Holdings Corp. and Frank Reynolds, dated March 5, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 8, 2012).

10.8*	Employment Agreement between Christopher Pritchard and InVivo Therapeutics Corp. (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

10.9*	InVivo Therapeutics Corp. 2007 Stock Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

10.10*	InVivo Therapeutics Holdings Corp. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

10.11*	Amendment No. 1 to the InVivo Therapeutics Holdings Corp. 2010 Equity Incentive Plan (incorporated by reference from Appendix IV to the Company’s Definitive Proxy Statement, as filed with the SEC on July 19, 2011).

10.12(i)*	Form of Incentive Stock Option Agreement by and between InVivo Therapeutics Corp. and participants under the 2007 Stock Incentive Plan (incorporated by reference from Exhibit 10.11(i) to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

10.12(ii)*	Form of Non-Qualified Stock Option Agreement by and between InVivo Therapeutics Corp. and participants under the 2007 Stock Incentive Plan (incorporated by reference from Exhibit 10.11(ii) to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

10.13(i)*	Form of Incentive Stock Option Agreement by and between InVivo Therapeutics Holdings Corp. and participants under the 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.12(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 , as filed with the SEC on March 24, 2011).

10.13(ii)*	Form of Non-Qualified Stock Option Agreement by and between InVivo Therapeutics Holdings Corp. and participants under the 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.12(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 , as filed with the SEC on March 24, 2011).

10.14	Form of Scientific Advisory Board Agreement entered into by InVivo Therapeutics Corp. (incorporated by reference from Exhibit 10.13 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

10.15	License Agreement dated July 2007 between InVivo Therapeutics Corporation and Children’s Medical Center Corporation (incorporated by reference from Exhibit 10.1 to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011, as filed with the SEC on July 18, 2011).

10.16	Amendment One to the License Agreement, dated May 12, 2011, by and between Children’s Medical Center Corporation and InVivo Therapeutics Corporation (incorporated by reference from Exhibit 10.22 to the Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-171998), as filed with the SEC on July 19, 2011).

10.17	Finder’s Fee Agreement dated August 18, 2010 , between InVivo Therapeutics Corporation and Placement Agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010 .)

10.18	Placement Agent Agreement dated October 4, 2010 , between InVivo Therapeutics Corp. and Placement Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010 .)

10.19	Finder’s Fee Agreement dated October 26, 2010 , between InVivo Therapeutics Corp. and Placement Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010 .)

10.20	Master Services Agreement dated October 26, 2010 , between InVivo Therapeutics Corp. and Placement Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 9, 2010 .)

10.21	Founders’ Agreement among InVivo Therapeutics Corporation, Francis M. Reynolds, Robert Langer and Yang Teng dated November 1, 2006 (incorporated by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010 ).

10.22	Form of Indemnification Agreement, as executed by Frank M. Reynolds, George Nolen, Christi M. Pedra, Richard J. Roberts and Adam K. Stern (incorporated by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-171998), as filed with the SEC on February 1, 2011).

10.23*	InVivo Therapeutics Holdings Corp. Director Compensation Plan, adopted December 10, 2010 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 , as filed with the SEC on March 24, 2011).

10.24*	Employment Offer Letter from the Company to Dr. Edward D. Wirth III, dated September 24, 2011 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 14, 2011).

10.25	Lease Agreement, dated November 29, 2011, between InVivo Therapeutics Corporation and RB Kendall Fee, LLC (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-178584), as filed with the SEC on December 16, 2011).

10.26	Lease Guaranty, dated November 30, 2011, by InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-178584), as filed with the SEC on December 16, 2011).

10.27	Securities Purchase Agreement, dated December 21, 2011, by and between the Company and Ingenieria E Inversiones Ltda. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 22, 2011).

10.28	Common Stock Purchase Warrant dated December 21, 2011 and issued by the Company to Ingenieria E Inversiones Ltda. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 22, 2011).

10.29*	InVivo Therapeutics Holdings Corp. Annual Cash Bonus Plan for Executive Officers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 8, 2012).

10.30*	InVivo Therapeutics Holdings Corp. 2010 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Schedule 14A Proxy Statement, as filed with the SEC on April 19, 2012).

10.31	Amendment to Lease Agreement between InVivo Therapeutics Corporation and RB Kendall Fee, LLC, dated September 17, 2012.

10.32	Promissory Note dated October 5, 2012 in favor of Massachusetts Development Finance Agency (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on From 8-K, as filed with the SEC on October 9, 2012).

21	Subsidiaries of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

23.1	Consent of Wolf & Company, P.C.

31.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.