Form 10-Q
period 2013-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2013-05-09
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

As of May 3, 2013, 70,175,190 shares of the registrant’s Common Stock $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the period ended March 31, 2013

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

1. Legal Proceedings	18
1A. Risk Factors	18
2. Unregistered Sales of Equity Securities and Use of Proceeds	18
3. Defaults Upon Senior Securities	19
4. Mine Safety Disclosures	19
5. Other Information	19
6. Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Balance Sheets

	As of
	March 31, 2013	December 31, 2012
	Unaudited
ASSETS:

Current assets:
Cash and cash equivalents	$10,300,993	$12,825,090
Restricted cash	601,381	601,351
Prepaid expenses	206,748	143,867

Total current assets	11,109,122	13,570,308

Property, equipment and leasehold improvements, net	2,559,783	2,311,942
Other assets	173,900	179,415

Total assets	$13,842,805	$16,061,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$1,082,885	$1,152,550
Capital lease payable-current portion	27,420	32,606
Derivative warrant liability	24,557,208	14,584,818
Accrued expenses	709,522	1,021,275

Total current liabilities	26,377,035	16,791,249

Loan payable	1,800,000	1,578,000
Capital lease payable-less current portion	—	2,799

Total liabilities	28,177,035	18,372,048

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.00001 par value, authorized 200,000,000 shares at March 31, 2013 and December 31, 2012; issued and outstanding and 66,193,229 and 65,881,122 shares at March 31, 2013 and December 31, 2012, respectively	662	659
Additional paid-in capital	42,144,746	40,842,339
Deficit accumulated during the development stage	(56,479,638)	(43,153,381)

Total stockholders’ deficit	(14,334,230)	(2,310,383)

Total liabilities and stockholders’ deficit	$13,842,805	$16,061,665

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (inception) to March 31,
	2013	2012	2013

Operating expenses:
Research and development	$1,213,483	$940,553	$16,473,112
General and administrative	1,637,983	1,520,212	16,293,176

Total operating expenses	2,851,466	2,460,765	32,766,288

Operating loss	(2,851,466)	(2,460,765)	(32,766,288)

Other income (expense):
Other income	—	—	383,000
Interest income	2,580	2,437	57,813
Interest expense	(28,555)	(5,006)	(1,166,612)
Derivatives gain (loss)	(10,448,816)	5,613,206	(22,987,303)

Other income (expense), net	(10,474,791)	5,610,637	(23,713,102)

Net income (loss)	$(13,326,257)	$3,149,872	$(56,479,390)

Net income (loss) per share, basic	$(0.20)	$0.05	$(1.55)

Net income (loss) per share, diluted	$(0.20)	$0.05	$(1.55)

Weighted average number of common shares outstanding, basic	66,043,378	58,004,471	36,379,256

Weighted average number of common shares outstanding, diluted	66,043,378	69,008,549	36,379,256

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (inception) to March 31,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$(13,326,257)	$3,149,872	$(56,479,390)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	166,490	42,570	771,010
Non-cash derivatives (gain) loss	10,448,816	(5,613,206)	22,987,303
Non-cash interest expense	—	—	984,704
Common stock issued to 401(k) plan	53,449	—	186,635
Common stock issued for services	—	(11,700)	234,201
Share-based compensation expense	431,966	237,542	3,465,277
Changes in operating assets and liabilities:			—
Restricted cash	(30)	(315,025)	(601,381)
Prepaid expenses	(62,881)	(172,241)	(217,427)
Other assets	1,140	—	(198,860)
Accounts payable	(69,665)	(31,516)	1,082,885
Accrued interest payable	—	—	(15,256)
Accrued expenses	(311,753)	(448,291)	709,522

Net cash used in operating activities	(2,668,725)	(3,161,995)	(27,090,777)

Cash flows from investing activities:
Purchases of property and equipment	(409,956)	(41,415)	(3,181,517)

Net cash used in investing activities	(409,956)	(41,415)	(3,181,517)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,181,000
Proceeds from convertible bridge notes	—	—	500,000
Principal payments on capital lease obligation	(7,985)	(10,054)	(66,120)
Proceeds from loans payable	222,000	—	2,120,733
Repayment of loans payable	—	(12,645)	(320,733)
Proceeds from issuance of common stock and warrants	340,569	18,467,493	34,158,407

Net cash provided by financing activities	554,584	18,444,794	40,573,287

Increase (decrease) in cash and cash equivalents	(2,524,097)	15,241,384	10,300,993

Cash and cash equivalents at beginning of period	12,825,090	4,363,712	—

Cash and cash equivalents at end of period	$10,300,993	$19,605,096	$10,300,993

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Concluded)

(Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (inception) to March 31,
	2013	2012	2013

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$27,415	$3,415	$183,324

Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$504,597

Asset acquired through capital lease obligation	$—	$—	$93,540

Beneficial conversion feature on convertible and bridge notes payable	$—	$—	$134,410

Fair value of warrants issued with bridge notes payable	$—	$—	$178,726

Fair value of warrants issued in connection with loan agreement	$—	$—	$41,967

Issuance of founders shares	$—	$—	$248

Reclassification of derivative warrant liability to additional paid-in capital	$476,426	$859,084	$5,124,703

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended March 31, 2013 (Unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 12, 2013. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2013 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

2.	CASH AND CASH EQUIVALENTS

As of March 31, 2013, the Company held $10,301,000, in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company’s cash equivalents are in money market funds. Cash and cash equivalents consist of the following:

	March 31, 2013	December 31, 2012
Cash	$238,235	$209,380
Money market fund	10,062,758	12,615,710

Total cash and cash equivalents	$10,300,993	$12,825,090

3.	RESTRICTED CASH

Restricted cash of $601,000 represents $290,000 of security deposits related to the Company’s credit card account and a $311,000 cash account securing a standby letter of credit in favor of a landlord (see Note 5).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$24,557,208	$—	$24,557,208

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$14,584,818	$—	$14,584,818

5.	COMMITMENTS

Operating Lease Commitment

On November 29, 2011 and as amended on September 17, 2012, the Company entered into a commercial lease for 26,150 square feet of office, laboratory and manufacturing space in Cambridge, Massachusetts (“Cambridge Lease”). The term of this lease is six years and three months, with one five-year extension option. The terms of the lease requires a standby letter of credit, as amended, in the amount of $311,000 (see Note 3).

The Cambridge Lease contains rent holidays and rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term and record the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of March 31, 2013, the amount of deferred rent liability is $317,656 and is included in Accrued expenses.

It is the Company’s policy to assess whether improvements made to the space rented under operating leases should be accounted for as lessor or lessee assets. If the landlord/lessor makes the improvements and presents the Company with the finished space on a “turnkey” basis, the Company views the assets as being lessor assets. When the Company does the remodeling work and receives an allowance that may or may not cover all the costs, the Company makes a judgment as to the classification between lessor and lessee assets. The Company considers an asset to be a lessor asset if all of the following criteria are met:

•	the lease specifically requires the lessee to make the improvement,

•	the improvement is fairly generic,

•	the improvement increases the fair value of the property to the lessor, and

•	the useful life of the improvement is longer than our lease term.

If any of the above criteria are not met, the Company considers the assets to be lessee assets, which are recorded as leasehold improvements in the balance sheet and payments received from the lessor to fund any portion of the cost of lessee assets are accounted for as lease incentives. Assets considered to be lessor assets are not reflected in the Company’s Consolidated Balance Sheets. To the extent that the Company paid for such lessor assets and was not reimbursed through construction allowances, such net payments are recorded as leasehold improvements, which are amortized to rent expense over the lease term. As of March 31, 2013, such leasehold improvements totaled $306,839.

Pursuant to the terms of the non-cancelable lease agreements in effect at March 31, 2013, the future minimum rent commitments are as follows:

Year Ended December 31,
2013	$882,867
2014	1,202,585
2015	1,242,559
2016	1,268,708
2017	1,294,859
2018	1,049,420

Total	$6,940,998

Total rent expense for the three months ended March 31, 2013 and 2012, including month-to-month leases, was $298,446 and $101,236, respectively.

Other Commitments

In January 2012, the Company entered into a research contract with the Geisenger Health System under which the Company is obligated to pay Geisenger $150,000 for a pre-clinical study that will evaluate the Company’s hydrogel for the treatment of peripheral nerve injuries. During the first quarter of 2012, the Company made an up-front payment of $60,000 for this study and expensed this cost to Research and Development. For the three months ended March 31, 2013, the Company did not accrue or pay any amounts under this contract.

6.	Capital Lease Payable

In February 2011, the Company entered into a capital lease agreement under which the Company leased certain laboratory equipment. Capital lease obligation consisted of the following:

	March 31, 2013	December 31, 2012

Capital lease payable	$27,420	$35,405
Less: current portion	(27,420)	(32,606)

	$—	$2,799

The total value of the laboratory equipment acquired under this capital lease agreement was $124,151 including a down payment of approximately $31,000. The capital lease is payable in monthly installments of $2,812 payable over thirty six months with the final payment due in January 2014. For the three months ended March 31, 2013 and 2012, interest expense recorded on the capital lease was $451 and $1,192, respectively. For the three months ended March 31, 2013 and 2012, depreciation expense on the assets under capital lease was $6,207 and $6,207, respectively. The net book value at March 31, 2013 was $70,352.

7.	LOANS PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”) from the Commonwealth of Massachusetts’s Emerging Technology fund. The loan agreement provides the Company with a $2,000,000 line of credit, with $200,000 to be used for working capital purposes and the remainder of which is to be used for the purchase of capital equipment. The annual interest rate is fixed at 6.5% with interest payments only commencing on November 1, 2012 for the first thirty months and then equal interest and principal payments over the next fifty-four months with the final maturity on October 5, 2019. Based on the $1,800,000 balance outstanding as of March 31, 2013, equal monthly principal payments of $33,333 will be due commencing on May 1, 2015. Therefore, for the years ending December 31, 2015, 2016, 2017 and thereafter, principal payments of approximately $267,000, $400,000, $400,000 and $733,000, respectively, will be due. In September 2012, the Company was assessed commitment fees totaling $15,000, which was charged to interest expense. In October 2012 as part of the commitment fee, the Company issued MassDev a warrant for the purchase of 36,145 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.66 per share. The fair value of the warrant was determined to be $31,916 and was recorded as a deferred financing cost and is being amortized to interest expense over a seven year period commencing in October 2012. Amortization of the deferred financing cost for the three months ended March 31, 2013 was $1,140 and was included in interest expense. The equipment line of credit is secured by substantially all the assets of the Company excluding intellectual property. Interest expense related to this loan was $26,043 for the three months ended March 31, 2013.

In June 2011, the Company entered into a loan agreement with a bank. The loan agreement had provided the Company with a $1,000,000 line of credit for the purchase of capital equipment. The annual interest rate was the greater of 6.75% or 3.50% above the Prime Rate. Borrowings were repayable in equal monthly installments over a thirty six month period. The Company was assessed commitment fees totaling $10,000 and issued the bank a warrant for the purchase of 16,071 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.40 per share. The fair value of the warrant was determined to be approximately $10,000 and was recorded as a deferred financing cost that was being amortized to interest expense over the life of the loan. Under the terms of the MassDev loan disclosed above, in October 2012 the Company repaid the outstanding balance of $134,372 due to the bank and wrote off the remaining deferred financing costs. Amortization of deferred interest on this loan for the three months ended March 31, 2012 was $2,073 and was included in interest expense. Interest expense related to the loan payable to the bank was $2,239 for the three months ended March 31, 2012.

Loans payable consist of the following:

	March 31, 2013	December 31, 2012

Equipment Loan	$1,800,000	$1,578,000
Less: current portion	—	—

	$1,800,000	$1,578,000

8.	COMMON STOCK

The Company has authorized 200,000,000 shares of Common Stock, $0.00001 par value per share, of which 66,193,229, shares were issued and outstanding as of March 31, 2013 and 65,881,122 shares were issued and outstanding as of December 31, 2012.

During the three months ended March 31, 2013, the Company issued 13,771 shares of Common Stock upon the exercise of stock options and received cash proceeds of approximately $1,000.

During the three months ended March 31, 2013, the Company issued 275,972 shares of Common Stock upon the exercise of warrants, including warrants to purchase 76,743 shares of Common Stock exercised through cashless exercise provisions resulting in the issuance of 29,998 shares and warrants to purchase 245,974 shares of Common Stock exercised for cash, providing cash proceeds of approximately $340,000.

During the three months ended March 31, 2013, the Company issued 22,364 shares of Common Stock with a fair value of $53,449 to the Company’s 401(k) plan as a matching contribution.

9.	DERIVATIVE INSTRUMENTS

Certain warrants outstanding have provisions that include anti-dilution protection and, under certain conditions, grant the right to the holder to require the Company to repurchase the warrant. Accordingly, these warrants are accounted for as derivative liabilities. The Company uses the Black-Scholes option pricing model and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at March 31, 2013 and December 31, 2012 was $24,557,208 and $14,584,818, respectively and is included as a derivative warrant liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a derivatives gain or loss. The warrant derivative gains (losses) are non-cash income (expenses) and for the three months ended March 31, 2013 and 2012 a (loss) gain of $(10,448,816) and $5,613,206, respectively, were included in other income (expense) in the Consolidated Statements of Operations. The assumptions used principally in determining the fair value of warrants were as follows:

March 31, 2013
Risk-free interest rate	0.30%-0.39%
Expected dividend yield	0%
Expected term	2.42-2.68 years
Expected volatility	97.1%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period. The table below presents the changes in derivative warrant liability for the three months ended March 31:

	Three Months Ended March 31,
	2013	2012
Balance at December 31,	$14,584,818	$35,473,230

Increase in the fair value of the warrants	10,448,816	(5,613,206)

Reduction in derivative liability due to exercise of warrants	(476,426)	(859,084)

Balance at March 31,	$24,557,208	$29,000,940

10.	STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2013, there were options to purchase an aggregate of 3,616,985 shares of Common Stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the 2010 Equity Incentive Plan, (the “2010 Plan”). The Company’s shareholders approved amendments to the 2010 Plan on August 3, 2011 and May 30, 2012 to increase the number of shares available for issuance under the 2010 Plan. The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. As of March 31, 2013, the number of shares authorized for issuance under the 2010 Plan, as amended was 6,500,000 shares. As March 31, 2013, there were options to purchase an aggregate of 5,878,641 shares of Common Stock outstanding under the 2010 Plan and 621,359 shares available for future grants under the 2010 Plan. Options issued under the 2007 Plan and the 2010 Plan (collectively the “Plans”) are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For stock options issued and outstanding for the three months ended March 31, 2013 and 2012, the Company recorded non-cash, stock-based compensation expense of $431,966 and $237,542 , respectively, net of forfeitures.

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

The assumptions used principally in determining the fair value of options granted were as follows:

Risk-free interest rate	1.07%-1.85%
Expected dividend yield	0%
Expected term (employee grants)	6.25
Expected volatility	96%

A summary of option activity as of March 31, 2013 and changes for the period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	8,648,268	$1.31

Granted	910,000	$2.35
Forfeited	(48,871)	$1.83
Exercised	(13,771)	$0.07

Outstanding at March 31, 2013	9,495,626	$1.40	7.87	$9,732,750

Vested at March 31, 2013	4,287,215	$0.82	6.27	$6,799,466

The weighted average grant-date fair value of options granted during the three months ended March 31, 2013 was $1.87 per share. The total fair value of options that vested in three months ended March 31, 2013 was $530,386. As of March 31, 2013, there was approximately $5,267,060 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.08 years at March 31, 2013.

11.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at March 31, 2013:

Year Issued	Classification	Number of Warrants	Exercise Price	Date of Expiration
2010	Derivative	13,099,559	$1.40	10/26/2015-12/3/2015
2010	Derivative	1,905,875	$1.00	9/26/2015-12/3/2015
2011	Equity	16,071	$1.40	6/17/2018
2011	Equity	343,137	$3.06	12/21/2016
2012	Equity	36,145	$1.66	10/15/2019

Total		15,400,787

Weighted average exercise price			$1.36

Weighted average life in years				2.62

12.	INSURANCE CLAIM

During the three months ended March 31, 2013, the Company received insurance proceeds of approximately $1,100,000 from the settlement of a business interruption claim that covered the disruption of the Company’s operations at its facility in Cambridge, MA caused by water damage that occurred in November 2012. The insurance settlement reimbursed the Company for costs incurred as a result of the disruption and was recorded as a reduction of Research and Development Expense in the Consolidated Statement of Operations for the three months ending March 31, 2013.

13.	SUBSEQUENT EVENT

On April 8, 2013, the Company commenced a Tender Offer to exchange outstanding warrants issued in 2010 to purchase approximately 15.0 million common shares (“2010 Warrants”) in exchange for new warrants. The 2010 Warrants have exercise prices of $1.40 and $1.00 per share and expire in 2015. The Company is offering new warrants with modified terms that extend the warrant expiration date for an additional two years in exchange for elimination of a provision in the 2010 Warrants that provides anti-dilution protection if shares are sold at prices below the warrant exercise prices. The purpose of the warrant exchange offer is to remove the weighted average anti-dilution provisions from the 2010 Warrants so the Company’s financial statements more closely reflect its operating results and financial condition and to facilitate a listing of the Company’s Common Stock on a national securities exchange. Under generally accepted accounting principles, the currently existing anti-dilution provisions require the 2010 Warrants to be valued and classified as a derivative warrant liability on the consolidated balance sheet, resulting in negative stockholders’ equity.

On May 3, 2013 the Company terminated and revoked the Tender Offer described above with respect to approximately 7.5 million of the investor warrants issued on October 26, 2010, November 10, 2010 and December 3, 2010 (the “Investor Warrants”) outstanding as of May 3, 2013 . Pursuant to the Tender Offer, the Company has the right to terminate the offer with respect to the Investor Warrants only if the closing price of the Company’s common stock equals or exceeds $2.80 per share for twenty consecutive trading days which occurred on May 2, 2013. The Tender Offer with respect to the other 3.4 million remaining eligible warrants will terminate on May 17, 2013.

Since the price of the Company common stock closed at over $2.80 per share for twenty consecutive trading days, the Company also has the right to issue a call notice for the early exercise of the Investor Warrants. On May 3, 2013, the Company issued the call notice and all Investor Warrants that are not exercised by June 3, 2013 will be redeemed at a price equal to the par value of the Company’s common stock. As a result of exercises and redemptions of warrants the derivative warrant liability associated with them will be eliminated. Subsequent to March 31, 2013, the Company has received proceeds of approximately $5.7 million from the exercise of Investor Warrants and if all the remaining Investor Warrants are exercised the Company would receive an additional $10.4 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included in this report and with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1034, as amended. These statements include statements made regarding our commercialization strategy, future operations, capital requirements and other statements on our strategy, financial position, plans, and market trends. In some cases, you can idenfity forward-looking statements by terms such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report, including factors such as the Company’s ability to execute its strategy, regulatory approval of the Company’s products, market acceptance of the Company’s products, and other factors detailed under “Risk Factors” in Item 1A of the Company’s 2012 Annual Report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Recent Developments

In April 2013, the United States Food and Drug Administration (“FDA) approved the Company’s Investigational Device Exemption to begin a human clinical trial with its biopolymer scaffolding to treat five patients with acute SCI. Also in April 2013, the FDA approved the Company’s request for Humanitarian Use Device (“HUD” )status for this product. HUD designation covers devices that treat rare diseases and conditions. The Company expects to file with the FDA for marketing approval under a Humanitarian Device Exemption, pending the results of the human clinical study.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from our 2012 Annual Report.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

Research and Development Expenses

Research and development expenses consist primarily of payments to contract research and development companies and payroll. Research and development expenses increased by approximately $272,000 to approximately $1,213,000 for the three months ended March 31, 2013 from approximately $941,000 for the three months ended March 31, 2012. The increase in expenses is primarily attributable to increased research and development activity and the resulting increases as follows: compensation cost of $363,000 due to both additional staffing and pay raises; an increase in preclinical costs of $382,000; an increase in stock compensation expense of $215,000; and an increase in rent and facility costs of $211,000. These cost increases were offset by $1,100,000 of proceeds from a settlement of a business interruption claim that was recorded as a reduction of Research and Development expenses for the three months ended March 31, 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services. General and administrative expenses increased by approximately $145,000 to approximately $1,665,000 for the three months ended March 31, 2013 from approximately $1,520,000 for the three months ended March 31, 2012. The increase in expenses is primarily attributable to an increase in compensation costs of $261,000 due to additional staffing and pay raises and an increase of rent and facility costs of $106,000, offset by a decrease in travel and meeting conference costs of $140,000 and a decrease in investor relations costs of $124,000.

Interest Expense

Interest expense increased by $24,000 to approximately $29,000 for the three months ended March 31, 2013 from $5,000 for the three months ended March 31, 2012. The increase in interest expense is mainly due to an increase in borrowing under the loan payable.

Derivatives Gain (Loss)

Derivatives loss increased by approximately $16,062,000 to a loss of approximately $10,449,000 for the three months ended March 31, 2013 from a gain of approximately $5,613,000 for the three months ended March 31, 2012. The increase in this non-cash loss during the three months ended March 31, 2013 reflects the increase in the fair value of derivative warrant liability due primarily to the increase in the fair value of the underlying Common Stock.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company has experienced negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At March 31, 2013, the deficit accumulated during the development stage was approximately $56,480,000.

At March 31, 2013, we had total current assets of approximately $11,109,000 and current liabilities of approximately $26,377,000 resulting in a working capital deficit of approximately $15,268,000. At March 31, 2013, the Company had total assets of approximately $13,843,000 and total liabilities of approximately $28,177,000, resulting in a stockholders’ deficit of approximately $14,334,000.

Net cash used by operating activities for the three months ended March 31, 2013 was approximately $2,669,000. The operating loss used approximately $2,877,000, decreases in accounts payable and accrued expenses used approximately $381,000, non-cash stock share based compensation provided approximately $432,000 and depreciation and amortization provided approximately $166,000. Significant commitments that will require the use of cash in operating activities in future periods include obligations under operating leases. Gross committed lease obligations amount to approximately $6,941,000. Total commitments due for the remainder of fiscal 2013 under operating leases are approximately $883,000.

Net cash used by investing activities for the three months ended March 31, 2013 totaled approximately $410,000 for purchases of capital equipment.

Net cash provided by financing activities was approximately $555,000 for the three months ended March 31, 2013, due to $341,000 from the exercise of stock options and warrants and $214,000 from loans and capital leases, net of repayments.

At March 31, 2013, the Company had cash of approximately $10,301,000, which the Company expects to be sufficient to meet its operating and capital requirements into the first quarter of 2014. However, the Company will need to raise substantial additional capital in the future to complete clinical trials, obtain marketing approvals and commercialize its products, potentially through debt or equity financings. The sale of debt or equity securities may cause dilution to existing stockholders. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would materially adversely affect our results of operations.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 9, 2013	By:	/s/ Frank M. Reynolds
		Name:	Frank M. Reynolds
		Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1/31.2	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.