Form 10-Q
period 2013-06-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2013-08-07
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

As of August 1, 2013, 78,577,431 shares of the registrant’s Common Stock $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the period ended June 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	As of
	June 30, 2013	December 31, 2012
ASSETS:

Current assets:
Cash and cash equivalents	$22,232,348	$12,825,090
Restricted cash	601,411	601,351
Prepaid expenses	220,662	143,867

Total current assets	23,054,421	13,570,308

Property, equipment and leasehold improvements, net	2,593,657	2,311,942
Other assets	168,385	179,415

Total assets	$25,816,463	$16,061,665

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current liabilities:
Accounts payable	$874,692	$1,152,550
Capital lease payable-current portion	19,326	32,606
Derivative warrant liability	—	14,584,818
Accrued expenses	663,062	1,021,275

Total current liabilities	1,557,080	16,791,249

Loan payable-less current portion	1,920,000	1,578,000
Capital lease payable-less current portion	—	2,799

Total liabilities	3,477,080	18,372,048

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, authorized 200,000,000 shares at June 30, 2013 and December 31, 2012; issued and outstanding 78,350,361 and 65,881,122 shares at June 30, 2013 and December 31, 2012, respectively.	784	659
Additional paid-in capital	93,104,022	40,842,339
Deficit accumulated during the development stage	(70,765,423)	(43,153,381)

Total stockholders’ equity (deficit)	22,339,383	(2,310,383)

Total liabilities and stockholders’ equity (deficit)	$25,816,463	$16,061,665

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Month Ended June 30,		November 28, 2005 (inception) to June 30,
	2013	2012	2013	2012	2013

Operating expenses:
Research and development	$2,590,858	$1,307,395	$3,804,341	$2,247,948	$19,063,970
General and administrative	2,481,176	1,447,668	4,119,159	2,967,880	18,774,352

Total operating expenses	5,072,034	2,755,063	7,923,500	5,215,828	37,838,322

Operating loss	(5,072,034)	(2,755,063)	(7,923,500)	(5,215,828)	(37,838,322)

Other income (expense):
Other income	—	—	—	—	383,000
Interest income	6,331	12,344	8,911	14,781	64,144
Interest expense	(32,800)	(10,687)	(61,355)	(15,693)	(1,199,412)
Modification of warrants	(764,769)	—	(764,769)	—	(764,769)
Derivatives gain (loss)	(8,422,513)	4,954,238	(18,871,329)	10,567,444	(31,409,816)

Other income (expense), net	(9,213,751)	4,955,895	(19,688,542)	10,566,532	(32,926,853)

Net income (loss)	$(14,285,785)	$2,200,832	$(27,612,042)	$5,350,704	$(70,765,175)

Net income (loss) per share, basic	$(0.20)	$0.03	$(0.40)	$0.09	$(1.88)

Net income (loss) per share, diluted	$(0.20)	$0.03	$(0.40)	$0.07	$(1.88)

Weighted average number of common shares outstanding, basic	72,389,679	64,105,886	69,234,059	61,055,069	37,561,843

Weighted average number of common shares outstanding, diluted	72,389,679	74,279,084	69,234,059	71,621,568	37,561,843

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Period from November 28, 2005 (inception) to
	2013	2012	June 30, 2013
Cash flows from operating activities:
Net income (loss )	$(27,612,042)	$5,350,704	$(70,765,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	353,163	96,808	957,683
Non-cash derivatives (gain) loss	18,871,329	(10,567,444)	31,409,816
Non-cash interest expense	—	—	984,704
Non-cash loss from modification of warrants	764,769	—	764,769
Common stock issued to 401(k) plan	98,633	42,204	231,819
Common stock issued for services	—	24,750	234,201
Share-based compensation expense	1,627,191	767,955	4,660,502
Changes in operating assets and liabilities:
Restricted cash	(60)	(111,836)	(601,411)
Prepaid expenses	(76,795)	(358,806)	(231,341)
Other assets	2,280	—	(197,720)
Accounts payable	(277,858)	9,768	874,692
Accrued interest payable	—	—	(15,256)
Accrued expenses	(358,213)	(328,507)	663,062

Net cash used in operating activities	(6,607,603)	(5,074,404)	(31,029,655)

Cash flows from investing activities:
Purchases of property and equipment	(626,128)	(252,290)	(3,397,689)

Net cash used in investing activities	(626,128)	(252,290)	(3,397,689)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,181,000
Proceeds from convertible bridge notes	—	—	500,000
Principal payments on capital lease obligation	(16,079)	(15,148)	(74,214)
Proceeds from loans payable, net	342,000	143,711	1,920,000
Proceeds from issuance of common stock and warrants	16,315,068	18,871,045	50,132,906

Net cash provided by financing activities	16,640,989	18,999,608	56,659,692

Increase in cash and cash equivalents	9,407,258	13,672,914	22,232,348

Cash and cash equivalents at beginning of period	12,825,090	4,363,712	—

Cash and cash equivalents at end of period	$22,232,348	$18,036,626	$22,232,348

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Concluded)

(Unaudited)

	Six Months Ended, June 30,		Period from November 28, 2005 (inception) to June 30,
	2013	2012	2013

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$59,075	$7,746	$214,984

Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$504,597

Asset acquired through capital lease obligation	$—	$—	$93,540

Beneficial conversion feature on convertible and bridge notes payable	$—	$—	$134,410

Fair value of warrants issued with bridge notes payable	$—	$—	$178,726

Fair value of warrants issued in connection with loan agreement	$—	$—	$41,967

Issuance of founders shares	$—	$—	$248

Reclassification of derivative warrant liability to additional paid-in capital	$33,456,147	$1,377,904	$38,104,424

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended June 30, 2013 (Unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 12, 2013. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2013 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

2.	CASH AND CASH EQUIVALENTS

As of June 30, 2013, the Company held $22,232,000 in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company’s cash equivalents are in money market funds. Cash and cash equivalents consist of the following:

	June 30, 2013	December 31, 2012

Cash	$81,242	$209,380
Money market fund	22,151,106	12,615,710

Total cash and cash equivalents	$22,232,348	$12,825,090

3.	RESTRICTED CASH

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

There were no assets or liabilities measured at fair value on a recurring basis at June 30, 2013.

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

The Cambridge Lease contains rent holidays and rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term and record the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of June 30, 2013, the amount of deferred rent liability is $325,000 and is included in accrued expenses.

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

If any of the above criteria are not met, the Company considers the assets to be lessee assets, which are recorded as leasehold improvements in the balance sheet and payments received from the lessor to fund any portion of the cost of lessee assets are accounted for as lease incentives. Assets considered to be lessor assets are not reflected in the Company’s Consolidated Balance Sheets. To the extent that the Company paid for such lessor assets and was not reimbursed through construction allowances, such net payments are recorded as leasehold improvements, which are amortized to rent expense over the lease term. As of June 30, 2013, such leasehold improvements totaled $311,852.

Pursuant to the terms of the non-cancelable lease agreements in effect at June 30, 2013, the future minimum rent commitments are as follows:

Year Ended December 31,
2013	592,065
2014	1,202,585
2015	1,242,559
2016	1,268,708
2017	1,294,859
2018	1,049,420

Total	$6,650,196

Total rent expense for the six months ended June 30, 2013 and 2012, including month-to-month leases, was $597,000 and $215,000, respectively. Total rent expense for the three months ended June 30, 2013 and 2012, including month-to-month leases, was $298,000 and $114,000 respectively.

6.	CAPITAL LEASE PAYABLE

In February 2011, the Company entered into a capital lease agreement under which the Company leased certain laboratory equipment. Capital lease obligation consisted of the following:

	June 30, 2013	December 31, 2012

Capital lease payable	$19,326	$35,405
Less:current portion	(19,326)	(32,606)

Capital lease payable, net of current portion	$—	$2,799

The total value of the laboratory equipment acquired under this capital lease agreement was $124,151 including a down payment of approximately $31,000. The capital lease is payable in monthly installments of $2,812 payable over thirty six months with the final payment due in January 2014. For the three and six months ended June 30, 2013, interest expense recorded on the capital lease was $340 and $790, respectively. For the three and six months ended June 30, 2013 depreciation expense was $6,208 and $12,416, respectively. For the three and six months ended June 30, 2012, interest expense recorded on the capital lease was $1,353 and $2,545, respectively. For the three and six months ended June 30, 2012, depreciation expense was $6,208 and $12,416, respectively. The net book value at June 30, 2013 was $64,145.

7.	LOANS PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”) from the Commonwealth of Massachusetts’s Emerging Technology fund. The loan agreement provides the Company with a $2,000,000 line of credit, with $200,000 to be used for working capital purposes and the remainder of which is to be used for the purchase of capital equipment. The annual interest rate is fixed at 6.5% with interest payments only that commenced on November 1, 2012 for the first thirty months and then equal interest and principal payments over the next fifty-four months with the final maturity on October 5, 2019. Based on the $1,920,000 balance outstanding as of June 30, 2013, equal monthly principal payments of $35,556 will be due commencing on May 1, 2015. Therefore, for the years ending December 31, 2015, 2016, 2017 and thereafter, principal payments of approximately $320,000, $427,000, $427,000 and $746,000, respectively, will be due. In September 2012, the Company was assessed commitment fees totaling $15,000, which was charged to interest expense. In October 2012 as part of the commitment fee, the Company issued MassDev a warrant for the purchase of

36,145 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.66 per share. The fair value of the warrant was determined to be $31,916 and was recorded as a deferred financing cost and is being amortized to interest expense over a seven year period commencing in October 2012. Amortization of the deferred financing cost for the three and six months ended June 30, 2013 was $1,140 and $2,280, respectively and are included in interest expense. The equipment line of credit is secured by substantially all the assets of the Company excluding intellectual property. Interest expense related to this loan for the three months and six months ended June 30, 2013 was $30,398 and $56,442, respectively

In June 2011, the Company entered into a loan agreement with a bank. The loan agreement had provided the Company with a $1,000,000 line of credit for the purchase of capital equipment. The annual interest rate was the greater of 6.75% or 3.50% above the Prime Rate. Borrowings were repayable in equal monthly installments over a thirty six month period. The Company was assessed commitment fees totaling $10,000 and issued the bank a warrant for the purchase of 16,071 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.40 per share. The fair value of the warrant was determined to be approximately $10,000 and was recorded as a deferred financing cost that was being amortized to interest expense over the life of the loan. Under the terms of the MassDev loan disclosed above, in October 2012 the Company repaid the outstanding balance of $134,372 due to the bank and wrote off the remaining deferred financing costs. Amortization of the deferred financing costs for the six months ended June 30, 2012 was $7,947 and is included in interest expense. Interest expense related to the loan payable for the three and six months ended June 30, 2012 was $2,931 and $5,201, respectively.

Loans payable consist of the following:

	June 30, 2013	December 31, 2012

Equipment Loan	$1,920,000	$1,578,000
Less:current portion	—	—

Equipment Loan, net of current portion	$1,920,000	$1,578,000

8.	COMMON STOCK

The Company has authorized 200,000,000 shares of Common Stock, $0.00001 par value per share, of which 78,350,361, shares were issued and outstanding as of June 30, 2013 and 65,881,122 shares were issued and outstanding as of December 31, 2012.

During the six months ended June 30, 2013, the Company issued 493,497 shares of Common Stock upon the exercise of stock options and received cash proceeds of approximately $362,960.

During the six months ended June 30, 2013, the Company issued 11,942,870 shares of Common Stock upon the exercise of warrants, including warrants to purchase 235,726 shares of Common Stock exercised through cashless exercise provisions resulting in the issuance of 129,536 shares and 11,813,394 warrants to purchase shares of Common Stock exercised for cash, providing net cash proceeds of approximately $15,952,000.

During the six months ended June 30, 2013, the Company issued 32,872 shares of Common Stock with a fair value of $98,633 to the Company’s 401(k) plan as a matching contribution.

9.	DERIVATIVE INSTRUMENTS

Certain warrants issued to investors and the placement agent warrants in the fourth quarter of 2010 had provisions that included anti-dilution protection and, under certain conditions, granted the right to the holder to require the Company to repurchase the warrant. Accordingly through March 31, 2013, these warrants were accounted for as derivative liabilities. In May 2013, the Company called for the redemption of all the outstanding investor warrants and during the three months ended June 30, 2013 a total of 11,726,343 warrants were exercised and the fair value of $26,006,170 was reclassified from Derivative warrant liability to Additional paid-in capital.

On May 17, 2013, the Company completed its offer to exchange certain of its outstanding warrants to purchase shares of the Company’s common stock (the “Eligible Warrants”) for new warrants (the “New Warrants”) with the same terms except (i) the expiration date of the New Warrants was extended two years and (ii) weighted average anti-dilution provisions were removed from the New Warrants (the “Offer”). The Eligible Warrants consisted of (i) warrants to purchase common stock dated October 26, 2010, issued in connection with the closing of a merger (the “Merger Warrants”) and (ii) warrants to purchase common stock issued to the placement agent as compensation for services in connection with each closing of a private placement which occurred on October 26, 2010, November 10, 2010 and December 3, 2010 (the “Placement Agent Warrants”). In connection with the Offer, Merger Warrants to purchase 255,000 shares of the Company’s common stock and Placement Agent Warrants to purchase 3,064,091 shares of the Company’s common stock were tendered and accepted for exchange for New Warrants to purchase an aggregate of 3,319,091 shares of the Company’s common stock. Due to the modification of the terms, the Eligible Warrants were revalued prior to modification and immediately after modification as of May 17, 2013. This resulted in an incremental fair value immediately after the modification and the Derivative warrant liability was increased by $764,769 and a corresponding non-cash charge was recorded in Other expense as Loss from modification of warrants. Since the New Warrants are not accounted for as derivative liabilities, the fair value of these warrants after modification of $7,738,320 was reclassified from Derivative warrant liability to Additional paid-in capital. As of June 30, 2013, all of the 3,674,444 warrants outstanding are classified as equity instruments thus the Derivative warrant liability had a zero balance.

The Company used the Black-Scholes option pricing model and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at June 30, 2013 and December 31, 2012 was $0 and $14,584,818, respectively, and was included as a derivative warrant liability, a current liability. Changes in fair value of the derivative financial instruments were recognized currently in the Statement of Operations as a derivatives gain or loss. The warrant derivative gains (losses) are non-cash income (expenses) and for the three months ended June 30, 2013 and 2012 a (loss) gain of $(8,422,513) and $4,954,238, respectively, were included in other income (expense) in the Consolidated Statements of Operations. For the six months ended June 30, 2013 and 2012 a loss (gain) of $(18,871,329) and $10,567,444 were included in other income (expense) in the Consolidated Statements of Operations.

The assumptions used principally in determining the fair value of warrants were as follows:

June 30, 2013

Risk-free interest rate	0.30%-0.327%
Expected dividend yield	0%
Expected term	2.42-2.57 years
Expected volatility	97.1%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period. The table below presents the changes in derivative warrant liability for the six months ended June 30:

	Six Months Ended June 30,
	2013	2012
Balance at December 31,	$14,584,818	$35,473,230
Increase (decrease) in the fair value of the warrants	18,871,329	(10,567,444)
Reduction in derivative liability due to exercise and modification of warrants	(33,456,147)	(1,377,904)

Balance at June 30,	$—	$23,527,882

10.	STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of June 30, 2013, there were options to purchase an aggregate of 3,146,113 shares of Common Stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the 2010 Equity Incentive Plan, (the “2010 Plan”). The Company’s shareholders approved amendments to the 2010 Plan on August 3, 2011, May 30, 2012 and May 23, 2013 to increase the number of shares available for issuance under the 2010 Plan. The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. As of June 30, 2013, the number of shares authorized for issuance under the 2010 Plan, as amended, was 11,000,000 shares. As June 30, 2013, there were options to purchase an aggregate of 6,244,787 shares of Common Stock outstanding under the 2010 Plan and 4,739,588 shares available for future grants under the 2010 Plan. Options issued under the 2007 Plan and the 2010 Plan (collectively the “Plans”) are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For stock options issued and outstanding for the six months ended June 30, 2013 and 2012, the Company recorded non-cash, stock-based compensation expense of $1,627,191 and $767,955, respectively, net of forfeitures.

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

June 30, 2013

Risk-free interest rate	1.58%
Expected dividend yield	0%
Expected term	7.31
Expected volatility	95.19%

A summary of option activity as of June 30, 2013 and changes for the period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	8,648,268	$1.29
Granted	1,395,000	$2.71
Forfeited	(158,871)	$1.52
Exercised	(493,497)	$0.74

Outstanding at June 30, 2013	9,390,900	$1.53	7.65	$24,486,331

Vested at June 30, 2013	4,185,972	$0.90	6.13	$13,531,387

The weighted average grant-date fair value of options granted during the six months ended June 30, 2013 was $2.71 per share. The total fair value of options that vested in six months ended June 30, 2013 was $1,101,169. As of June 30, 2013, there was approximately $6,893,312 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3 years at June 30, 2013.

11.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at June 30, 2013:

Year Issued	Classification	Number of Warrants	Exercise Price	Date of Expiration
2010	Equity	1,637,449	$1.40	10/26/2017-12/3/2017
2010	Equity	1,641,642	$1.00	10/26/2017-12/3/2017
2011	Equity	16,071	$1.40	6/17/2018
2011	Equity	343,137	$3.06	12/21/2016
2012	Equity	36,145	$1.66	10/5/2019

Total		3,674,444

Weighted average exercise price			$1.38

Weighted average life in years				4.15

12.	INSURANCE CLAIM

During the three months ended March 31, 2013, the Company received insurance proceeds of approximately $1,100,000 from the settlement of a business interruption claim that covered the disruption of the Company’s operations at its facility in Cambridge, MA caused by water damage that occurred in November 2012. The insurance settlement reimbursed the Company for costs incurred as a result of the disruption is included as reduction of Research and Development Expense in the Consolidated Statement of Operations for the six months ended June 30, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included in this report and with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1034, as amended. These statements include statements made regarding our commercialization strategy, future operations, capital requirements and other statements on our strategy, financial position, plans, and market trends. . In some cases, you can identify forward-looking statements by terms such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report, including factors such as the Company’s ability to execute its strategy, regulatory approval of the Company’s products, market acceptance of the Company’s products, to retain or management and other key personnel and other factors detailed under “Risk Factors” in Item 1A of the Company’s 2012 Annual Report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Exchange Offer and Redemption of Warrants

In April 2013, the Company announced its offer to exchange certain of its outstanding warrants to purchase shares of the Company’s common stock (the “Eligible Warrants”) for new warrants (the “New Warrants”) with the same terms except (i) the expiration date of the New Warrants was extended two years and (ii) weighted average anti-dilution provisions were removed from the New Warrants (the “Offer”). The Eligible Warrants consisted of (i) warrants to purchase common stock dated October 26, 2010, issued in connection with the closing of a merger (the “Merger Warrants”) and (ii) warrants to purchase common stock issued to the placement agent as compensation for services in connection with each closing of a private placement which occurred on October 26, 2010, November 10, 2010 and December 3, 2010 (the “Placement Agent Warrants”). On May 17, 2013, the Company completed the Offer and exchanged Merger Warrants to purchase 255,000 shares of the Company’s common stock and Placement Agent Warrants to purchase 3,064,091 shares of the Company’s common stock were tendered and accepted for exchange for New Warrants to purchase an aggregate of 3,319,091 shares of the Company’s common stock.

In addition, in May 2013, the Company called for the redemption of all the outstanding investor warrants pursuant to the terms of those warrants. As a result, during the three months ended June 30, 2013, a total of 11,726,343 warrants were exercised.

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012

Research and Development Expenses

Research and development expenses consist primarily of payments to contract research and development companies and payroll. Research and development expenses increased by approximately $1,283, 000 to approximately $2,591,000 for the three months ended June 30, 2013 from approximately $1,307,000 for the three months ended June 30, 2012. The increase in expenses is primarily attributable to increased research and development activity resulting mainly from an increase in compensation cost of $400,000 due to additional staffing and pay raises; an increase in preclinical costs of $235, 000; an increase in stock compensation expense of $399,000; and an increase in rent and facility costs of $348,000.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services. General and administrative expenses increased by approximately $1,033,000 to approximately $2,481,000 for the three months ended June 30, 2013 from approximately $1,448,000 for the three months ended June 30, 2012. The increase in expenses is primarily attributable to an increase in compensation costs of $317,000 due to additional staffing, recruiting costs and pay raises, an increase of rent and facility costs of $187,000, an increase in stock compensation costs of $266,000 and an increase in legal and audit costs of $183,000.

Interest Expense

Interest expense increased by $22,000 to approximately $33,000 for the three months ended June 30, 2013 from $11,000 for the three months ended June 30, 2012. The increase in interest expense is mainly due to an increase in borrowing under the loan payable.

Derivatives Gain (Loss)

Derivatives loss increased by approximately $13,377,000 to a loss of approximately $8,423,000 for the three months ended June 30, 2013 from a gain of approximately $4,954,000 for the three months ended June 30, 2012. The increase in this non-cash loss during the three months ended June 30, 2013 reflects the increase in the fair value of derivative warrant liability prior to reclassification to additional paid-in capital due primarily to the increase in the fair value of the underlying Common Stock.

Loss from Modification of Warrants

Loss from modification of warrants was approximately $765,000 for the second quarter ended June 30, 2013. The charge is attributable to an increase in the fair value of warrants as a result of the modification of the terms of warrants on May 17, 2013.

Comparison of the six months ended June 30, 2013 and 2012

Research and Development Expenses

Research and development expenses increased by approximately $1,556, 000 to approximately $3,804,000 for the six months ended June 30, 2013 from approximately $2,248,000 for the six months ended June 30, 2012. The increase in expenses is primarily attributable to increased research and development activity and the resulting increases as follows: compensation cost of $763,000 due to additional staffing, recruiting and pay raises; an increase in stock compensation expense of $618,000; an increase in preclinical costs of $426, 000, and an increase in rent and facility costs of $547,000. These cost increases were offset by $1,100,000 of proceeds from a settlement of a business interruption claim that was recorded as a reduction of Research and Development expenses for the six months ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses increased by approximately $1,151,000 to approximately $4,119,000 for the six months ended June 30, 2013 from approximately $2,968,000 for the six months ended June 30, 2012. The increase in expenses is primarily attributable to an increase in compensation costs of $558,000 due to additional staffing, recruiting costs and pay raises, an increase of rent and facility costs of $308,000, an increase in stock compensation costs of $241,000 and an increase in legal and audit costs of $170,000.

Interest Expense

Interest expense increased by $45,000 to approximately $61,000 for the six months ended June 30, 2013 from $16,000 for the six months ended June 30, 2012. The increase in interest expense is mainly due to an increase in borrowing under the loan payable.

Derivatives Gain (Loss)

Derivatives loss increased by approximately $29,439,000 to a loss of approximately $18,871,000 for the six months ended June 30, 2013 from a gain of approximately $10,567,000 for the six months ended June 30, 2012. The increase in this non-cash loss during the six months ended June 30, 2013 reflects the increase in the fair value of derivative warrant liability prior to reclassification to additional paid-in capital due primarily to the increase in the fair value of the underlying Common Stock.

Loss from Modification of Warrants

Loss from modification of warrants was $765,000 for the six months ended June 30, 2013. The charge is attributable to an increase in the fair value of warrants that was attributable to the modification of the terms of warrants on May 17, 2013.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company has experienced negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At June 30, 2013, the deficit accumulated during the development stage was approximately $70,765,000.

At June 30, 2013, we had total current assets of approximately $23,054,000 and current liabilities of approximately $1,557,000 resulting in a working capital of approximately $21,497,000. At June 30, 2013, the Company had total assets of approximately $25,816,000 and total liabilities of approximately $3,477,000, resulting in a stockholders’ equity of approximately $22,339,000.

Net cash used by operating activities for the six months ended June 30, 2013 was approximately $6,608,000. The operating loss used approximately $7,923,000, decreases in accounts payable and accrued expenses used approximately $636,000, non-cash stock share based compensation provided approximately $1,627,000 and depreciation and amortization provided approximately 355,000. Significant commitments that will require the use of cash in operating activities in future periods include obligations under operating leases. Gross committed lease obligations amount to approximately $6,650,000. Total commitments due for the remainder of fiscal 2013 under operating leases are approximately $592,000.

Net cash used by investing activities for the six months ended June 30, 2013 totaled approximately $626,000 for purchases of capital equipment.

Net cash provided by financing activities was approximately $16,641,000 for the six months ended June 30, 2013, due to $16,315,000 from the exercise of stock options and warrants and $326,000 from loans and capital leases, net of repayments.

At June 30, 2013, the Company had cash of approximately $22,332,000 which based on the current level of spending the Company expects to be sufficient to meet its operating and capital requirements into the first quarter of 2015. However, the Company will need to raise substantial additional capital in the future to complete clinical trials, obtain marketing approvals and commercialize its products, potentially through debt or equity financings. The sale of debt or equity securities may cause dilution to existing stockholders. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would materially adversely affect our results of operations.

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: August 7 , 2013	By:	/s/ Frank M. Reynolds
		Name:	Frank M. Reynolds
		Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1/31.2	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document