Form 10-K/A
period 2011-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2013-09-12
CIK 1292519

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of InVivo Therapeutics Holdings Corp. (the “Company”), originally filed with the Securities and Exchange Commission on March 15, 2012 (the “Original Filing”), is being filed solely for the purpose of providing an updated audit report in which the Company’s auditor has revised its opinion in the audit report filed with the Original Filing to clarify the inclusion of the cumulative period from November 28, 2005 (inception) to December 31, 2011. In accordance with rule 12b-15, the Company has included in this Amendment the complete text of Item 8 with the revised audit report, however no changes have been made to the financial statements appearing herein.

Other than as expressly set forth in this Amendment, the Company is not amending any other part of the Original Filing. This Amendment continues to speak as of the date of the Original Filing, except as amended by this Amendment, and does not reflect events occurring after the date of the Original Filing, or modify or update any related or other disclosures.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InVivo Therapeutics Holdings Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the period from November 28, 2005 (inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Amendment No. 1 on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: September 12, 2013	By:	/s/ Michael J. Astrue
Name: Michael J. Astrue
Title: Interim Chief Executive Officer

EXHIBIT INDEX

23.1	Consent of Wolf & Company, P.C.

31.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.