Form 10-K/A
period 2012-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2013-09-12
CIK 1292519

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of InVivo Therapeutics Holdings Corp. (the “Company”), originally filed with the Securities and Exchange Commission on March 12, 2013 (the “Original Filing”), is being filed solely for the purpose of providing an updated audit report in which the Company’s auditor has revised its opinion in the audit report filed with the Original Filing to clarify the inclusion of the cumulative period from November 28, 2005 (inception) to December 31, 2012. In accordance with rule 12b-15, the Company has included in this Amendment the complete text of Item 8 with the revised audit report, however no changes have been made to the financial statements appearing herein.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InVivo Therapeutics Holdings Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and the period from November 28, 2005 (inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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