Form 10-Q
period 2013-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2013-11-07
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

As of November 5, 2013, 78,729,618 shares of the registrant’s Common Stock $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the period ended September 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	As of
	September 30, 2013	December 31, 2012
ASSETS:

Current assets:
Cash and cash equivalents	$18,333,540	$12,825,090
Restricted cash	601,441	601,351
Prepaid expenses	117,749	143,867

Total current assets	19,052,730	13,570,308

Property, equipment and leasehold improvements, net	2,430,834	2,311,942
Other assets	162,870	179,415

Total assets	$21,646,434	$16,061,665

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current liabilities:
Accounts payable	$707,559	$1,152,550
Note payable-current portion	112,774	—
Capital lease payable-current portion	11,119	32,606
Derivative warrant liability	—	14,584,818
Accrued expenses	1,263,115	1,021,275

Total current liabilities	2,094,567	16,791,249

Loan payable	1,920,000	1,578,000
Note payable-less current portion	36,994	—
Capital lease payable-less current portion	—	2,799

Total liabilities	4,051,561	18,372,048

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, authorized 200,000,000 shares at September 30, 2013 and December 31, 2012; issued and outstanding 78,729,618 and 65,881,122 shares at September 30, 2013 and December 31, 2012, respectively	787	659
Additional paid-in capital	93,796,109	40,842,339
Deficit accumulated during the development stage	(76,202,023)	(43,153,381)

Total stockholders’ equity (deficit)	17,594,873	(2,310,383)

Total liabilities and stockholders’ equity (deficit)	$21,646,434	$16,061,665

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		November 28, 2005 (inception) to September 30, 2013
	2013	2012	2013	2012

Operating expenses:
Research and development	$3,021,166	$1,374,852	$6,825,507	$3,622,800	$22,085,136
General and administrative	2,385,534	1,466,049	6,504,693	4,433,929	21,159,886

Total operating expenses	5,406,700	2,840,901	13,330,200	8,056,729	43,245,022

Operating loss	(5,406,700)	(2,840,901)	(13,330,200)	(8,056,729)	(43,245,022)

Other income (expense):
Other income	—	—	—	—	383,000
Interest income	4,153	13,061	13,064	27,842	68,297
Interest expense	(34,053)	(12,454)	(95,408)	(28,147)	(1,233,465)
Modification of warrants	—	—	(764,769)	—	(764,769)
Derivatives gain (loss)	—	10,869,209	(18,871,329)	21,436,653	(31,409,816)

Other income (expense), net	(29,900)	10,869,816	(19,718,442)	21,436,348	(32,956,753)

Net income (loss)	$(5,436,600)	$8,028,915	$(33,048,642)	$13,379,619	$(76,201,775)

Net income (loss) per share, basic	$(0.07)	$0.12	$(0.46)	$0.21	$(1.96)

Net income (loss) per share, diluted	$(0.07)	$0.11	$(0.46)	$0.19	$(1.96)

Weighted average number of common shares outstanding, basic	78,603,114	65,109,037	72,391,396	62,357,300	38,880,668

Weighted average number of common shares outstanding, diluted	78,603,114	74,157,957	72,391,396	71,734,784	38,880,668

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Period from November 28, 2005 (inception) to September 30, 2013
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(33,048,642)	$13,379,619	$(76,201,775)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	545,146	218,579	1,149,666
Non-cash derivatives (gain) loss	18,871,329	(21,436,653)	31,409,816
Non-cash interest expense	—	—	984,704
Non-cash loss from modification of warrants	764,769	—	764,769
Common stock issued to 401(k) plan	124,286	60,906	257,472
Common stock issued for services	—	24,750	234,201
Share-based compensation expense	2,201,039	823,617	5,234,350
Changes in operating assets and liabilities:
Restricted cash	(90)	(86,867)	(601,441)
Prepaid expenses	26,118	(22,237)	(128,428)
Other assets	3,420	—	(196,580)
Accounts payable	(444,991)	574,072	707,559
Accrued interest payable	—	—	(14,359)
Accrued expenses	241,840	143,570	1,262,218

Net cash used in operating activities	(10,715,776)	(6,320,644)	(35,137,828)

Cash flows from investing activities:
Purchases of property and equipment	(650,913)	(1,709,496)	(3,422,474)

Net cash used in investing activities	(650,913)	(1,709,496)	(3,422,474)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	4,181,000
Proceeds from convertible bridge notes	—	—	500,000
Principal payments on capital lease obligation	(24,286)	(20,294)	(82,421)
Proceeds from issuance of note payable	149,768	—	149,768
Proceeds from loans payable, net	342,000	112,289	1,920,000
Proceeds from issuance of common stock and warrants	16,407,657	19,124,042	50,225,495

Net cash provided by financing activities	16,875,139	19,216,037	56,893,842

Increase in cash and cash equivalents	5,508,450	11,185,897	18,333,540

Cash and cash equivalents at beginning of period	12,825,090	4,363,712	—

Cash and cash equivalents at end of period	$18,333,540	$15,549,609	$18,333,540

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Concluded)

(Unaudited)

	Nine Months Ended, September 30,		Period from November 28, 2005 (inception) to September 30, 2013
	2013	2012

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$91,092	$22,272	$247,001

Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$4,672,484

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$504,597

Asset acquired through capital lease obligation	$—	$—	$93,540

Beneficial conversion feature on convertible and bridge notes payable	$—	$—	$134,410

Fair value of warrants issued with bridge notes payable	$—	$—	$178,726

Fair value of warrants issued in connection with loan agreement	$—	$—	$41,967

Issuance of founders shares	$—	$—	$248

Reclassification of derivative warrant liability to additional paid-in capital	$33,456,147	$3,235,722	$38,104,424

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Period Ended September 30, 2013 (Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

InVivo Therapeutics Corporation (“InVivo”) was incorporated on November 28, 2005 under the laws of the State of Delaware. On October 26, 2010, InVivo completed a reverse merger transaction (the “Merger”) with InVivo Therapeutics Holdings Corp. (formerly Design Source, Inc.) (“ITHC”), a publicly traded company incorporated under the laws of the State of Nevada. InVivo became a wholly owned subsidiary of ITHC, which continues to operate the business of InVivo. InVivo is a life sciences company focused on the development and commercialization of both novel drug delivery technologies as well as biopolymer devices for the treatment of spinal cord injuries and other nervous system conditions. The biopolymer devices are designed to protect and repair damaged tissue and to deliver drugs and other agents, including proteins. The post-merger combination of ITHC and InVivo is referred to throughout these notes to consolidated financial statements as the “Company.”

Since its inception, InVivo has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 12, 2013 and amended on September 12, 2013. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2013 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

2.	CASH AND CASH EQUIVALENTS

As of September 30, 2013, the Company held $18,333,540 in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company’s cash equivalents are in money market funds. Cash and cash equivalents consist of the following:

	September 30, 2013	December 31, 2012

Cash	$213,597	$209,380
Money market fund	18,119,943	12,615,710

Total cash and cash equivalents	$18,333,540	$12,825,090

3.	RESTRICTED CASH

Restricted cash of approximately $601,000 represents $290,000 of security deposits related to the Company’s credit card account and a $311,000 cash account securing a standby letter of credit in favor of a landlord (see Note 5).

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

There were no assets or liabilities measured at fair value on a recurring basis at September 30, 2013.

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

The Cambridge Lease contains rent holidays and rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of September 30, 2013, the amount of deferred rent liability is $561,000 and is included in accrued expenses.

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

If any of the above criteria are not met, the Company considers the assets to be lessee assets, which are recorded as leasehold improvements in the balance sheet and payments received from the lessor to fund any portion of the cost of lessee assets are accounted for as lease incentives. Assets considered to be lessor assets are not reflected in the Company’s Consolidated Balance Sheets. To the extent that the Company paid for such lessor assets and was not reimbursed through construction allowances, such net payments are recorded as leasehold improvements, which are amortized to rent expense over the lease term. As of September 30, 2013, such leasehold improvements totaled $311,852.

Pursuant to the terms of the non-cancelable lease agreements in effect at September 30, 2013, the future minimum rent commitments are as follows:

Year Ended December 31,
2013	296,904
2014	1,202,585
2015	1,242,559
2016	1,268,708
2017	1,294,859
2018	1,049,420

Total	$6,355,035

Total rent expense for the nine months ended September 30, 2013 and 2012, including month-to-month leases, was $838,000 and $433,000, respectively. Total rent expense for the three months ended September 30, 2013 and 2012, including month-to-month leases, was $241,000 and $218,000 respectively.

On September 4, 2013, the Company entered into a legal settlement agreement for approximately $286,000, in connection with the settlement of outstanding litigation, which has been included in the deferred rent liability and the benefit will be amortized over the lease term.

6.	CAPITAL LEASE PAYABLE

In February 2011, the Company entered into a capital lease agreement under which the Company leased certain laboratory equipment. Capital lease obligation consisted of the following:

	September 30, 2013	December 31, 2012

Capital lease payable	$11,119	$35,405
Less: current portion	(11,119)	(32,606)

Capital lease payable, net of current portion	$—	$2,799

The total value of the laboratory equipment acquired under this capital lease agreement was $124,151 including a down payment of approximately $31,000. The capital lease is payable in monthly installments of $2,812 payable over thirty six months with the final payment due in January 2014. For the three and nine months ended September 30, 2013, interest expense recorded on the capital lease was $228 and $1,019 respectively. For the three and nine months ended September 30, 2013 depreciation expense was $6,208 and $18,624 respectively. For the three and nine months ended September 30, 2012, interest expense recorded on the capital lease was $480 and $3,024, respectively. For the three and nine months ended September 30, 2012, depreciation expense was $6,208 and $18,624, respectively. The net book value at September 30, 2013 was $57,937.

7.	NOTE PAYABLE

In May 2013, the Company entered into a contract for the purchase of an Enterprise Resource Planning (“ERP”) system for approximately $150,000. The total cost for the ERP system including interest is approximately $159,000 with an implicit interest rate of approximately 6%.

Pursuant to the terms of this non-cancelable purchase agreement (“Note payable”) in effect at September 30, 2013, the future minimum principal payments are as follows:

Year Ended December 31,
2013	$57,284
2014	73,987
2015	18,497

Total	$149,768

In the third quarter of 2013, the Company decided to abandon the implementation of the ERP system. As such, the purchase was fully expensed in 2013. The Company will reserve the right to implement the ERP system at a future date.

8. LOANS PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”) from the Commonwealth of Massachusetts’s Emerging Technology fund. The loan agreement provides the Company with a $2,000,000 line of credit, with $200,000 to be used for working capital purposes and the remainder of which is to be used for the purchase of capital equipment. The annual interest rate is fixed at 6.5% with interest payments only that commenced on November 1, 2012 for the first thirty months and then equal interest and principal payments over the next fifty-four months with the final maturity on October 5, 2019. Based on the $1,920,000 balance outstanding as of September 30, 2013, equal monthly principal payments of $35,556 will be due commencing on May 1, 2015. Therefore, for the years ending December 31, 2015, 2016, 2017 and thereafter, principal payments of approximately $320,000, $427,000, $427,000 and $746,000, respectively, will be due. In September 2012, the Company was assessed commitment fees totaling $15,000, which was charged to interest expense. In October 2012 as part of the commitment fee, the Company issued MassDev a warrant for the purchase of 36,145 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.66 per share. The fair value of the warrant was determined to be $31,916 and was recorded as a deferred financing cost and is being amortized to interest expense over a seven year period commencing in October 2012. Amortization of the deferred financing cost for the three and nine months ended September 30, 2013 was $1,140 and $3,420, respectively and are included in interest expense. The equipment line of credit is secured by substantially all the assets of the Company excluding intellectual property. Interest expense related to this loan for the three months and nine months ended September 30, 2013 was $31,482 and $87,923 respectively

In June 2011, the Company entered into a loan agreement with a bank. The loan agreement had provided the Company with a $1,000,000 line of credit for the purchase of capital equipment. The annual interest rate was the greater of 6.75% or 3.50% above the Prime Rate. Borrowings were repayable in equal monthly installments over a thirty six month period. The Company was assessed commitment fees totaling $10,000 and issued the bank a warrant for the purchase of 16,071 shares of Common Stock. The warrant has a seven year term and is exercisable at $1.40 per share. The fair value of the warrant was determined to be approximately $10,000 and was recorded as a deferred financing cost that was being amortized to interest expense over the life of the loan. Under the terms of the MassDev loan disclosed above, in October 2012 the Company repaid the outstanding balance of $134,372 due to the bank and wrote off the remaining deferred financing costs. Amortization of the deferred financing costs for the nine months ended September 30, 2012 was $5,875 and is included in interest expense. Interest expense related to the loan payable for the three and nine months ended September 30, 2012 was $3,694 and $8,895, respectively.

Loans payable consist of the following:

	September 30, 2013	December 31, 2012

Equipment Loan	$1,920,000	$1,578,000
Less: current portion	—	—

Equipment Loan, net of current portion	$1,920,000	$1,578,000

9.	COMMON STOCK

The Company has authorized 200,000,000 shares of Common Stock, $0.00001 par value per share, of which 78,729,618, shares were issued and outstanding as of September 30, 2013 and 65,881,122 shares were issued and outstanding as of December 31, 2012.

During the nine months ended September 30, 2013, the Company issued 574,120 shares of Common Stock upon the exercise of stock options and received cash proceeds of approximately $456,000.

During the nine months ended September 30, 2013, the Company issued 12,224,846 shares of Common Stock upon the exercise of warrants, including warrants to purchase 627,036 shares of Common Stock exercised through cashless exercise provisions resulting in the issuance of 411,512 shares and 11,813,334 warrants to purchase shares of Common Stock exercised for cash, providing net cash proceeds of approximately $15,952,000.

During the nine months ended September 30, 2013, the Company issued 49,530 shares of Common Stock with a fair value of $124,287 to the Company’s 401(k) plan as a matching contribution.

10.	DERIVATIVE INSTRUMENTS

Certain warrants issued to investors and the placement agent warrants in the fourth quarter of 2010 had provisions that included anti-dilution protection and, under certain conditions, granted the right to the holder to require the Company to repurchase the warrant. Accordingly through March 31, 2013, these warrants were accounted for as derivative liabilities. In May 2013, the Company called for the redemption of all the outstanding investor warrants and during the quarter ended June 30, 2013, all such warrants, for a total of 11,726,343 warrants, were exercised and the fair value of $26,006,170 was reclassified from Derivative warrant liability to Additional paid-in capital. There were no derivative instruments subsequent to June 30, 2013.

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

The Company used the Black-Scholes option pricing model and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The fair value of these derivative instruments at September 30, 2013 and December 31, 2012 was $0 and $14,584,818, respectively, and was included as a derivative warrant liability, a current liability. Changes in fair value of the derivative financial instruments were recognized currently in the Statement of Operations as a derivatives gain or loss. The warrant derivative gains (losses) are non-cash income (expenses) and for the three months ended September 30, 2013 and 2012 a gain of $0 and $10,869,209, respectively, were included in other income (expense) in the Consolidated Statements of Operations. For the nine months ended September 30, 2013 and 2012 a (loss) gain of $(18,871,329) and $21,436,653, respectively, were included in other income (expense) in the Consolidated Statements of Operations.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period. The table below presents the changes in derivative warrant liability for the nine months ended September 30:

	Nine Months Ended September 30,
	2013	2012
Balance at December 31,	$14,584,818	$35,473,230
Increase (decrease) in the fair value of the warrants	18,871,329	(21,436,653)
Reduction in derivative liability due to exercise and modification of warrants	(33,456,147)	(3,235,722)

Balance at September 30,	$—	$10,800,855

11.	STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2013, there were options to purchase an aggregate of 2,814,583 shares of Common Stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the 2010 Equity Incentive Plan, (the “2010 Plan”). The Company’s shareholders approved amendments to the 2010 Plan on August 3, 2011, May 30, 2012 and May 23, 2013 to increase the number of shares available for issuance under the 2010 Plan. The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. As of September 30, 2013, the number of shares authorized for issuance under the 2010 Plan, as amended, was 11,000,000 shares. As September 30, 2013, there were options to purchase an aggregate of 4,589,271 shares of Common Stock outstanding under the 2010 Plan and 6,342,918 shares available for future grants under the 2010 Plan. Options issued under the 2007 Plan and the 2010 Plan (collectively the “Plans”) are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For stock options issued and outstanding for the nine months ended September 30, 2013 and 2012, the Company recorded non-cash, stock-based compensation expense of $2,201,039 and $823,617, respectively, net of forfeitures.

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

September 30, 2013

Risk-free interest rate	1.58%
Expected dividend yield	0%
Expected term	7.31
Expected volatility	95.19%

A summary of option activity as of September 30, 2013 and changes for the period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	8,648,268	$1.29
Granted	1,395,000	$2.71
Forfeited	(2,065,294)	$1.73
Exercised	(574,120)	$0.79

Outstanding at September 30, 2013	7,403,854	$1.47	7.07	$3,795,072

Vested at September 30, 2013	4,252,351	$0.90	5.82	$3,558,913

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2013 was $2.71 per share. The total fair value of options that vested in nine months ended September 30, 2013 was $1,574,820. As of September 30, 2013, there was $4,917,736 of total unrecognized compensation expense, related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3 years at September 30, 2013.

12.	WARRANTS

The following presents information about warrants to purchase Common Stock issued and outstanding at September 30, 2013:

Year Issued	Classification	Number of Warrants	Exercise Price	Date of Expiration
2010	Equity	1,533,163	$1.40	10/26/2017-12/3/2017
2010	Equity	1,354,618	$1.00	10/26/2017-12/3/2017
2011	Equity	16,071	$1.40	6/17/2018
2011	Equity	343,137	$3.06	12/21/2016
2012	Equity	36,145	$1.66	10/5/2019

Total		3,283,134

Weighted average exercise price			$1.41

Weighted average life in years				3.88

13.	INSURANCE CLAIM

During the three months ended March 31, 2013, the Company received insurance proceeds of approximately $1,100,000 from the settlement of a business interruption claim that covered the disruption of the Company’s operations at its facility in Cambridge, MA caused by water damage that occurred in November 2012. The insurance settlement reimbursed the Company for costs incurred as a result of the disruption is included as reduction of Research and Development Expense in the Consolidated Statement of Operations for the nine months ended September 30, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included in this report and with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1034, as amended. These statements include statements made regarding our commercialization strategy, future operations, capital requirements and other statements on our strategy, financial position, plans, and market trends. In some cases, you can identify forward-looking statements by terms such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report, including factors such as the Company’s ability to execute its strategy, regulatory approval of the Company’s products, market acceptance of the Company’s products, the Company’s ability to retain management and other key personnel and other factors detailed under “Risk Factors” in Item 1A of the Company’s 2012 Annual Report. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Overview

The Company is a life sciences company focused on the development and commercialization of both novel drug delivery technologies as well as biopolymer devices for the treatment of spinal cord injuries and other nervous system conditions. The biopolymer devices are designed to protect and repair damaged tissue and to deliver drugs and other agents, including proteins.

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

Recent Developments

In August 2013, Frank Reynolds, our former Chief Executive Officer and Chief Financial Officer, resigned from the Company, and Michael J. Astrue was appointed Interim Chief Executive Officer. Sean Moran, who was appointed Acting Chief Financial Officer following the resignation of Mr. Reynolds, subsequently resigned from the Company in September 2013. Shortly thereafter, Gregory D. Perry was appointed Interim Chief Financial Officer.

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Research and Development Expenses

Research and development expenses consist primarily of payments to contract research and development companies and payroll. Research and development expenses increased by approximately $1,646,000 to approximately $3,021,000 for the three months ended September 30, 2013 from approximately $1,375,000 for the three months ended September 30, 2012. The increase in expenses is attributed to research and development activity resulting mainly from $545,000 of compensation costs due to additional staffing and salary changes, $432,000 of stock compensation costs, and $356,000 of preclinical testing costs.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, rent and professional services. General and administrative expenses increased by approximately $920,000 to approximately $2,386,000 for the three months ended September 30, 2013 from approximately $1,466,000 for the three months ended September 30, 2012. The increase in expenses is attributed to $717,000 of legal costs and $86,000 of stock compensation cost.

Interest Expense

Interest expense increased by $22,000 to approximately $34,000 for the three months ended September 30, 2013 from $12,000 for the three months ended September 30, 2012. The increase in interest expense is mainly due to an increase in borrowing under the loan payable.

Comparison of the nine months ended September 30, 2013 and 2012

Research and Development Expenses

Research and development expenses increased by approximately $3,202,000 to approximately $6,826,000 for the nine months ended September 30, 2013 from approximately $3,623,000 for the nine months ended September 30, 2012. The increase in expenses is primarily attributable to increased research and development activity and the resulting increases as follows: $1,194,000 of compensation cost due to additional staffing, recruiting, and salary changes; an increase in stock compensation expense of $1,050,000; an increase in preclinical costs of $761,000, and an increase in rent and facility costs of $586,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $2,071,000 to approximately $6,505,000 for the nine months ended September 30, 2013 from approximately $4,434,000 for the nine months ended September 30, 2012. The increase in expenses is primarily attributable to an increase in compensation costs of $276,000 due to additional staffing, recruiting costs and pay raises, an increase of rent and facility costs of $326,000, an increase in stock compensation costs of $291,000 and an increase in legal costs of $962,000.

Interest Expense

Interest expense increased by $67,000 to approximately $95,000 for the nine months ended September 30, 2013 from $28,000 for the nine months ended September 30, 2012. The increase in interest expense is mainly due to an increase in borrowing under the loan payable.

Derivatives Gain (Loss)

Derivatives loss increased by approximately $40,308,000 to a loss of approximately $18,871,000 for the nine months ended September 30, 2013 from a gain of approximately $21,437,000 for the nine months ended September 30, 2012. The increase in this non-cash loss during the nine months ended September 30, 2013 reflects the increase in the fair value of derivative warrant liability prior to reclassification to additional paid-in capital due primarily to the increase in the fair value of the underlying Common Stock.

Loss from Modification of Warrants

Loss from modification of warrants was $765,000 for the nine months ended September 30, 2013. The charge is attributable to an increase in the fair value of warrants that was attributable to the modification of the terms of warrants on May 17, 2013.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company has experienced negative cash flows from operations. The Company has financed its operations primarily through the sale of equity-related securities. At September 30, 2013, the deficit accumulated during the development stage was approximately $76,202,000.

At September 30, 2013, we had total current assets of approximately $19,053,000 and current liabilities of approximately $2,095,000 resulting in a working capital of approximately $16,958,000. At September 30, 2013, the Company had total assets of approximately $21,646,000 and total liabilities of approximately $4,052,000, resulting in a stockholders’ equity of approximately $17,595,000.

Net cash used by operating activities for the nine months ended September 30, 2013 was approximately $10,716,000. The operating loss used approximately $13,330,000, changes in accounts payable and accrued expenses used approximately $204,000, non-cash share-based compensation provided approximately $2,201,000 and depreciation and amortization provided approximately $545,000. Significant commitments that will require the use of cash in operating activities in future periods include obligations under operating leases. Gross committed lease obligations amount to approximately $6,355,000. Total commitments due for the remainder of fiscal 2013 under operating leases are approximately $297,000.

Net cash used by investing activities for the nine months ended September 30, 2013 totaled approximately $651,000 for purchases of capital equipment.

Net cash provided by financing activities was approximately $16,875,000 for the nine months ended September 30, 2013, due to $16,408,000 from the exercise of stock options and warrants and $467,000 from loans, capital leases, and notes payable, net of repayments.

At September 30, 2013, the Company had cash of approximately $18,334,000. Based on the current level of spending, the Company expects to sufficiently meet operating and capital requirements into the first quarter of 2015. However, the Company will need to raise substantial capital in the future to complete clinical trials, obtain marketing approvals and commercialize its products. Such funding could occur with debt or equity financing. The sale of debt or equity securities may cause dilution to existing stockholders. Furthermore, there can be no assurance that we will be able to raise funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would materially and adversely affect the results of our operations.

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

Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our interim Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our interim Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We are currently operating with an interim Chief Executive Officer and interim Chief Financial Officer, and until our Company is able to locate and appoint qualified successors to fill these positions, our operations may be disrupted.

We currently do not have a permanent Chief Executive Officer or permanent Chief Financial Officer, which creates uncertainty and could adversely affect our ability to establish strategic relationships and adversely impact relationships with our employees. Failure to successfully manage our transition to permanent management positions could potentially impede our ability to execute effectively on our business strategy and could also potentially harm our business prospects.

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: November 7, 2013	By:	/s/ Gregory D. Perry
		Name:	Gregory D. Perry
		Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document