Form 10-Q
period 2014-06-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2014-08-06
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of August 1, 2014, 93,428,943 shares of the registrant’s common stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	June 30, 2014	December 31, 2013
ASSETS:

Current assets:
Cash and cash equivalents	$20,850	$13,980
Restricted cash	371	602
Prepaid expenses	378	20
Total current assets	21,599	14,602

Property, equipment and leasehold improvements, net	1,973	2,337
Other assets	146	157

Total assets	$23,718	$17,096

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$592	$899
Note payable-current portion	55	74
Capital lease payable	—	3
Derivative warrant liability	5,721	—
Accrued expenses	1,415	1,292
Total current liabilities	7,783	2,268

Loan payable	1,920	1,920
Note payable-less current portion	—	18
Total liabilities	9,703	4,206

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.00001 par value, authorized 200,000,000 shares at June 30, 2014 and December 31, 2013; issued and outstanding 93,428,943 and 78,773,736 shares at June 30, 2014 and December 31, 2013, respectively.	1	1
Additional paid-in capital	104,672	94,798
Deficit accumulated during the development stage	(90,658)	(81,909)
Total stockholders’ equity	14,015	12,890

Total liabilities and stockholders’ equity	$23,718	$17,096

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		November 28, 2005 (inception) to June 30,
	2014	2013	2014	2013	2014

Operating expenses:
Research and development	$3,051	$2,591	$6,293	$3,804	$32,086
General and administrative	1,688	2,481	3,517	4,119	26,644
Total operating expenses	4,739	5,072	9,810	7,923	58,730

Operating loss	(4,739)	(5,072)	(9,810)	(7,923)	(58,730)

Other income (expense):
Other income	—	—	—	—	383
Interest income	1	6	2	9	73
Interest expense	(35)	(33)	(68)	(62)	(1,336)
Modification of warrants	—	(765)	—	(765)	(765)
Derivatives gain (loss)	1,127	(8,422)	1,127	(18,871)	(30,283)
Other income (expense), net	1,093	(9,214)	1,061	(19,689)	(31,928)

Net loss	$(3,646)	$(14,286)	$(8,749)	$(27,612)	$(90,658)

Net loss per share, basic	$(0.04)	$(0.20)	$(0.11)	$(0.40)	$(2.13)

Net loss per share, diluted	$(0.04)	$(0.20)	$(0.11)	$(0.40)	$(2.13)

Weighted average number of common shares outstanding, basic	87,285,418	72,389,679	78,245,818	69,234,059	42,598,059

Weighted average number of common shares outstanding, diluted	87,285,418	72,389,769	78,245,818	69,234,059	42,598,059

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Period from November 28, 2005 (inception) to
	2014	2013	June 30, 2014
Cash flows from operating activities:
Net loss	$(8,749)	$(27,612)	$(90,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	378	353	1,723
Non-cash derivatives (gain) loss	(1,127)	18,871	30,283
Non-cash interest expense	—	—	985
Non-cash loss from modification of warrants	—	765	765
Common stock issued to 401(k) plan	84	99	409
Common stock issued for services	282	—	516
Share-based compensation expense	1,596	1,627	7,765
Changes in operating assets and liabilities:
Restricted cash	231	—	(371)
Prepaid expenses	(358)	(77)	(389)
Other assets	2	2	(193)
Accounts payable	(307)	(278)	592
Accrued interest payable	—	—	(15)
Accrued expenses	123	(358)	1,415
Net cash used in operating activities	(7,845)	(6,608)	(47,173)

Cash flows from investing activities:
Purchases of property and equipment	(5)	(626)	(3,525)
Net cash used in investing activities	(5)	(626)	(3,525)

Cash flows from financing activities:
Proceeds from issuance of note payable	—	—	150
Repayment of note payable	(37)	—	(94)
Proceeds from issuance of convertible notes payable	—	—	4,181
Proceeds from convertible bridge notes	—	—	500
Principal payments on capital lease obligation	(3)	(16)	(94)
Proceeds from loan payable	—	342	2,241
Repayment of loan payablenet	—	—	(321)
Proceeds from issuance of common stock and warrants	14,760	16,315	64,985
Net cash provided by financing activities	14,720	16,641	71,548

Increase in cash and cash equivalents	6,870	9,407	20,850

Cash and cash equivalents at beginning of period	13,980	12,825	—

Cash and cash equivalents at end of period	$20,850	$22,232	$20,850

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Concluded)

(In thousands)

(Unaudited)

	Six Months Ended, June 30,		Period from November 28, 2005 (inception) to June 30,
	2014	2013	2014

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$65	$59	$342

Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$4,672

Conversion of convertible bridge note payable and accrued interest into common stock	$—	$—	$505

Asset acquired through capital lease obligation	$—	$—	$94

Beneficial conversion feature on convertible and bridge notes payable	$—	$—	$134

Fair value of warrants issued with bridge notes payable	$—	$—	$179

Fair value of warrants issued in connection with loan agreement	$—	$—	$42

Fair value of warrants issued in connection with underwriting agreement	$6,848	$—	$6,848

Reclassification of derivative warrant liability to additional paid-in capital	$—	$33,456	$38,104

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2014 (Unaudited)

1.                       NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Business

InVivo Therapeutics Holdings Corp. was incorporated on April 2, 2003, and on October 26, 2010, acquired the business of InVivo Therapeutics Corporation, which was incorporated on November 28, 2005, and are continuing the existing business operations of InVivo Therapeutics Corporation as a wholly-owned subsidiary of InVivo Therapeutics Holdings Corp. Unless otherwise noted herein, the “Company” or “InVivo” refers to InVivo Therapeutics Holdings Corp. and its wholly owned subsidiary on a consolidated basis. The Company is a pioneering biomaterials and biotechnology company with a focus on treatment of spinal cord injuries. Its proprietary technologies incorporates intellectual property licensed under the Company’s exclusive, world-wide license from Children’s Medical Center Corporation (“CMCC”) and the Massachusetts Institute of Technology (“MIT”), and intellectual property that has been developed internally, including in collaboration with its advisors and partners.

Since its inception, InVivo has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, InVivo is considered to be in the development stage.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 17, 2014 and amended on April 29, 2014. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2014 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, the Company will apply the new guidance, as applicable, to future disposals of components or classifications as held for sale.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities,” Topic 915. The ASU 2014-10 removes Topic 915, Development Stage Entities in its entirety from FASB Accounting Standards Codification (“ASC”). It also eliminates the guidance in ASC 810 on how to assess whether a development stage entity has sufficient equity at risk in the evaluation of whether the development stage entity is a variable interest entity. Additionally, the ASU 2014-10 clarifies that all entities, including entities that have not begun operations, should provide the risk and uncertainty disclosures required in ASC 275. The amendments made by ASU 2014-10 are for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company is assessing the impact of ASU 2014-10 on its disclosures.

2.                       CASH AND CASH EQUIVALENTS

As of June 30, 2014, the Company held $20,850,000 in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company’s cash equivalents are held in money market funds. Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2014	December 31, 2013

Cash	$164	$219
Money market fund	20,686	13,761
Total cash and cash equivalents	$20,850	$13,980

3.                       RESTRICTED CASH

Restricted cash for the six months ended June 30, 2014 was $371,000 and represented $60,000 of security deposits related to the Company’s credit card account and a $311,000 cash account securing a stand-by letter of credit in favor of a landlord (see Note 5).

4.                       FAIR VALUE OF ASSETS AND LIABILITIES

The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 — Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	At June 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$5,721	$—	$5,721

December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$—	$—	$—

5.                       COMMITMENTS AND CONTINGENCIES

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

The Cambridge Lease contains certain rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the term of the Cambridge lease and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of June 30, 2014, the amount of deferred rent liability is $533,000 and is included in accrued expenses.

It is the Company’s policy to assess whether improvements made to the space rented under operating leases should be accounted for as “lessor” or “lessee” assets. If the landlord/lessor makes the improvements and presents the Company with the finished space on a “turnkey” basis, the Company views the assets as being lessor assets. When the Company does the remodeling work and receives an allowance that may or may not cover all the costs, the Company makes a judgment as to the classification between lessor and lessee assets. The Company considers an asset to be a lessor asset if all of the following criteria are met:

•                          the lease specifically requires the lessee to make the improvement,

•                          the improvement is fairly generic,

•                          the improvement increases the fair value of the property to the lessor, and

•                          the useful life of the improvement is longer than the Company’s lease term.

If any of the above criteria are not met, the Company considers the assets to be lessee assets, which are recorded as leasehold improvements in the Company’s consolidated balance sheets and payments received from the lessor to fund any portion of the cost of lessee assets are accounted for as lease incentives. Assets considered to be lessor assets are not reflected in the Company’s consolidated balance sheets. To the extent that the Company paid for such lessor assets and was not reimbursed through construction allowances, such net payments are recorded as leasehold improvements, which are amortized to rent expense over the lease term. As of June 30, 2014, such leasehold improvements totaled $381,000.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at June 30, 2014, the future minimum rent commitments are as follows (in thousands):

Year Ended December 31,
2014	608
2015	1,243
2016	1,269
2017	1,295
2018	1,049
Total	$5,464

Total rent expense for the six months ended June 30, 2014 and 2013, including month-to-month leases, was $574,000 and $597,000, respectively. Total rent expense for the three months ended June 30, 2014 and 2013, including month-to-month leases, was $287,000 and $298,000, respectively

On September 4, 2013, the Company entered into a settlement agreement with the landlord of one of its proprieties, which resulted in the receipt of approximately $286,000 in prepaid rent as consideration for the settlement of litigation. The settlement has been included in deferred rent payable, and the benefit will be amortized through rent expense over the lease term.

Litigation

On July 31, 2014, a putative securities class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming our Company and Mr. Reynolds, as defendants. We have not yet been served with process in this matter. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements related to the timing and completion of the clinical study of our scaffold product. The plaintiff seeks class certification for purchasers of our common stock during the period from April 5, 2013 through August 26, 2013 and unspecified damages. The Company intends to vigorously defend the lawsuit.

6.                       ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued bonus	$329	$566
Accrued payroll	166	101
Deferred rent payable	533	553
Accrued severance	246	—
Accrued vacation	95	23
Other accrued expenses	46	49
Total accrued expenses	$1,415	$1,292

7.                    NOTE PAYABLE

In May 2013, the Company entered into a contract for the purchase of an Enterprise Resource Planning (“ERP”) system for $150,000. The total cost for the ERP system, including interest, was approximately $159,000, with an implicit interest rate of approximately 6%.

Pursuant to the terms of the non-cancelable purchase agreement in effect at June 30, 2014, the future minimum principal payments are as follows (in thousands):

Year Ended December 31,
2014	36
2015	19
Total	$55

In the third quarter of 2013, the Company abandoned the implementation of the ERP system. As such, the ERP system cost of $150,000 was fully expensed in 2013.

8.                    LOAN PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”). The loan agreement provided the Company with a $2,000,000 line of credit from the Commonwealth of Massachusetts’ Emerging Technology fund, with $200,000 designated to be used for working capital purposes and the remainder to be used for the purchase of capital equipment. The annual interest rate is fixed at 6.5% with interest payments only that commenced on November 1, 2012 for the first thirty months, and then equal interest and principal payments over the next fifty-four months with the final maturity on October 5, 2019. Based on the $1,920,000 balance outstanding as of June 30, 2014, equal monthly principal payments of approximately $36,000 will be due commencing on May 1, 2015. Therefore, for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, principal payments of approximately $284,000, $427,000, $427,000, $427,000 and $355,000, respectively, will be due. In September 2012, the Company was assessed a commitment fee totaling $15,000, which was charged to the Company as interest expense. In October 2012, the Company issued MassDev a warrant for the purchase of 36,145 shares of its common stock. The warrant has a seven-year term and is exercisable at $1.66 per share. The fair value of the warrant was determined to be $32,000 and was recorded as a deferred financing cost and is being amortized to interest expense over a seven-year period commencing in October 2012. Amortization of the deferred financing cost for the six months ended June 30, 2014 was $2,000 and included in interest expense. The equipment line of credit is secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the six months ended June 30, 2014 and 2013 was $63,000 and $56,000, respectively. Interest expense related to this loan for the three months ended June 30, 2014 and 2013 was $32,000 and $30,000, respectively.

9.                    COMMON STOCK

The Company has authorized 200,000,000 shares of common stock, $0.00001 par value per share, of which 93,428,943 shares were issued and outstanding as of June 30, 2014 and 78,773,736 shares were issued and outstanding as of December 31, 2013.

During the six months ended June 30, 2014, the Company issued an aggregate of 418,923 shares of common stock upon the exercise of stock options and received cash proceeds of approximately $131,000.

During the six months ended June 30, 2014, the Company issued an aggregate of 39,900 shares of common stock upon the exercise of warrants, including warrants to purchase 62,620 shares of common stock exercised through cashless exercise provisions resulting in the issuance of 27,610 shares of common stock and warrants to purchase 12,290 shares of common stock exercised for cash, providing net cash proceeds of approximately $12,000.

During the six months ended June 30, 2014, the Company issued an aggregate of 63,912 shares of common stock with a fair value of approximately $83,000 to the Company’s 401(k) plan as matching contributions.

During the six months ended June 30, 2014, the Company issued 108,848 and 22,374 shares of common stock to Michael J. Astrue, Interim Chief Executive Officer, and Gregory D. Perry, Interim Chief Financial Officer, respectively, in lieu of executive cash bonuses. Such shares had an aggregate fair value of approximately $282,000.

On May 9, 2014, the Company closed an underwritten public offering of an aggregate of 14,001,250 shares of common stock and warrants to purchase up to an aggregate of 7,000,625 shares of common stock, at a price to the public of $1.15 per share of common stock and $0.00001 per warrant. The net proceeds to the Company, after deducting underwriting discounts and offering expenses, were approximately $14.6 million. The warrants have a per share exercise price of $1.4375, or 125% of the public offering price of the common stock, are exercisable immediately, and expire on May 9, 2019. The Company intends to use the net proceeds from the offering for general corporate purposes, including for research, development and pre-clinical studies for its product candidates, the completion of its scaffold pilot clinical study, and for working capital.

10.                STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of June 30, 2014, there were options to purchase an aggregate of 1,809,030 shares of common stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted and the Company’s shareholders subsequently approved the 2010 Equity Incentive Plan (as subsequently amended, the “2010 Plan”). The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted common stock to employees, consultants and non-employee directors of the Company. As of June 30, 2014, the number of shares authorized for issuance under the 2010 Plan, was 11,000,000 shares. As of June 30, 2014, there were options to purchase an aggregate of 7,639,720 shares of common stock outstanding under the 2010 Plan and 3,088,802 shares available for future grants under the 2010 Plan. Options issued under the 2007 Plan and the 2010 Plan are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For stock options issued and outstanding for the six months ended June 30, 2014 and 2013, the Company recorded non-cash, stock-based compensation expense of approximately $1,596,000 and $1,627,000, respectively, net of forfeitures. For stock options issued and outstanding for the three months ended June 30, 2014 and 2013, the Company recorded non-cash, stock-based compensation expense of $761,000 and $1,195,000, respectively, net of forfeitures

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations within the valuation model. The expected term of options granted under the 2007 and 2010 Plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (10 years) and the vesting period (generally, 48 months). For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. The assumptions used principally in determining the fair value of options granted were as follows:

June 30, 2014

Risk-free interest rate	1.94% – 1.98%
Expected dividend yield	0.00%
Expected term (in years)	6.07
Expected volatility	122.9% – 123.7%

A summary of option activity as of June 30, 2014 and changes for the period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	8,055,522	$1.56
Granted	2,925,000	$2.18
Expired	(88,543)	$2.13
Forfeited	(1,024,306)	$1.78
Exercised	(418,923)	$0.31
Outstanding at June 30, 2014	9,448,750	$1.77	7.65	$1,527,476

Vested at June 30, 2014	3,859,584	$1.21	5.38	$1,524,580

The weighted average grant-date fair value of options granted during the six months ended June 30, 2014 was $1.93 per share. The total fair value of options that vested for the six months ended June 30, 2014 was $760,230. As of June 30, 2014, there was $7,446,871 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 3.05 years at June 30, 2014.

11.                WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at June 30, 2014:

Year Issued	Classification	Number of Warrants	Exercise Price	Date of Expiration
2010	Equity	1,494,603	$1.40	10/26/2017 — 12/3/2017
2010	Equity	1,318,268	$1.00	9/26/2015 — 12/3/2015
2011	Equity	16,071	$1.40	6/17/2018
2011	Equity	343,137	$3.06	12/21/2016
2012	Equity	36,145	$1.66	10/5/2019
2014	Liability	7,000,625	$1.44	5/09/2019
Total		10,208,849

Weighted average exercise price			$1.43

Weighted average life in years				4.31

12.                DERIVATIVE INSTRUMENTS

The warrants issued in connection with May 2014 public offering to purchase 7,000,625 shares of the Common Stock (see Note 9) have anti-dilution protection provisions and, under certain conditions, grant the right to the holder to require the Company to repurchase the warrant. Accordingly, through June 2014, these warrants were accounted for as derivative liabilities. The Company used the Black-Scholes option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in fair value of the derivative financial instruments are recognized in the Company’s consolidated statement of operations as a derivative gain or loss. The warrant derivative gains (losses) are non-cash income (expenses); and for the six months ended June 30, 2014 and 2013, a gain (loss) of $1,127,000 and $(18,871,000), respectively, were included in other income (expense) in the Company’s consolidated statement of operations.

June 30, 2014
Risk-free interest rate	1.17%
Expected dividend yield	0.00%
Expected term (in years)	4.83
Expected volatility	119.4%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period.

Changes in the derivative warrant liability for the six months ended June 30 are as follows (in thousands):

	Six Months Ended June 30
	2014	2013
Balance at December 31,	$—	$14,585
Fair value of warrants issued	6,848	—
Reduction in derivative liability due to exercise and modification of warrants	—	(33,456)
Increase (decrease) in the fair value of warrants	(1,127)	18,871
Balance at June 30,	$5,721	$—

Item 2.                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this quarterly report and with our historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1034, as amended (the “Exchange Act”). These statements include statements made regarding our commercialization strategy, future operations, capital requirements and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report, including factors such as our ability to continue as a going concern; our ability to execute our strategy and business plan; the progress and timing of our development programs and regulatory approval for our products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; market acceptance of our products; our ability to retain management and other key personnel; and other factors detailed under “Risk Factors” in Item 1A of our 2013 Annual Report and in our quarterly report on Form 10-Q for the quarter ended March 31, 2014. These forward-looking statements speak only as of the date hereof. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report, except as required by law.

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

Overview

We are a pioneering biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries. Our proprietary technologies incorporate intellectual property that is licensed under our exclusive, world-wide license from Children’s Medical Center Corporation (“CMCC”) and the Massachusetts Institute of Technology (“MIT”), as well as intellectual property that has been developed internally in collaboration with our advisors and partners. At June 30, 2014, we were considered a “development stage enterprise” and will continue to be so until we commence commercial operations. A development stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenue from operations. Development stage companies report cumulative costs from the date of inception of the enterprise.

Our development stage started on November 28, 2005 and continued through June 30, 2014. As of June 30, 2014, we have experienced total net losses since inception of approximately $90,658,000. As a development stage enterprise, we expect to incur substantial operating losses in the future and are therefore dependent upon external financing, such as from equity and debt offerings, to finance our operations. Before we can derive revenue or cash inflows from the commercialization of any of our products, we will need to conduct clinical studies and obtain regulatory approval to commercialize our products.

Overall, we expect our research and development (R&D) expenses to be substantial and to increase for the foreseeable future as we continue the development and clinical investigation of our current and future products. However, expenditures on R&D programs are subject to many uncertainties, including whether we develop our products with a partner or independently, or whether we develop or acquire products and product candidates. At this time, due to the uncertainties and inherent risks involved in our development stage business, we cannot estimate in a meaningful way the duration of, or the costs to complete, our R&D programs or whether, when or to what extent we will generate revenues or cash inflows from the commercialization and sale of any of our products. While we are currently focused on advancing our Neuro-Spinal Scaffold, our future R&D expenses will depend on the determinations we make as to the scientific and clinical prospects of each potential product, as well as our ongoing assessment of the regulatory requirements and each product’s commercial potential. In addition, we may make acquisitions of businesses, technologies or intellectual property rights that we believe would be necessary, useful or complementary to our current business. Any investment made in a potential acquisition could affect our results of operations and reduce our limited capital resources, and any issuance of equity securities in connection with a potential acquisition could be substantially dilutive to our stockholders.

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

Recent Events

Pilot Clinical Study Update

Our investigational degradable polymer Neuro-Spinal Scaffold is currently being studied in an early feasibility, five subject pilot study under our approved Investigational Device Exemption application (IDE) and such study will be conducted in as many as six sites across the United States. The pilot study has been approved by the U.S. Food and Drug Administration (FDA) and is intended to capture preliminary safety and effectiveness data of the Neuro-Spinal Scaffold in five subjects with acute thoracic spinal cord injury.

In April 2014, our first approved clinical site, The University of Arizona Medical Center in Tucson, Arizona, opened for enrollment of patients with acute spinal cord injury (SCI). Our second clinical site opened for enrollment at the Carolinas Medical Center in Charlotte, North Carolina in May 2014, and our third clinical site opened for enrollment at the Barrow Neurological Institute (BNI) in Phoenix, Arizona in June 2014.

Under the conditions of the FDA’s approval of an IDE, our pilot clinical study is a staggered study such that each patient that meets the study criteria will be followed for three months prior to enrolling the next patient in the clinical study. In addition, following implantation of our scaffold product, we will monitor the patient at intervals of 24 hours, 48 hours, 72 hours and one week after initial implantation; at discharge from the hospital, and at one, three, six and 12 months post-implantation.

If our pilot clinical studies are successful, we then expect to conduct a pivotal study to obtain FDA approval to commence commercialization under a Humanitarian Device Exemption (HDE). However, even if we are able to obtain FDA approval of our scaffold product, because the scaffold product is a new unproven technology, we will have to demonstrate the clinical utility of the product and gain acceptance from physicians and obtain third party reimbursement for our product and there can be no assurance that we will be able to do so. For major markets outside the United States, we would be required to seek regulatory approvals in those markets after the clinical trials are conducted in the United States.

May 2014 Offering

On May 9, 2014, we closed an underwritten public offering of an aggregate of 14,001,250 shares of common stock and warrants to purchase an aggregate of 7,000,625 shares of common stock, at a price to the public of $1.15 per share of common stock and $0.00001 per warrant.

The warrants have an initial per share exercise price of $1.4375 (125% of public offering price of the common stock) and will expire on May 9, 2019. The warrants are immediately exercisable, at the option of each holder, in whole or in part, in cash (except in the case of a cashless exercise as discussed below). The exercise price and number of shares of common stock issuable upon exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the warrants. In addition, the exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment in the event of sales of our common stock at a price per share less than the exercise price of the warrants then in effect (or securities convertible or exercisable into common stock at a conversion or exercise price less than the exercise price then in effect) and also upon any distributions of assets, including cash, stock or other property to our stockholders. In the event that shares of common stock underlying the warrants are no longer registered under the Exchange Act, the holder may, in its sole discretion, exercise the warrant in whole or in part and, in lieu of making cash payment, elect instead to receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrant.

The net proceeds, after deducting underwriting discounts and offering expenses, were approximately $14.6 million. We expect this amount to be sufficient to meet our operating and capital requirements until March 2016, and intend to use the proceeds for general corporate purposes, including for the research, development and pre-clinical studies for our product candidates, the completion of our scaffold pilot clinical study, and for working capital.

Realignment of Research and Development Resources

In June 2014, as a result of an in-depth review of our research and development portfolio, we announced the realigning of resources behind our novel Neuro-Spinal Scaffold and the Neuro-Spinal Scaffold Plus Stem Cells program for acute spinal cord injury (SCI). Resources currently deployed towards our hydrogel drug delivery program are currently being eliminated. The hydrogel platform was at an early stage of preclinical development, and substantial financial and human resources would have been required to address technical and competitive challenges and to advance any drug delivery product to the partnering stage or into the clinic. We will however, continue to explore one element of the hydrogel platform, the potential of hydrogel for cell delivery, as part of an expanded biomaterials development program for the delivery of stem cells.

In announcing the refocusing of our research and development resources, we announced a reduction in force (RIF) of 14 employees, or 28% of our workforce, and other cost-cutting measures. We have incurred total expenses relating to the realignment of approximately $311,000, consisting of $290,000 relating to severance and termination costs and $21,000 relating to the write-off certain assets that will become idle. We anticipate the RIF will result in annualized savings of approximately $3 million and reduce cash expenditures by approximately 23% compared to 2013 levels. With these savings, we anticipate that existing funds will be sufficient to support our planned activities through March 2016.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013 (in thousands)

Research and Development Expenses

Research and development expenses consisted primarily of payments to contract research and development companies and payroll. Research and development expenses for the three months ended June 30, 2014 were $3,051, an increase of $460 over the quarter ended June 30, 2013. Excluding the $251 adjustment related to the realignment of research and development resources in June 2014, the increase was $209, driven primarily by an increase in manufacturing and quality costs of $202 and higher consulting costs related to the establishment of clinical sites of $233, partially offset by a reduction of stock compensation expense of $157 and a reduction of other expense of $69.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent and professional services. General and administrative expenses for the three months ended June 30, 2014 were $1,688, which reflected a reduction of $793 from the same period in the prior year. Excluding the one-time impact of $57 related to the realignment of research and development resources in June 2014, the decrease for the three months ended June 30, 2014 was $850.The reduction in expenses for the three months ended June 30, 2014 was related to lower legal expenses of $62, reduced stock compensation expense of $277, a reduction in recruiting fees of $85, lower donations of $43, lower travel costs of $122 and other decreased expenses totaling $261.

Other Income and Expense

Other income for the three months ended June 30, 2014 was $1,093, which was comprised of interest expense of $35, interest income of $1 and a gain in the deferred warrant liability of $1,127. The quarter ended June 30, 2014 reflected a benefit of $10,307, as compared to the same period in the prior year, and the increase was primarily related to the change in deferred warrant liability of $9,549. During the quarter ended June 30, 2013, we recorded other expenses of $9,214, which included charges related to the modification of warrants in the amount of $765 and interest income of $6.

The increase in interest expense for the three months ended June 30, 2014 was mainly due to an increase in borrowings under our note payable.

Comparison of the Six Months Ended June 30, 2014 and 2013 (in thousands)

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2014 were $6,293, an increase of $2,489 as compared to the same period in the prior year. Excluding the $251 adjustment related to the realignment of research and development resources in June 2014, the increase was $2,238.  The higher expense level in the six month period ended June 30, 2014 was attributable to higher manufacturing and testing costs in the amount of $533 related to preparing the scaffold for shipment to the clinical sites and higher consulting costs related to the establishment of clinical sites during the period of $605.  In addition, the six month period ended June 30, 2013 included the receipt of $1,100 in proceeds from a settlement of a business interruption claim which was recorded as a reduction to research and development expenses.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014 were $3,517, a decrease of $602 as compared to the same period in the prior year. Excluding the one-time impact of $57 related to the realignment of research and development resources in June 2014, the decline in expenses for the six months ended June 30, 2014 was $659. The decrease is attributable to a reduction in stock compensation expense of $92, lower travel costs of $230, a decrease in donations of $89, lower consulting expenses of $21 and other decreased expenses totaling $227.

Other Income and Expense

Other income for the six months ended June 30, 2014 was $1,061, which was comprised of interest expense of $68, interest income of $2 and a gain in the deferred warrant liability of $1,127. For the six months ended June 2013, there was a charge of $19,689. The increase is primarily driven by the change in the deferred warrant liability of $19,998 and certain charges associated with warrant modifications of $765.

The increase in interest expense for the six months ended June 30, 2014 was mainly due to an increase in borrowings under our note payable.

Liquidity and Capital Resources

Since our inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, we are considered to be in the development stage.

Since inception, we have experienced negative cash flows from operations. We have financed our operations primarily through sales of equity-related securities. At June 30, 2014, our deficit accumulated during the development stage was $90,658.

At June 30, 2014, we had total current assets of $21,599 and current liabilities of $7,783, resulting in working capital of $13,816. At June 30, 2014, we had total assets of $23,718 and total liabilities of $9,703, resulting in stockholders’ equity of $14,015.

Net cash used in operating activities for the six months ended June 30, 2014 was approximately $7,845, as compared to net cash used in operating activities of approximately $6,608 for the six months ended June 30, 2013. The change in net cash used in operating activities for the six months ended June 30, 2014 as compared to the same period in the prior year was primarily due to a $18,863 decrease in our net operating loss, offset by an increase in non-cash derivatives of $19,998. Significant commitments that will require the use of cash in operating activities in future periods include our obligations under operating leases. Our gross committed lease obligations amount to approximately $5,464. Total commitments due for the remainder of fiscal 2014 under operating leases are approximately $608.

Net cash used in investing activities for the six months ended June 30, 2014 totaled approximately $5 for purchases of capital equipment, as compared to net cash used in investing activities of $626 for purchases of capital equipment for the six months ended June 30, 2013.

Net cash provided by financing activities was approximately $14,720 for the six months ended June 30, 2014 consisting of the proceeds from our May 2014 public offering, as compared to net cash provided by financing activities of approximately $16,641 for the six months ended June 30, 2013 which is primarily related to proceeds from the exercise of warrants, loans and capital leases net of repayments.

At June 30, 2014, we had cash of approximately $20,850.  On May 9, 2014, we completed an underwritten public offering of an aggregate of 14,001,250 shares of common stock and warrants to purchase an aggregate of 7,000,625 shares of common stock, at a price to the public of $1.15 per share of common stock and $0.00001 per warrant. The net proceeds, after deducting underwriting discounts and offering expenses, were approximately $14.6 million. We expect this amount to be sufficient to meet our operating and capital requirements until March 2016, and intend to use the proceeds for general corporate purposes, including for the research, development and pre-clinical studies for our product candidates, the completion of our scaffold pilot clinical study, and for working capital.

However, we have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, for pursuit of regulatory approvals, for acquisition of capital equipment, laboratory and office facilities, for establishment of production capabilities, and for selling, general and administrative expenses and other working capital requirements. We have, in the past, successfully completed financings, but, due to market conditions and other factors, including our development stage and our ability to continue as a going concern, we may be unable to raise the required capital in the future or on acceptable terms.

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

Item 4.                                  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our  Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In November 2013, we filed a lawsuit against Francis Reynolds, our former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, corporate waste, and seeks money damages and an accounting. The lawsuit involves approximately $500,000 worth of personal and/or exorbitant expenses that we allege Mr. Reynolds inappropriately caused us to pay while he was serving as our Chief Executive Officer, Chief Financial Officer, President and Chairman of our Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint and filed counterclaims against us and our Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims involve Mr. Reynolds’s allegations that we and the Board interfered with the performance of his duties under the terms of his employment agreement and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options. On January 9, 2014, we, along with the directors named in the counterclaims, filed our answer. The parties are currently conducting pre-trial discovery. No judgments or rulings are pending at this early stage.

In June 2014, Mr. Reynolds filed a complaint with the Massachusetts Commission Against Discrimination (MCAD) alleging that we discriminated against him on the basis of disability in violation of Massachusetts law and the Americans with Disability Act.  We have submitted to MCAD a written response to the complaint denying the claim, and a conference is scheduled for September 17, 2014.  No judgments or rulings are pending at this early stage.

On July 31, 2014, a putative securities class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming our Company and Mr. Reynolds, as defendants. We have not yet been served with process in this matter. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements related to the timing and completion of the clinical study of our scaffold product. The plaintiff seeks class certification for purchasers of our common stock during the period from April 5, 2013 through August 26, 2013 and unspecified damages. The Company intends to vigorously defend the lawsuit.

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

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our quarterly report on Form 10-Q for the quarter ended March 31, 2014.

Item  2.                               Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                  Defaults Upon Senior Securities.

None.

Item  4.                              Mine Safety Disclosures.

Not applicable.

Item 5.                                  Other Information.

None.

Item  6.                               Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this quarterly report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: August 6, 2014	By:	/s/ STEVEN F. MCALLISTER
	Name:	Steven F. McAllister
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

1.1

Underwriting Agreement entered into by and between the Company and Aegis Capital Corp. as representative of the several underwriters named on Schedule A thereto, dated May 6, 2014 (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 6, 2014).

4.1

Form of Warrant to be issued pursuant to the Underwriting Agreement dated May 6, 2014 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 6, 2014).

10.1	Amendment to the December 31, 2013 Employment Agreement between the Company and Steven F. McAllister, dated April 29, 2014.

10.2

Amended and Restated Employment Agreement, dated as of May 30, 2014, between the Company and Steven F. McAllister (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 30, 2014).

10.3

Second Amended and Restated Employment Agreement, dated as of June 17, 2014, between the Company and Steven F. McAllister (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 23, 2014).

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