Form 10-Q
period 2015-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2015-05-07
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-37350

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

As of April 30, 2015, 26,561,815 shares of the registrant’s common stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2015

PART I — FINANCIAL INFORMATION

SPECIAL NOTE

All share number and share prices presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the 1-for-4 reverse stock split of InVivo Therapeutics Holdings Corp.’s common stock effected on April 8, 2015.

Item 1. Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	March 31, 2015	December 31, 2014
ASSETS:

Current assets:
Cash and cash equivalents	$24,516	$13,459
Restricted cash	361	422
Prepaid expenses and other current assets	543	1,072
Total current assets	25,420	14,953

Property, equipment and leasehold improvements, net	1,431	1,605
Other assets	130	135

Total assets	$26,981	$16,693

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$793	$569
Loan payable-current portion	320	320
Note payable-current portion	—	18
Derivative warrant liability	12,644	7,224
Accrued expenses	1,364	1,044
Total current liabilities	15,121	9,175

Loan payable	1,600	1,600
Total liabilities	16,721	10,775

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.00001 par value, authorized 50,000,000 shares; issued and outstanding 26,011,852 and 23,453,000 shares at March 31, 2015 and December 31, 2014, respectively.	1	1
Additional paid-in capital	126,344	106,172
Accumulated deficit	(116,085)	(100,255)
Total stockholders’ equity	10,260	5,918

Total liabilities and stockholders’ equity	$26,981	$16,693

See notes to the unaudited consolidated financial statements.

(Reflects 1-for-4 reverse stock split effective April 8, 2015)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Operating expenses:
Research and development	$2,303	$3,242
General and administrative	3,208	1,829
Total operating expenses	5,511	5,071

Operating loss	(5,511)	(5,071)

Other income (expense):
Interest income	1	1
Interest expense	(34)	(33)
Derivatives gain (loss)	(10,286)	—
Other income (expense), net	(10,319)	(32)

Net loss	$(15,830)	$(5,103)

Net loss per share, basic	$(0.64)	$(0.28)

Net loss per share, diluted	$(0.64)	$(0.28)

Weighted average number of common shares outstanding, basic	24,909,876	18,540,697

Weighted average number of common shares outstanding, diluted	24,909,876	18,540,697

See notes to the unaudited consolidated financial statements.

(Reflects 1-for-4 reverse stock split effective April 8, 2015)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,830)	$(5,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	178	195
Non-cash derivatives (gain) loss	10,286	—
Common stock issued to 401(k) plan	53	41
Common stock issued for services	—	282
Share-based compensation expense	1,265	835
Changes in operating assets and liabilities:
Restricted cash	61	231
Prepaid expenses	529	(425)
Other assets	1	1
Accounts payable	224	(195)
Accrued expenses	320	(56)
Net cash used in operating activities	(2,913)	(4,194)

Cash flows from investing activities:
Purchases of property and equipment	—	(35)
Net cash used in investing activities	—	(35)

Cash flows from financing activities:
Proceeds from exercise of stock options	131	—
Repayment of note payable	(18)	(18)
Proceeds from exercise of warrants	2,819	—
Proceeds from convertible bridge notes	—	—
Principal payments on capital lease obligation	—	(3)
Proceeds from issuance of common stock	11,038	116
Net cash provided by financing activities	13,970	95

Increase (decrease) in cash and cash equivalents	11,057	(4,134)

Cash and cash equivalents at beginning of period	13,459	13,980

Cash and cash equivalents at end of period	$24,516	$9,846

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows (Concluded)

(In thousands)

(Unaudited)

	Three Months Ended, March 31,
	2015	2014

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$33	$32

Reclassification of derivative warrant liability to additional paid-in capital	$4,866	$—

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2015 (Unaudited)

(In thousands, except share and per-share data)

1.                       NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Business

InVivo Therapeutics Holdings Corp. was incorporated on April 2, 2003, and on October 26, 2010, acquired the business of InVivo Therapeutics Corporation, which was incorporated on November 28, 2005, and are continuing the existing business operations of InVivo Therapeutics Corporation as a wholly-owned subsidiary of InVivo Therapeutics Holdings Corp. Unless otherwise noted herein, the “Company” or “InVivo” refers to InVivo Therapeutics Holdings Corp. and its wholly owned subsidiary on a consolidated basis. The Company is a research and clinical-stage biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries. Its proprietary technologies incorporate intellectual property licensed under the Company’s exclusive, world-wide license from the Boston Children’s Hospital and the Massachusetts Institute of Technology, as well as intellectual property that has been developed internally in collaboration with its advisors and partners.

Since its inception, InVivo has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2015. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2015 and its results of operations and cash flows for the interim period presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Reverse Stock Split

On April 8, 2015, the Company effected a reverse stock split of its common stock, par value $0.00001 per share, at a ratio of 1-for-4. As a result of the reverse stock split, (i) every four shares of the issued and outstanding common stock were automatically converted into one newly issued and outstanding share of common stock, without any change in the par value per share; (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased, and (iii) the number of shares of authorized shares of common stock outstanding was proportionally decreased. Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

Unless otherwise indicated, all of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-4 reverse stock split.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the financial statements.

In January 2015, FASB issued ASU 2015-01 “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU removes the concept of an extraordinary item.  Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

2.                       CASH AND CASH EQUIVALENTS

As of March 31, 2015, the Company held $24,516 in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company’s cash equivalents are held in money market funds. Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2015	December 31, 2014

Cash	$149	$269
Money market fund	24,367	13,190
Total cash and cash equivalents	$24,516	$13,459

3.                       RESTRICTED CASH (in thousands)

Restricted cash for the three months ended March 31, 2015 was $361 and represented $50 of security deposits related to the Company’s credit card account and a $311cash account securing a standby letter of credit in favor of a landlord (see Note 5).

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

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	At March 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$12,644	$—	$12,644

	At December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$7,224	$—	$7,224

5.                       COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment (in thousands)

On November 29, 2011 and as amended on September 17, 2012, the Company entered into a commercial lease for 26,150 square feet of office, laboratory and manufacturing space in Cambridge, Massachusetts (as subsequently amended, the “Cambridge Lease”). The term of the Cambridge Lease is for six years and three months, with one five-year extension option. The Cambridge Lease also requires a standby letter of credit in the amount of $311 (see Note 3).

The Cambridge Lease contains certain rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the term of the Cambridge Lease and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of March 31, 2015, the amount of deferred rent liability is $459 and is included in accrued expenses.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at March 31, 2015, the future minimum rent commitments are as follows (in thousands):

Year Ended December 31,
2015	928
2016	1,263
2017	1,289
2018	1,092
Total	$4,572

Total rent expense for the three months ended March 31, 2015 and 2014, including month-to-month leases, was $262 and $287, respectively.

On September 4, 2013, the Company entered into a settlement agreement with the landlord of the Cambridge Lease, which resulted in the receipt of approximately $286 in prepaid rent as consideration for the settlement of litigation. The settlement has been included in deferred rent payable, and the benefit will be amortized through rent expense over the term of the Cambridge Lease.

Litigation

Lawsuit with Former Employee

In November 2013, the Company filed a lawsuit against Francis Reynolds, its former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500,000 worth of personal and/or exorbitant expenses that the Company alleges Mr. Reynolds inappropriately caused it to pay while he was serving as the Company’s Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against the Company and the Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims involve Mr. Reynolds’s allegations that the Company and the Board interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options. On January 9, 2014, the Company, along with the directors named in the counterclaims, filed its answer. The parties are currently conducting pre-trial discovery. No judgments or rulings are pending at this stage.

Shareholder Matters and Investigations

On July 31, 2014, a putative securities class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming the Company and Mr. Reynolds, as defendants (the “Securities Class Action”). The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements related to the timing and completion of the clinical study of the Company’s Neuro-Spinal Scaffold. The plaintiff seeks class certification for purchasers of the Company’s common stock during the period from April 5, 2013 through August 26, 2013 and unspecified damages. On April 3, 2015, the United States District Court for the District of Massachusetts dismissed the plaintiff’s claim with prejudice. Plaintiff filed a notice of appeal of this decision on May 4, 2015.

On January 23, 2015, Shawn Luger, a purported shareholder of the Company, sent the Company a letter demanding that the Board take action to remedy purported breaches of fiduciary duties allegedly related to the claimed false and misleading statements that were the subject of the Securities Class Action (the “Shareholder Demand”). The Board is currently considering this demand.

In addition to the Shareholder Demand, the Company has received investigation subpoenas from the Boston Regional Office of the Securities and Exchange Commission and the Massachusetts Securities Division of the Secretary of the Commonwealth of Massachusetts requesting corporate documents also concerning, among other topics, the allegations raised Securities Class Action and the Shareholder Demand. The Company is cooperating with these investigations.

6.                      ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued bonus	$205	$—
Accrued legal	454	360
Accrued payroll	121	49
Deferred rent payable	459	505
Accrued vacation	125	72
Other accrued expenses	—	58
Total accrued expenses	$1,364	$1,044

7.                    NOTE PAYABLE (in thousands)

In May 2013, the Company entered into a contract for the purchase of an Enterprise Resource Planning (“ERP”) system for $150. The total cost for the ERP system, including interest, was $159, with an implicit interest rate of approximately 6%.

Pursuant to the terms of the non-cancelable purchase agreement the total cost of the ERP system was paid in full during the three months ended March 31, 2015. In the third quarter of 2013, the Company abandoned the implementation of the ERP system. As such, the ERP system cost of $150 was fully expensed in 2013. The Company reserves the right to implement the ERP system at a future date.

8.       LOAN PAYABLE (in thousands)

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”). The loan agreement provided the Company with a $2,000 line of credit from the Massachusetts Emerging Technology Fund, with $200 designated to be used for working capital purposes and the remainder to be used for the purchase of capital equipment. The annual interest rate is fixed at 6.5% with interest-only payments for the first thirty months, commencing on November 1, 2012, and then equal interest and principal payments over the next fifty-four months, with the final maturity on October 5, 2019. Based on the $1,920 balance outstanding as of March 31, 2015, equal monthly principal payments of approximately $36 will be due commencing on May 1, 2015. Therefore, for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, principal payments of $320, $427, $426, $427 and $320, respectively, will be due. In October 2012, the Company issued MassDev a warrant for the purchase of 9,037 shares of its common stock. The warrant has a seven-year term and is exercisable at $6.64 per share. The fair value of the warrant was determined to be $32 and was recorded as a deferred financing cost and is being amortized to interest expense over a seven-year period commencing in October 2012. Amortization of the deferred financing cost for the three months ended March 31, 2015 was $1 and is included in interest expense in the Company’s consolidated statements of operations. The equipment line of credit is secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for each of the three months ended March 31, 2015 and 2014 was $31.

9.       COMMON STOCK

The Company has authorized 50,000,000 shares of common stock, $0.00001 par value per share, of which 26,011,851 shares were issued and outstanding as of March 31, 2015 and 23,453,000 shares were issued and outstanding as of December 31, 2014.

During the three months ended March 31, 2015, the Company issued an aggregate of 62,580 shares of common stock upon the exercise of stock options, including stock options to purchase 41,275 shares of common stock exercised through cashless exercise provisions resulting in the issuance of 12,707 shares of common stock and stock options to purchase 49,873 shares of common stock exercised for cash, providing cash proceeds of $131.

During the three months ended March 31, 2015, the Company issued an aggregate of 491,816 shares of common stock upon the exercise of warrants, including warrants to purchase 2,669 shares of common stock exercised through cashless exercise provisions resulting in the issuance of 1,624 shares of common stock and warrants to purchase 490,192 shares of common stock exercised for cash, providing net cash proceeds of $2,819.

During the three months ended March 31, 2015, the Company issued an aggregate of 4,456 shares of common stock with a fair value of $53 to the Company’s 401(k) plan as matching contributions.

In January 2015, the Company closed a registered direct offering of an aggregate of 2 million shares of common stock, resulting in net proceeds of $11,038.

The Company’s common stock began trading on The Nasdaq Capital Market under the symbol “NVIV” on April 17, 2015.

10.                STOCK OPTIONS

In 2007, the Company adopted the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2015, there were options to purchase an aggregate of 399,143 shares of common stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

On October 26, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan, which was subsequently approved by the Company’s shareholders (the “2010 Plan”). The 2010 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted common stock to employees, consultants and non-employee directors of the Company. The Company’s shareholders approved subsequent amendments in 2012 and 2013 to increase the number of shares available for issuance under the 2010 Plan. As of March 31, 2015, the number of shares authorized for issuance under the 2010 Plan was 2,750,000 shares. As of March 31, 2015, there were options to purchase an aggregate of 2,205,536 shares of common stock outstanding under the 2010 Plan and 319,916 shares available for future grants under the 2010 Plan. Options issued under the 2007 Plan and the 2010 Plan are exercisable for up to 10 years from the date of issuance.

Share-based compensation (in thousands)

For stock options issued and outstanding for the three months ended March 31, 2015 and 2014, the Company recorded non-cash, stock-based compensation expense of approximately $1,266 and $835, respectively, net of forfeitures.

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

March 31, 2015

Risk-free interest rate	1.74%
Expected dividend yield	0.00%
Expected term (in years)	6.08
Expected volatility	120.07%

A summary of option activity as of March 31, 2015 and changes for the period then ended are presented below (in thousands, except per share data):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,606,737	$6.58
Granted	131,250	$12.08
Forfeited	(42,160)	$9.54
Exercised	(91,148)	$5.25
Outstanding at March 31, 2015	2,604,679	$6.85	7.51	$13,330

Vested at March 31, 2015	1,165,942	$5.93	5.67	$7,031

The weighted average grant-date fair value of options granted during the three months ended March 31, 2015 was $10.49 per share. The total fair value of options that vested for the three months ended March 31, 2015 was approximately $2,053. As of March 31, 2015, there was $6,235 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.78 years at March 31, 2015.

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at March 31, 2015:

Year Issued	Classification	Number of Warrants	Exercise Price	Date of Expiration
2010	Equity	373,674	$5.60	10/26/2017 — 12/3/2017
2010	Equity	326,916	$4.00	9/26/2015 — 12/3/2015
2011	Equity	4,018	$5.60	6/17/2018
2011	Equity	85,785	$12.24	12/21/2016
2012	Equity	9,037	$6.64	10/5/2019
2014	Liability	1,259,967	$5.75	5/9/2019
Total		2,059,397

Weighted average exercise price			$5.31

Weighted average life in years				3.44

12.                DERIVATIVE INSTRUMENTS

The warrants issued in connection with the Company’s May 2014 public offering have anti-dilution protection provisions that allow for the reduction in the exercise price of the warrants if the Company subsequently issues equity securities, including common stock or any security convertible or exchangeable for shares of common stock, for no consideration or for consideration less than the exercise price of the warrants. Accordingly, through March 2015, these warrants were accounted for as derivative liabilities. The Company used the Black-Scholes option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in fair value of the derivative financial instruments are recognized in the Company’s consolidated statement of operations as a derivative gain or loss. The warrant derivative gains (losses) are non-cash income (expenses); and for the three months ended March 31, 2015 and 2014 a gain (loss) of $(10,286) and $0, respectively, were included in other income (expense) in the Company’s consolidated statement of operations.

March 31, 2015
Risk-free interest rate	1.15%
Expected dividend yield	0.00%
Expected term (in years)	4.11
Expected volatility	116.99%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period.

Changes in the derivative warrant liability for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at December 31,	$7,224	$—
Fair value of warrants issued	—	—
Reduction in derivative liability due to exercise and modification of warrants	(4,866)	—
Increase (decrease) in the fair value of warrants	10,286	—
Balance at March 31,	$12,644	$—

13.                SUBSEQUENT EVENTS

All material subsequent events have been included within footnotes 1 and 9 of the consolidated financial statements.

Item 2.                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report and with our historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements made regarding our commercialization strategy, future operations, capital requirements and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report, including factors such as our ability to execute our strategy and business plan; the progress and timing of our development programs and regulatory approval for our products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; market acceptance of our products; our ability to retain management and other key personnel; and other factors detailed under “Risk Factors” in Item 1A of our 2014 Annual Report. These forward-looking statements speak only as of the date hereof. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

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

Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries. Our proprietary technologies incorporate intellectual property licensed under an exclusive, world-wide license from Boston Children’s Hospital and the Massachusetts Institute of Technology, and intellectual property that has been developed internally, including in collaboration with our advisors and partners. We intend to leverage our platform technology to develop our novel Neuro-Spinal Scaffold, an investigational bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord contusion and is intended to treat acute spinal cord injury, or SCI. We believe our Neuro-Spinal Scaffold will be the foundation of effective therapy for both acute and chronic SCI, and we are continually evaluating other technologies and therapeutics that may be complementary and that offer the potential to bring us closer to our goal of redefining the life of the SCI patient.

Overall, we expect our research and development (R&D) expenses to be substantial and to increase for the foreseeable future as we continue the development and clinical investigation of our current and future products. However, expenditures on R&D programs are subject to many uncertainties, including whether we develop our products with a partner or independently or whether we develop or acquire products and product candidates. At this time, due to the uncertainties and inherent risks involved in our business, we cannot estimate in a meaningful way the duration of, or the costs to complete, our R&D programs or whether, when or to what extent we will generate revenues or cash inflows from the commercialization and sale of any of our products. While we are currently focused on advancing the development of our Neuro-Spinal Scaffold, our future R&D expenses will depend on the determinations we make as to the scientific and clinical prospects of each product candidate, as well as our ongoing assessment of the regulatory requirements and each product’s commercial potential. In addition, we may make acquisitions of businesses, technologies or intellectual property rights that we believe would be necessary, useful or complementary to our current business. Any investment made in a potential acquisition could affect our results of operations and reduce our limited capital resources, and any issuance of equity securities in connection with a potential acquisition could be substantially dilutive to our stockholders.

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

Recent Events

Pilot Study Update

Our investigational degradable polymer Neuro-Spinal Scaffold is currently being studied in an early feasibility, five subject pilot study under our approved Investigational Device Exemption application (IDE) for the treatment of complete traumatic acute spinal cord injury. The U.S. Food and Drug Administration (FDA) approved the study, which is intended to capture the safety and feasibility of the Neuro-Spinal Scaffold for the treatment of complete functional spinal cord injury, as well as to gather preliminary evidence of the clinical effectiveness of the Neuro-Spinal Scaffold.

The pilot study was initially approved for up to six clinical sites across the United States, and as of October 2014, the number of allowable clinical sites was expanded to up to 20. We currently have ten clinical sites open.

In October 2014, we announced that the first subject was enrolled in the pilot study at the Barrow Neurological Institute in Phoenix, Arizona. Under the conditions of the FDA’s approval of our IDE application, our pilot study was initially staggered such that each patient that met the eligibility criteria would be followed for three months prior to enrolling the next patient in the study. In December 2014, barring significant safety issues, the FDA approved an expedited enrollment plan. In January 2015, about three months after the first subject was enrolled, we opened enrollment and our second subject was enrolled subsequently thereafter at the Carolinas Medical Center in Charlotte, NC. In March 2015, we announced the reopening of subject enrollment for the study. Barring significant safety issues, the final three subjects will be enrolled concurrently and without mandatory safety hold between enrollment of each subject.

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

Reverse Stock Split and Uplisting to The Nasdaq Capital Market

On April 8, 2015, we effected a reverse stock split of our common stock at a ratio of 1-for-4. As a result of the reverse stock split, every four shares of our issued and outstanding common stock were automatically converted into one newly issued and outstanding share of common stock, without any change in the par value per share. Unless otherwise indicated, all of information in this report related to our issued and outstanding common stock and outstanding options and warrants exercisable for common stock have been adjusted, on a retroactive basis, to reflect this 1-for-4 reverse stock split.

Our common stock began trading on The Nasdaq Capital Market under the symbol “NVIV” on April 17, 2015.

Registered Direct Offering

In January 2015, we closed a registered direct offering of an aggregate of 2 million shares of our common stock, resulting in net proceeds of approximately $11 million.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, stock-based compensation expense and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that we believe to be reasonable under the circumstances. Such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from the disclosure provided in our 2014 Annual Report.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014 (in thousands)

Research and Development Expenses

Research and development expenses consisted primarily of payments to contract research organizations and payroll. Research and development expenses for the three months ended March 31, 2015 were $2,303, a decrease of $939 when compared to the three months ended March 31, 2014.  The decline in research and development expenses for the three months ended March 31, 2015 is primarily attributed to lower salaries and associated benefits costs of $578 related to the reduction in force during the second quarter of 2014 and lower contract research costs of $367, which were offset by an increase in other spending of $6.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent and professional services. General and administrative expenses for the three months ended March 31, 2015 were $3,208, which reflected an increase of $1,379 when compared to the three months ended March 31, 2014. The increase in general and administrative expenses for the three months ended March 31, 2015 was attributed to higher legal expenses of $756, higher stock compensation expense of $511, and an increase in investor relations activities of $130, which was offset by a decrease in other expenses of $18.

Other Income and Expense

Other expense for the three months ended March 31, 2015 was $10,319, which was comprised of interest expense of $34, interest income of $1 and a derivative loss of $10,286. The three months ended March 31, 2015 reflected an increase in expense of $10,287 when compared to the three months ended March 31, 2014. The increase in other expense for the three months ended March 31, 2015 was primarily related to the change in deferred warrant liability of $10,286.

Liquidity and Capital Resources (in thousands)

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. At March 31, 2015, we had total assets of $26,981 and total liabilities of $16,721, resulting in stockholders’ equity of $10,260 and a net loss of $15,830.

We have historically financed our operations primarily through the sale of equity-related securities. In January 2015, we closed a registered direct offering of an aggregate of 2 million shares of our common stock, resulting in net proceeds of approximately $11 million. We believe our current cash and cash equivalents are adequate to fund our operations into the fourth quarter of 2016. At March 31, 2015, we had cash of approximately $24,516.

Net cash used in operating activities for the three months ended March 31, 2015 was approximately $2,913, as compared to net cash used in operating activities of approximately $4,194 for the three months ended March 31, 2014. The change in net cash used in operating activities for the three months ended March 31, 2015 as compared to the same period in the prior year was primarily due to higher operating costs incurred related to the general and administrative expenses in 2014. We also have significant commitments that will require the use of cash in operating activities in future periods, including our obligations under current operating leases. Our committed lease obligations amount to approximately $4,572. Total commitments due for the remainder of fiscal 2015 under operating leases are approximately $928.

Net cash used in investing activities for the three months ended March 31, 2014 totaled approximately $35 for purchases of capital equipment. There was no comparable expense in 2015.

Net cash provided by financing activities was approximately $13,970 for the three months ended March 31, 2015 consisting of the proceeds from our January 2015 offering, as compared to net cash provided by financing activities of approximately $95 for the three months ended March 31, 2014, which was primarily related to proceeds from the exercise of warrants, loans and capital leases net of repayments.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to change in interest rates which could affect our operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities. We do not use derivative financial instruments for speculative or trading purposes.  For discussion of our market risk exposure, refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report. There are no material changes in market risk from the disclosure provided in our 2014 Annual Report.

Item 4.                                  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our  Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Matters and Investigations

On July 31, 2014, a putative securities class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming the Company and Mr. Reynolds, as defendants (the “Securities Class Action”). The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements related to the timing and completion of the clinical study of our Neuro-Spinal Scaffold. The plaintiff seeks class certification for purchasers of our common stock during the period from April 5, 2013 through August 26, 2013 and unspecified damages. On April 3, 2015, the United States District Court for the District of Massachusetts dismissed the plaintiff’s claim with prejudice. Plaintiff filed a notice of appeal of this decision on May 4, 2015.

On January 23, 2015, Shawn Luger, a purported shareholder of the Company, sent us a letter demanding that the Board take action to remedy purported breaches of fiduciary duties allegedly related to the claimed false and misleading statements that were the subject of the Securities Class Action (the “Shareholder Demand”). The Board is currently considering this demand.

In addition to the Shareholder Demand, we have received investigation subpoenas from the Boston Regional Office of the Securities and Exchange Commission and the Massachusetts Securities Division of the Secretary of the Commonwealth of Massachusetts requesting corporate documents also concerning, among other topics, the allegations raised Securities Class Action and the Shareholder Demand. We are cooperating with these investigations.

Item  1A.                      Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2014 Annual Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 7, 2015	By:	/s/ Steven F. McAllister
	Name:	Steven F. McAllister
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State, dated March 23, 2015 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 24, 2015).

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