Form 10-Q
period 2016-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2016-05-06
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 2, 2016, 31,908,054 shares of the registrant’s common stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	March 31, 2016	December 31, 2015
ASSETS:

Current assets:
Cash and cash equivalents	$45,767	$20,194
Restricted cash	361	361
Prepaid expenses and other current assets	617	184
Total current assets	46,745	20,739

Property, equipment and leasehold improvements, net	846	938
Other assets	108	115

Total assets	$47,699	$21,792

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$438	$521
Loan payable, current portion	403	395
Derivative warrant liability	2,954	1,907
Deferred rent, current portion	122	115
Accrued expenses	871	374
Total current liabilities	4,788	3,312

Loan payable, net current portion	1,171	1,275
Deferred rent, net current portion	242	276
Total liabilities	6,201	4,863

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.00001 par value, authorized 50,000,000 shares; issued and outstanding 31,905,834 and 27,555,948 shares at March 31, 2016 and December 31, 2015, respectively.	1	1
Additional paid-in capital	181,689	150,497
Accumulated deficit	(140,192)	(133,569)
Total stockholders’ equity	41,498	16,929

Total liabilities and stockholders’ equity	$47,699	$21,792

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Operating expenses:
Research and development	$2,568	$2,303
General and administrative	2,999	3,208
Total operating expenses	5,567	5,511

Operating loss	(5,567)	(5,511)

Other income (expense):
Interest income	54	1
Interest expense	(63)	(34)
Derivatives loss	(1,047)	(10,286)
Other income (expense), net	(1,056)	(10,319)

Net loss	$(6,623)	$(15,830)

Net loss per share, basic and diluted	$(0.24)	$(0.64)

Weighted average number of common shares outstanding, basic and diluted	28,171,606	24,909,876

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,623)	$(15,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	146	178
Non-cash derivatives loss	1,047	10,286
Common stock issued to 401(k) plan	51	53
Share-based compensation expense	1,153	1,265
Changes in operating assets and liabilities:
Restricted cash	—	61
Prepaid expenses	(433)	529
Other assets	3	1
Accounts payable	(83)	224
Accrued expenses	512	320
Net cash used in operating activities	(4,227)	(2,913)

Cash flows from investing activities:
Purchases of property and equipment	(50)	—
Net cash used in investing activities	(50)	—

Cash flows from financing activities:
Proceeds from exercise of stock options	36	131
Repayment of note payable	—	(18)
Proceeds from exercise of warrants	—	2,819
Repayment of loan payable	(96)	—
Proceeds from issuance of common stock and warrants	29,910	11,038
Net cash provided by financing activities	29,850	13,970

Increase in cash and cash equivalents	25,573	11,057

Cash and cash equivalents at beginning of period	20,194	13,459

Cash and cash equivalents at end of period	$45,767	$24,516

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows (Concluded)

(In thousands)

(Unaudited)

	Three Months Ended, March 31,
	2016	2015

Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$28	$33

Reclassification of derivative warrant liability to additional paid-in capital	$—	$4,866

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2016 (Unaudited)

(In thousands, except share and per-share data)

1.                       NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Business

InVivo Therapeutics Holdings Corp. was incorporated on April 2, 2003, and on October 26, 2010, acquired the business of InVivo Therapeutics Corporation, which was incorporated on November 28, 2005, and are continuing the existing business operations of InVivo Therapeutics Corporation as a wholly-owned subsidiary of InVivo Therapeutics Holdings Corp. Unless otherwise noted herein, the “Company” or “InVivo” refers to InVivo Therapeutics Holdings Corp. and its wholly owned subsidiary on a consolidated basis. The Company is a research and clinical-stage biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries. Its proprietary technologies incorporate intellectual property licensed under the Company’s exclusive, world-wide license from Boston Children’s Hospital and the Massachusetts Institute of Technology, as well as intellectual property that has been developed internally in collaboration with its advisors and partners.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 4, 2016. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2016 and its results of operations and cash flows for the interim period presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Reverse Stock Split

On April 8, 2015, the Company effected a reverse stock split of its common stock, par value $0.00001 per share, at a ratio of 1-for-4. As a result of the reverse stock split, (i) every four shares of the issued and outstanding common stock were automatically converted into one newly issued and outstanding share of common stock, without any change in the par value per share; (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased, and (ii) the number of shares of authorized shares of common stock outstanding was proportionally decreased. Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update  (ASU) No. ASU 2016-02, Leases (“ASU 2016-02”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of this accounting standard

2.  CASH AND CASH EQUIVALENTS

As of March 31, 2016, the Company held $45,767 in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company’s cash equivalents are held in money market funds. Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2016	December 31, 2015

Cash on deposit	$(100)	$116
Money market fund and other short-term investments	45,867	20,078
Total cash and cash equivalents	$45,767	$20,194

3.                       RESTRICTED CASH

Restricted cash for the three months ended March 31, 2016 was $361 and represented $50 of security deposits related to the Company’s credit card account and a $311 cash account securing a standby letter of credit in favor of a landlord (see Note 5).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	At March 31, 2016
	Level 1	Level 2	Level 3	Fair Value

Cash equivalents	$45,867	$—	$—	$45,867
Derivative warrant liability	$—	$2,954	$—	$2,954

	At December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Cash equivalents	$20,078	$—	$—	$20,078
Derivative warrant liability	$—	$1,907	$—	$1,907

5.             COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On November 29, 2011 and as amended on September 17, 2012, the Company entered into a commercial lease for 26,150 square feet of office, laboratory and manufacturing space (the “Facility”) in Cambridge, Massachusetts (as subsequently amended, the “Cambridge Lease”). The term of the Cambridge Lease is for six years and three months, with one five-year extension option. The Cambridge Lease also requires a standby letter of credit in the amount of $311 (see Note 3).

The Cambridge Lease contains certain rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the term of the Cambridge Lease and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of March 31, 2016, the amount of deferred rent liability is $364.

Pursuant to the terms of the Company’s non-cancelable lease agreements in effect at March 31, 2016, the future minimum rent commitments are as follows (in thousands):

Periods ending March 31,
2017	1,269
2018	1,295
2019	761
Total	$3,325

Total rent expense for the three months ended March 31, 2016 and 2015, including month-to-month leases, was $287 and $262, respectively.

On March 31, 2016, the company entered into a short term lease with CRISPRTherapeutics, as subtenant, to sub-lease 5,233 square feet of our Facility (the “Sublease”). The lease term is from April 1, 2016 through January 31, 2017.  At the conclusion of the original lease period, the agreement will move to a month- to-month arrangement with either party having the right to cancel upon 30 days’ notice.  On March 31, 2016, the Company received $51 covering the first month’s rent and a security deposit under the terms of the Sublease. The funds received for the first month’s rent, $25, and the funds received for the security deposit, $26, are classified as a component of accrued expenses in the financial statements.

Litigation

Lawsuit with Former Employee

In November 2013, we filed a lawsuit against Francis Reynolds, our former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500 worth of personal and/or exorbitant expenses that we allege Mr. Reynolds inappropriately caused us to pay while he was serving as our Chief Executive Officer, Chief Financial Officer, President and Chairman of our Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against us and our Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims involve Mr. Reynolds’s allegations that we and the Board interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options. On January 9, 2014, we, along with the directors named in the counterclaims, filed our answer. The parties are currently conducting pre-trial discovery. No judgments or substantive rulings are pending at this stage.

Shareholder Matters and Investigations

On July 31, 2014, a putative securities class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming the Company and Mr. Reynolds, as defendants (the “Securities Class Action”). The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements related to the timing and completion of the clinical study of the Company’s Neuro-Spinal Scaffold implant. The plaintiff seeks class certification for purchasers of the Company’s common stock during the period from April 5, 2013 through August 26, 2013 and unspecified damages. On April 3, 2015, the United States District Court for the District of Massachusetts dismissed the plaintiff’s claim with prejudice.

On May 4, 2015, plaintiff filed a notice of appeal of this decision. A mandatory mediation conference was held on September 10, 2015. Following that conference, on October 5, 2015, plaintiff/appellant filed his opening brief with the United States Court of Appeals for the First Circuit. The Company and the individual defendants/appellees filed their answering brief on November 5, 2015, and plaintiff/appellant filed his reply brief on December 10, 2015. The Court of Appeals heard oral argument on April 6, 2016.

On January 23, 2015, Shawn Luger, a purported shareholder of the Company, sent the Company a letter demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claimed false and misleading statements that are the subject of the Securities Class Action (the “Shareholder Demand”). The Board of Directors completed its investigation of the matters raised in the Shareholder Demand and voted unanimously not to pursue any litigation against any current or former director, officer or employee of the Company with respect to the matters set forth in the Shareholder Demand.

On August 14, 2015, Shawn Luger filed a shareholder derivative lawsuit in the Superior Court of Suffolk County for the Commonwealth of Massachusetts on behalf of the Company against certain present and former board members and company executives alleging the same breaches of fiduciary duties purportedly set forth in the Shareholder Demand. On February 5, 2016, the Superior Court of Suffolk County dismissed the plaintiff’s claims with prejudice. On March 4, 2016, the plaintiff filed a notice of appeal of this decision.

In addition to the derivative lawsuit and the appeal of the Securities Class Action, the Company received investigation subpoenas from the Boston Regional Office of the SEC and the Massachusetts Securities Division of the Secretary of the Commonwealth of Massachusetts (“MSD”) requesting corporate documents also concerning, among other topics, the allegations raised by the Securities Class Action and the Shareholder Demand. The Company responded to the MSD’s subpoena on September 22, 2014 and October 8, 2014. On February 18, 2015, the Company received a second subpoena from the MSD requesting additional documents and information related to the same topics. The Company responded to this second subpoena on March 24, 2015. On October 21, 2015, the Company received a letter from the SEC notifying the Company that it has concluded its investigation of the Company and that it does not intend to recommend an enforcement action against the Company.

6.                       ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued bonus	$301	$—
Accrued payroll	178	85
Accrued vacation	164	81
Other accrued expenses	228	208
Total accrued expenses	$871	$374

7.       LOAN PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”). The loan agreement provided the Company with a $2,000 line of credit from the Massachusetts Emerging Technology Fund, with $200 designated to be used for working capital purposes and the remainder to be used for the purchase of capital equipment. The annual interest rate is fixed at 6.5% with interest-only payments for the first thirty months, commencing on November 1, 2012, and then equal interest and principal payments over the next fifty-four months, with the final maturity on October 5, 2019.  Equal monthly principal payments of approximately $41 became due commencing on May 1, 2015. Therefore, for the periods ending March 31, 2017, 2018, and 2019, principal payments of $402, $430, and $459, respectively, will be due.  The remaining balance of $283 will be due October 5, 2019.  In October 2012, the Company issued MassDev a warrant for the purchase of 9,037 shares of its common stock. The warrant has a seven-year term and is exercisable at $6.64 per share. The fair value of the warrant was determined to be $32 and was recorded as a deferred financing cost and is being amortized to interest expense over a seven-year period commencing in October 2012. Amortization of the deferred financing cost for the three months ended March 31, 2016 was $1 and is included in interest expense in the Company’s consolidated statements of operations. The equipment line of credit is secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the three months ended March 31, 2016 and 2015 was $29 and $31, respectively.

8.       COMMON STOCK

The Company has authorized 50,000,000 shares of common stock, $0.00001 par value per share, of which 31,905,834 shares were issued and outstanding as of March 31, 2016 and 27,555,948 shares were issued and outstanding as of December 31, 2015.

During the three months ended March 31, 2016, the Company issued an aggregate of 39,412 shares of common stock upon the exercise of stock options and received cash proceeds of approximately $36.

During the three months ended March 31, 2016, the Company issued an aggregate of 10,193 shares of common stock with a fair value of approximately $51 to the Company’s 401(k) plan as matching contributions.

In March 2016, the Company closed an underwritten public offering of an aggregate of approximately 4,293,333 shares of common stock and warrants to purchase 2,146,666 shares of common stock, at a price to the public of $7.49 per share of common stock and $0.01 per warrant. The net proceeds to the Company, after deducting underwriting discounts and offering expenses, were approximately $29,910. The warrants have a per share exercise price of $10.00, or approximately 133% of the public offering price of the common stock, are exercisable immediately, and expire on March 18, 2021. The Company intends to use the net proceeds from the offering to fund ongoing clinical trials and for general corporate purposes.

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

During the year ended December 31, 2015, the Company issued an aggregate of 17,437 shares of Common Stock with a fair value of $201 to the Company’s 401(k) plan as a matching contribution.

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

On October 26, 2010, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the 2010 Equity Incentive Plan (as subsequently amended, the “2010 Plan”). The 2010 Plan provides for grants of incentive stock options to employees, and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company.

In April 2015, the Company’s Board of Directors adopted, and the Company’ shareholders subsequently approved, the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for grants of incentive stock options to employees, and nonqualified stock, restricted Common Stock, restricted stock units and stock appreciation rights to employees, consultants and non-employee directors of the Company. Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. As of March 31, 2016, the total number of shares authorized for issuance under the 2015 Plan was 4,322,355 shares, consisting of 4,000,000 shares plus 322,355 shares that remained available for grant under the 2010 Plan at the time of its termination.

Options issued under the 2007 Plan, the 2010 Plan, and the 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance. As of March 31, 2016, there were outstanding options to purchase an aggregate of 3,055,578 shares of common stock under the Plans, consisting of 205,863 shares under the 2007 Plan, 1,902,955 shares under the 2010 Plan and 946,760 shares under 2015 Plan.  As of December 31, 2015, there were outstanding options to purchase an aggregate of 946,760 and 2,065,687 shares of common stock under the 2015 Plan and 2010 Plan, respectively. Options issued under the Plans are exercisable for up to 10 years from the date of issuance.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the Employee Stock Purchase Plan (the “ESPP”). The ESPP allows employees to buy company stock twice a year through after-tax payroll deductions at a discount from market. The board of directors initially authorized 187,500 shares for issuance under the ESPP. Commencing on the first day of fiscal 2016 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of our outstanding shares of Common Stock on such date, (ii) 50,000 shares or (iii) a lesser amount determined by the Board. In no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 1,250,000 shares. On January 1, 2016, the reserve was increased by 50,000 shares in accordance with the ESPP provisions.

In January 2016, 6,948 shares that were purchased as of December 31, 2015 were issued under the ESPP for the offering period commencing on July 1, 2015.  The ESPP is considered a compensatory plan with the related compensation cost recognized over the six month offering period. As of March 31, 2016, approximately $23 of employee payroll deductions have been withheld since December 31, 2015, the commencement of the current offering period and are included in accrued expenses in the accompanying balance sheet. The compensation expense related to the ESPP for the three months ended March 31, 2016 was $11.

Share-based compensation

For stock options issued and outstanding for the three months ended March 31, 2016 and 2015, the Company recorded non-cash, stock-based compensation expense of approximately $1,153 and $1,265, respectively, net of forfeitures.

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

March 31, 2016

Risk-free interest rate	1.82%
Expected dividend yield	0.00%
Expected term (in years)	6.00
Expected volatility	116.05%

A summary of option activity as of March 31, 2016 and changes for the period then ended are presented below (in thousands, except per share data):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,253,310	$7.47
Granted	—	$—
Forfeited	(158,320)	$9.78
Exercised	(39,412)	$0.92
Outstanding at March 31, 2016	3,055,578	$7.43	7.98	$2,962

Vested at March 31, 2016	1,333,571	$6.91	6.75	$2,162

Vested and expected to vest at March 31, 2016	2,482,522	$7.35	7.75	$2,674

The total fair value of options that vested for the three months ended March 31, 2016 was approximately $1,230. As of March 31, 2016, there was approximately $7,232 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.72 years at March 31, 2016.

10.                WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at March 31, 2016:

Year Issued	Classification	Number of Warrants	Exercise Price	Date of Expiration
2010	Equity	354,342	$5.60	10/26/2017 – 12/3/2017
2010	Equity	314,882	$4.00	8/30/2017 – 12/3/2017
2011	Equity	85,785	$12.24	12/21/2016
2012	Equity	6,054	$6.64	10/5/2019
2014	Liability	587,950	$3.87	5/09/2019
2016	Equity	2,146,666	$10.00	3/18/2021
Total		3,495,679

Weighted average exercise price			$8.03

Weighted average life in years			3.90

On March 15, 2016, the Company closed an underwritten public offering of an aggregate of 4,293,333 shares of common stock and warrants to purchase an aggregate of 2,146,666 shares of common stock, at a price to the public of $7.50 per share of common stock and $0.00001 per warrant.

The warrants have an initial per share exercise price of $10.00 (133% of public offering price of the common stock) and will expire on March 18, 2021. The warrants are immediately exercisable, at the option of each holder, in whole or in part, in cash (except in the case of a cashless exercise as discussed below). The exercise price and number of shares of common stock issuable upon exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, or similar transaction, among other events as described in the warrants. In the event that shares of common stock underlying the warrants are no longer registered under the Securities Exchange Act of 1934, as amended, the holder may, in its sole discretion, exercise the warrant in whole or in part and, in lieu of making cash payment, elect instead to receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrant.

The fair value of the warrants was estimated at $11,726 using a Black-Scholes model with the following assumptions: expected volatility of 112.82%, risk free interest rate of 1.34%, expected life of five years and no dividends.

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

11.                DERIVATIVE INSTRUMENTS

The warrants issued in connection with the Company’s May 2014 public offering have anti-dilution protection provisions that allow for the reduction in the exercise price of the warrants if the Company subsequently issues equity securities, including common stock or any security convertible or exchangeable for shares of common stock, for no consideration or for consideration less than the exercise price of the warrants. Accordingly, through March 2016, these warrants were accounted for as derivative liabilities. The Company used the Binomial Lattice option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in fair value of the derivative financial instruments are recognized in the Company’s consolidated statement of operations as a derivative gain or loss. The warrant derivative gains (losses) are non-cash income (expenses); and for the three months ended March 31, 2016 and 2015 a gain (loss) of $(1,047) and $(10,286), respectively, were included in other income (expense) in the Company’s consolidated statement of operations.

	March 31, 2016	December 31, 2015
Risk-free interest rate	0.59%	0.65%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.11	3.36
Expected volatility	104.00%	100.20%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period.

Changes in the derivative warrant liability for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at December 31,	$1,907	$7,224
Reduction in derivative liability due to exercise and modification of warrants	—	(4,866)
Increase in the fair value of warrants and issuance of additional warrant pursuant to anti-dilution provision	1,047	10,286
Balance at March 31,	$2,954	$12,644

The March 2016 public offering resulted in a repricing of the existing warrants. The warrants prices were decreased from $5.75 per share to $3.87 per share. In addition, the number of warrants increased from 395,716 to 587,950.  This modification was the primary driver in the increase in the warrant liability from year end 2015.

12.                SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report and with our historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015(the “2015 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” ““believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern, our ability to execute our strategy and business plan; the progress and timing of our development programs and regulatory approval for our products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; market acceptance of our products; our ability to retain management and other key personnel; and other factors detailed under “Risk Factors” in Item 1A of our 2015Annual Report. These forward-looking statements speak only as of the date hereof. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

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

Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries (SCI). Our mission is to redefine the life of the SCI patient, and we are developing treatment options intended to provide meaningful improvement in patient outcomes following SCI. Our approach to treating acute SCI is based on our investigational Neuro-Spinal Scaffold implant, a bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord contusion and is intended to treat acute spinal cord injury. We believe the Neuro-Spinal Scaffold implant is the only SCI therapy in development focused solely on treating acute SCI directly at the epicenter of the injury. The Neuro-Spinal Scaffold implant incorporates intellectual property licensed under an exclusive, worldwide license from Boston Children’s Hospital (“BCH”) and the Massachusetts Institute of Technology (“MIT”). We are continually evaluating other technologies and therapeutics that may be complementary to our development of the Neuro-Spinal Scaffold implant or offer the potential to bring us closer to our goal of redefining the life of the SCI patient.

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

Because of the complexity of spinal cord injuries, it is likely that multi- modal therapies will be required in order to maximize positive outcomes in SCI patients. In the future, we may attempt to further enhance the performance of our Neuro-Spinal Scaffold by multiple combination strategies involving electrostimulation devices, additional biomaterials, drugs approved by the U.S. Food & Drug Administration (“FDA”), or growth factors. We expect the Neuro-Spinal Scaffold will be regulated by the FDA as a Class III medical device

In late 2015, we completed our early feasibility pilot study of our Neuro-Spinal Scaffold under our approved Investigational Device Exemption application for the treatment of complete, traumatic acute spinal cord injury. The study was intended to capture the safety and feasibility of the Neuro-Spinal Scaffold for the treatment of complete functional spinal cord injury, as well as to gather preliminary evidence of the clinical effectiveness of the Neuro-Spinal Scaffold.

Bioengineered Neural Trails™ injection program for chronic SCI

In December 2015, we announced our preclinical Bioengineered Neural Trails injection program for the treatment of chronic spinal cord injury.  Bioengineered Neural Trails are injectable combinations of biomaterials and neural stem cells delivered using minimally-invasive surgical instrumentation and techniques to create trails across the chronic injury site. To support this program, we recently entered into an exclusive license agreement with the University of California, San Diego and an assignment agreement with James Guest, M.D., Ph.D., for issued patents covering technology related to the Bioengineered Neural Trails program, and we also have filed a provisional application in support of the Bioengineered Neural Trails injection program. We expect that our Bioengineered Neural Trails injection investigational product will be regulated by the FDA as a combination product, and we are targeting a pre-Investigational New Drug meeting with the FDA by the end of 2016.

Overall, we expect our research and development expenses to be substantial and to increase for the foreseeable future as we continue the development and clinical investigation of our current and future products. While we are currently focused on advancing the Neuro-Spinal Scaffold  implant and the Bioengineered Neural Trails injection program, our research and development expenses will depend on the determinations we make as to the scientific and clinical prospects of each product candidate, as well as our ongoing assessment of the regulatory requirements and each product’s commercial potential. In addition, we may make acquisitions of businesses, technologies or intellectual property rights that we believe would be necessary, useful or complementary to our current business. There can be no assurance that we will be able to successfully develop or acquire any product, or that we will be able to recover our development or acquisition costs, whether upon commercialization of a developed product or otherwise. We cannot provide assurance that any of our programs under development or any acquired technologies or products will result in products that can be marketed or marketed profitably. If our development-stage programs or any acquired products or technologies do not result in commercially viable products, our results of operations could be materially adversely affected.

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

Recent Events

In January 2016, the FDA approved converting the pilot study of our Neuro-Spinal Scaffold into a pivotal probable benefit study formally known as The INSPIRE Study: InVivo Study of Probable Benefit of the Neuro-Spinal Scaffold for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury. The purpose of the study is to evaluate whether the Neuro-Spinal Scaffold is safe and demonstrates probable benefit for the treatment of complete T2-T12/L1 spinal cord injury. The primary endpoint is defined as the proportion of patients achieving an improvement of at least one AIS grade by 6 months post-implantation. Additional endpoints of The INSPIRE Study include a reduction in pain and improvements in sensory and motor scores, bladder and bowel function, Spinal Cord Independence Measure and quality of life.

The INSPIRE study is currently approved to enroll up to 12 patients, but we expect that the FDA will approve the full 20 patients, inclusive of the five pilot patients, following review of the complete 6-month data package for the first five patients. There are currently 19 clinical sites participating in The INSPIRE Study, inclusive of additional sites announced in the first quarter of 2016 at Thomas Jefferson University Hospital and the University of Virginia Health System.  We plan to submit our five-patient, 6-month data package in the second quarter of 2016.

In February 2016, we received approval of a protocol amendment for The INSPIRE Study. The amended protocol establishes the Objective Performance Criterion (OPC), which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of an HDE approval. The OPC for The INSPIRE Study is defined as 25% or more of the patients in the study demonstrating an improvement of at least one AIS grade by six months post-implantation. Although our OPC is the fundamental component to demonstrate probable benefit, the OPC is not the only variable that the FDA evaluates when reviewing an HDE application. Approval is not guaranteed if the OPC is met, and even if the OPC is not met, the FDA may approve a therapy if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence. Since The INSPIRE Study is designed to enroll 20 patients with complete (AIS A) spinal cord injuries (inclusive of the 5 patients enrolled in the company’s pilot trial), the OPC equates to having five patients convert to any other AIS grade by six months post-implantation.

We are targeting completion of the study, which includes completion of enrollment, follow-up, and submission of the HDE application, in 2017.

In late February 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold. Our HDE modular shell is comprised of three modules, a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews modules, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of the final module, which constitutes the complete HDE submission, the FDA will make a filing decision which may trigger the review clock for an approval decision.

In March 2016, we announced that the fifth patient in The INSPIRE Study had improved from complete AIS A spinal cord injury to an incomplete AIS B spinal cord injury between the three-month and the six-month post-injury assessment.  In April 2016, we announced that the sixth patient in The INSPIRE Study had improved from complete AIS A spinal cord injury to an incomplete AIS B spinal cord injury between the one-month and the two-month post-injury assessment.  In April 2016, we announced that the eighth patient enrolled into The INSPIRE Study died after injuries from a severe motor vehicle accident and unrelated to the investigational product.

March 2016 Offering

In March 2016, we closed an underwritten public offering of an aggregate of 4,293,333 shares of common stock and warrants to purchase an aggregate of 2,146,666 shares of common stock, which included the exercise by the underwriters in full of their over-allotment option. The shares of common stock and warrants were initially sold as units, with each unit consisting of one share of common stock and 0.50 of a warrant to purchase one share of common stock. The units were sold at a price to the public of $7.50 per unit, and were mandatorily separable upon issuance. Pursuant to the underwriters’ over-allotment option, we sold to the underwriters 560,000 additional shares of common stock at a price of $7.49 per share and warrants to purchase an additional 280,000 shares of common stock at a price of $0.01 per warrant.

The warrants have an initial per share exercise price of $10.00 (133% of public offering price of the common stock) and will expire on March 18, 2021. The warrants are immediately exercisable, at the option of each holder, in whole or in part, in cash (except in the case of a cashless exercise pursuant to the terms thereof). The exercise price and number of shares of common stock issuable upon exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the warrants. In addition, the exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment upon any distributions of assets, including cash, stock or other property to our stockholders. In the event that shares of common stock underlying the warrants are no longer registered under the Securities Exchange Act of 1934, as amended, the holder may, in its sole discretion, exercise the warrant in whole or in part and, in lieu of making cash payment, elect instead to receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrant.

The fair value of the warrants was estimated at $11,726 using a Black-Scholes model with the following assumptions: expected volatility of 112.82%, risk free interest rate of 1.34%, expected life of five years and no dividends.

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

The net proceeds, after deducting underwriting discounts and offering expenses, were approximately $29.9 million. We expect this amount to be sufficient to meet our operating and capital requirements through the end of 2017, and intend to use the proceeds to fund ongoing clinical trials and for general corporate purposes.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, stock-based compensation expense and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that we believe to be reasonable under the circumstances. Such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from the disclosure provided in our 2015 Annual Report.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015 (in thousands)

Research and Development Expenses

Research and development expenses consisted primarily of payments to contract research organizations and payroll. Research and development expenses for the three months ended March 31, 2016 were $2,568, a increase of $265 when compared to the three months ended March 31, 2015.  The increase in research and development expenses for the three months ended March 31, 2016 is primarily attributed to higher salaries and associated benefits costs of $231, reflecting the full year impact of new hires. In addition, clinical trial costs rose $108 due to an increase in the number of patients in the trial and the opening of additional clinical trial sites. Higher lab supply costs of $35 and travel costs of $28 also contributed to this year over year increase. Partly offsetting these cost increases was a reduction in stock compensation expense of $77, lower consulting and contract research costs of $56 and other expenses of $4.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent and professional services. General and administrative expenses for the three months ended March 31, 2016 were $2,999, which reflected a decrease of $209 when compared to the three months ended March 31, 2015. The decline in general and administrative expenses for the three months ended March 31, 2016 was attributed to reduced legal expenses of $588 and lower stock compensation expense of $36. These decreases were offset by higher consulting fees of $132, higher salaries and associated benefits of $121, NASDAQ annual listing fees of $55 and recruiting fees of $52.

Other Income and Expense

Other expense for the three months ended March 31, 2016 was $1,056, which was comprised of interest income of $54 , interest expense of $63 and a derivative loss of $1,047. The three months ended March 31, 2016 reflected a decline in expense of $9,263 when compared to the three months ended March 31, 2015. The decrease in other expense for the three months ended March 31, 2016 was primarily related to the change in deferred warrant liability of $9,239.

Liquidity and Capital Resources (in thousands)

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. At March 31, 2016, we had total assets of $47,699 and total liabilities of $6,201, resulting in stockholders’ equity of $41,498, and a net loss of $6,623.

We have historically financed our operations primarily through the sale of equity securities. In March 2016, we closed an underwritten public offering of an aggregate of 4,293,333 shares of common stock and warrants to purchase an aggregate of 2,146,666 shares of common stock, at a price to the public of $7.49 per share of common stock and $0.01 per warrant. The underwriting discount was 6% of the public offering price of the shares, or $0.45 per share and 0.0000006 per warrant. The warrants have an initial per share exercise price of $10.00 (133% of public offering price of the common stock) and will expire on March 18, 2021.

We believe our current cash and cash equivalents are adequate to fund our operations through the end of  2017. At March 31, 2016, we had cash of approximately $45,767.

Net cash used in operating activities for the three months ended March 31, 2016 was approximately $4,227, as compared to net cash used in operating activities of approximately $2,913 for the three months ended March 31, 2015. The change in net cash used in operating activities for the three months ended March 31, 2016 as compared to the same period in the prior year was primarily due to an insurance settlement received in the first quarter of 2015. We also have significant commitments that will require the use of cash in operating activities in future periods, including our obligations under current operating leases. Our committed lease obligations amount to approximately $3,325. Total commitments due for the remainder of fiscal 2016 under operating leases are approximately $948.

Net cash used in investing activities for the three months ended March 31, 2016 totaled approximately $50 for purchases of capital equipment. There was no comparable expense in 2015.

Net cash provided by financing activities was approximately $29,850 for the three months ended March 31, 2016 primarily consisting of the proceeds from our March 2016 offering, as compared to net cash provided by financing activities of approximately $13,970 for the three months ended March 31, 2015, which was primarily related to proceeds from our January 2015 offering.

In July 2015, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may issue and sell from time to time shares of Common Stock having aggregate sales proceeds of up to $50 million through an “at the market” equity offering program (the “ATM”) under which Cowen acts as our sales agent.  We did not make any sales under the Sales Agreement during the three months ended March 31, 2016. The Sales Agreement was terminated in March 2016.

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

We may pursue various other dilutive and non-dilutive funding alternatives upon the results of our ongoing pivotal probable benefit study and the extent to which we require additional capital to proceed with development of some or all of our product candidates on expected timelines. The source, timing and availability of any future financing will depend principally upon market conditions and the status of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and our capital expenditures or to license our potential products or technologies to third parties.

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

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to change in interest rates which could affect our operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities. We do not use derivative financial instruments for speculative or trading purposes.  For discussion of our market risk exposure, refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our 2015 Annual Report. There are no material changes in market risk from the disclosure provided in our 2015 Annual Report.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item  1.                               Legal Proceedings.

Lawsuit with Former Employee

In November 2013, we filed a lawsuit against Francis Reynolds, our former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500 worth of personal and/or exorbitant expenses that we allege Mr. Reynolds inappropriately caused us to pay while he was serving as our Chief Executive Officer, Chief Financial Officer, President and Chairman of our Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against us and our Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims involve Mr. Reynolds’s allegations that we and the Board interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options. On January 9, 2014, we, along with the directors named in the counterclaims, filed our answer. The parties are currently conducting pre-trial discovery. No judgments or substantive rulings are pending at this stage.

Shareholder Matters and Investigations

On July 31, 2014, a putative securities class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming the Company and Mr. Reynolds, as defendants (the “Securities Class Action”). The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements related to the timing and completion of the clinical study of the Company’s Neuro-Spinal Scaffold implant. The plaintiff seeks class certification for purchasers of the Company’s common stock during the period from April 5, 2013 through August 26, 2013 and unspecified damages. On April 3, 2015, the United States District Court for the District of Massachusetts dismissed the plaintiff’s claim with prejudice.

On May 4, 2015, plaintiff filed a notice of appeal of this decision. A mandatory mediation conference was held on September 10, 2015. Following that conference, on October 5, 2015, plaintiff/appellant filed his opening brief with the United States Court of Appeals for the First Circuit. The Company and the individual defendants/appellees filed their answering brief on November 5, 2015, and plaintiff/appellant filed his reply brief on December 10, 2015. The Court of Appeals heard oral argument on April 6, 2016.

On January 23, 2015, Shawn Luger, a purported shareholder of the Company, sent the Company a letter demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claimed false and misleading statements that are the subject of the Securities Class Action (the “Shareholder Demand”). The Board of Directors completed its investigation of the matters raised in the Shareholder Demand and voted unanimously not to pursue any litigation against any current or former director, officer or employee of the Company with respect to the matters set forth in the Shareholder Demand.

On August 14, 2015, Shawn Luger filed a shareholder derivative lawsuit in the Superior Court of Suffolk County for the Commonwealth of Massachusetts on behalf of the Company against certain present and former board members and company executives alleging the same breaches of fiduciary duties purportedly set forth in the Shareholder Demand. On February 5, 2016, the Superior Court of Suffolk County dismissed the plaintiff’s claims with prejudice. On March 4, 2016, the plaintiff filed a notice of appeal of this decision.

In addition to the derivative lawsuit and the appeal of the Securities Class Action, we received investigation subpoenas from the Boston Regional Office of the SEC and the Massachusetts Securities Division of the Secretary of the Commonwealth of Massachusetts (“MSD”) requesting corporate documents also concerning, among other topics, the allegations raised by the Securities Class Action and the Shareholder Demand. We responded to the MSD’s subpoena on September 22, 2014 and October 8, 2014. On February 18, 2015, we received a second subpoena from the MSD requesting additional documents and information related to the same topics. We responded to this second subpoena on March 24, 2015. On October 21, 2015, we received a letter from the SEC notifying us that it has concluded its investigation of us and that it does not intend to recommend an enforcement action against us.

Item  1A.                      Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2015 Annual Report.

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 6, 2016	By:	/s/ Steven F. McAllister
	Name:	Steven F. McAllister
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of InVivo Therapeutics Holdings Corp., as amended.

4.1

Form of Warrant to be issued pursuant to the Underwriting Agreement dated March 15, 2016 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 15, 2016)

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