Form 10-Q
period 2017-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2017-05-04
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

One Kendall Square, Suite B14402
Cambridge, MA	02139
(Address of principal executive offices)	(Zip code)

(617) 863-5500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 1, 2017, 32,154,376 shares of the registrant’s common stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	March 31,	December 31,
	2017	2016
ASSETS:
Current assets:
Cash and cash equivalents	$14,440	$21,464
Restricted cash	361	361
Short-term marketable securities	11,649	11,577
Prepaid expenses and other current assets	940	451
Total current assets	27,390	33,853
Long-term marketable securities	751	—
Property, equipment and leasehold improvements, net	395	510
Other assets	415	421
Total assets	$28,951	$34,784
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,038	$1,011
Loan payable, current portion	430	423
Derivative warrant liability	1,073	1,314
Deferred rent, current portion	147	141
Accrued expenses	1,421	1,959
Total current liabilities	4,109	4,848
Loan payable, net of current portion	742	852
Deferred rent, net of current portion	95	135
Other liabilities	36	—
Total liabilities	4,982	5,835
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 100,000,000 shares; issued and outstanding 32,123,392 shares at March 31, 2017; issued and outstanding 32,044,087 shares at December 31, 2016	1	1
Accumulated other comprehensive loss	(2)	—
Additional paid-in capital	187,523	185,955
Accumulated deficit	(163,553)	(157,007)
Total stockholders’ equity	23,969	28,949
Total liabilities and stockholders’ equity	$28,951	$34,784

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating expenses:
Research and development	$3,384	$2,568
General and administrative	3,285	2,999
Total operating expenses	6,669	5,567
Operating loss	(6,669)	(5,567)
Other income (expense):
Interest income	57	54
Interest expense	(20)	(63)
Derivatives gain (loss)	241	(1,047)
Other income (expense), net	278	(1,056)
Net loss	$(6,391)	$(6,623)
Net loss per share, basic and diluted	$(0.20)	$(0.24)
Weighted average number of common shares outstanding, basic and diluted	32,080,141	28,171,606
Other comprehensive loss:
Net loss	(6,391)	(6,623)
Other comprehensive loss:
Unrealized loss on marketable securities	(2)	—
Comprehensive loss	$(6,393)	$(6,623)

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,391)	$(6,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	146
Derivatives (gain) loss	(241)	1,047
Common stock issued to 401(k) plan	51	51
Share-based compensation expense	1,315	1,153
Non-cash investment (income) expense, net	(12)	70
Changes in operating assets and liabilities:
Prepaid expenses	(489)	(433)
Other assets	1	3
Accounts payable	27	(83)
Accrued expenses and other liabilities	(536)	512
Net cash used in operating activities	(6,140)	(4,157)
Cash flows from investing activities:
Purchases of marketable securities	(6,761)	(2,452)
Sales of marketable securities	5,950	2,760
Purchases of property and equipment	(16)	(50)
Net cash (used in) provided by investing activities	(827)	258
Cash flows from financing activities:
Proceeds from exercise of stock options	17	36
Proceeds from issuance of stock under ESPP	29	—
Repayment of loan payable	(103)	(96)
Proceeds from issuance of common stock and warrants	—	29,910
Net cash (used in) provided by financing activities	(57)	29,850
Increase (decrease) in cash and cash equivalents	(7,024)	25,951
Cash and cash equivalents at beginning of period	21,464	14,920
Cash and cash equivalents at end of period	$14,440	$40,871
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$20	$28

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2017 (Unaudited)

1.NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Business

InVivo Therapeutics Holdings Corp. was incorporated on April 2, 2003 under the name of Design Source, Inc., and on October 26, 2010 acquired the business of InVivo Therapeutics Corporation, which was incorporated on November 28, 2005, and continued the existing business operations of InVivo Therapeutics Corporation as a wholly-owned subsidiary of InVivo Therapeutics Holdings Corp. Unless otherwise noted herein, the “Company” refers to InVivo Therapeutics Holdings Corp. and its wholly-owned subsidiary on a consolidated basis. The Company is a research and clinical-stage biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries. Its proprietary technologies incorporate intellectual property licensed under the Company’s exclusive, worldwide license from Boston Children’s Hospital and the Massachusetts Institute of Technology, as well as intellectual property that has been developed internally in collaboration with its advisors and partners.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At March 31, 2017, the Company had consolidated cash, cash equivalents, and marketable securities of $26.8 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, for pursuit of regulatory approvals, for acquisition of capital equipment, laboratory and office facilities, for establishment of production capabilities, for selling, general, and administrative expenses, and for other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements.

The Company’s financial statements as of March 31, 2017 were prepared under the assumption that the Company will continue as a going concern. Given the Company’s development plans, it estimates cash resources will be sufficient to fund its operations into the beginning of the second quarter of 2018. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of the Company’s existing resources.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 10, 2017. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2017 and its results of operations and cash flows for the interim period presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Marketable securities were previously included in cash and cash equivalents on the balance sheet but are now reflected as a separate line item on the balance sheet. Cash activities related to the purchase and sale of marketable securities have been reflected within investing activities in the statement of cash flows. The unrealized gains or losses related to these marketable securities are immaterial for the prior period presented.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2017. Prior to adoption, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The Company continues to recognize share-based compensation over the vesting period of the grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $155,000 recorded to accumulated deficit on the balance sheet as of January 1, 2017. Prior to January 1, 2017, the Company recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital and tax deficiencies of stock-based compensation expense in the income tax provision or as additional paid-in capital to the extent that there were sufficient recognized excess tax benefits previously recognized. Previously, the excess tax benefits reduced taxes payable prior to being recognized as an increase in additional paid-in capital, and therefore the Company had not recognized certain deferred tax assets that could be attributed to tax deductions. As a result of the adoption, the deferred tax assets associated with certain net operating losses increased, which was offset by a corresponding increase in the valuation allowance and therefore the adoption of this standard did not impact our consolidated financial statements for the period ended March 31, 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230):  Restricted Cash to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. Under this new update, entities are required to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. This guidance will be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of December 15, 2017. Currently, this guidance is not applicable to the Company as the Company is still in the research and development stage. However, the Company will continue to evaluate the impact of adopting ASU 2014-09 on its consolidated financial statements when the Company begins to generate revenue.

2.CASH AND CASH EQUIVALENTS

As of March 31, 2017, the Company held $14.4 million in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents.

At March 31, 2017 and December 31, 2016, cash equivalents were comprised of money market funds and other short-term investments.

Cash and cash equivalents consisted of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Cash	$103	$111
Money market funds	14,337	21,353
Total cash and cash equivalents	$14,440	$21,464

3.RESTRICTED CASH

Restricted cash as of March 31, 2017 and December 31, 2016 was $361,000 and included a $50,000 security deposit related to the Company’s credit card account and a $311,000 standby letter of credit in favor of a landlord (see Note 6).

4.       MARKETABLE SECURITIES

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars, including money market accounts, commercial paper, asset-backed securities, and corporate obligations, in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

As of March 31, 2017 and December 31, 2016, the Company’s investment portfolio consisted of marketable securities with an original maturity of greater than 90 days. The Company has designated all investments as available-for-sale and therefore such investments are reported at fair value. Unrealized losses on marketable securities are recorded in accumulated other comprehensive loss, a component of stockholders’ equity, on the balance sheet.

The following table summarizes the Company’s investments in marketable securities by category as of March 31, 2017 and December 31, 2016:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
Current (due within 1 year or less)
Commercial paper	6,484	—	—	6,484
Corporate obligations	5,167	—	(2)	5,165
Noncurrent (due after 1 year)
Asset backed security	751	—	—	751
Total	$12,402	$—	$(2)	$12,400

December 31, 2016
Current (due within 1 year or less)
Commercial paper	4,240	—	—	4,240
Corporate obligations	7,337	—	—	7,337
Total	$11,577	$—	$—	$11,577

5.FAIR VALUE OF ASSETS AND LIABILITIES

The Company groups its assets and liabilities generally measured at fair value into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

The Company uses valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for the warrants considered to be derivative instruments (see Notes 11 and 12).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$14,337	$—	$—	$14,337
Marketable securities	—	12,400	—	12,400
Derivative warrant liability	$—	$1,073	$—	$1,073

	At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$21,353	$—	$—	$21,353
Marketable securities	—	11,577	—	11,577
Derivative warrant liability	$—	$1,314	$—	$1,314

6.COMMITMENTS AND CONTINGENCIES

Leases

On November 30, 2011, the Company entered into a commercial lease for 26,150 square feet of office, laboratory, and manufacturing space in Cambridge, Massachusetts (as amended on September 17, 2012, the “Cambridge Lease”). The term of the Cambridge Lease is six years and three months, with one five-year extension option. The terms of the Cambridge Lease require a standby letter of credit in the amount of $311,000 (see Note 3).

The Cambridge Lease contains rent holidays and rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the term of the Cambridge Lease and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of March 31, 2017, the amount of deferred rent liability was $242,000.

Pursuant to the terms of the non-cancelable lease agreements in effect at March 31, 2017, the future minimum rent commitments are as follows (in thousands):

Year Ended December 31,
2017	968
2018	1,088
Total	$2,056

Total rent expense for the three-month periods ended March 31, 2017 and 2016 was $268,000 and $287,000, respectively.

On March 31, 2016, the Company entered into a short-term lease with CRISPR Therapeutics, as subtenant, to sub-lease 5,233 square feet of the Facility (the “Sublease”). The lease term was from April 1, 2016 through January 31, 2017. On March 31, 2016, the Company received $51,000 covering the first month’s rent and a security deposit under the terms of the Sublease. The funds received for the security deposit, $26,000, were classified as a component of accrued expenses on the balance sheet as of December 31, 2016. The Sublease terminated on January 31, 2017 and the security deposit was returned to the subtenant.

Compensation Arrangement

The Company entered into a compensation arrangement with an executive during September 2016 which provided for a future cash payment by the Company to the executive based on the February 13, 2017 stock price of the executive’s former employer. The award is earned over a period of one year. Accordingly, the expense related to the compensation arrangement was approximately $87,000 for the three-month period ended March 31, 2017. The final payment was determined on February 13, 2017 and the unearned portion is classified as a prepaid expense included within prepaid expenses and other current assets on the balance sheet. This prepaid expense is being amortized on a straight-line basis until the one year service period ends in September 2017.

Litigation

Lawsuits with Former Employee

In November 2013, the Company filed a lawsuit against Francis Reynolds, its former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, and corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500,000 worth of personal and/or exorbitant expenses that the Company alleges Mr. Reynolds inappropriately caused it to pay while he was serving as the Company’s Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Company’s Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against the Company and the Company’s Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims related to Mr. Reynolds’s allegations that the Company and the Company’s Board of Directors interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options that he did not receive. On January 9, 2014, the Company, along with the directors named in the counterclaims, filed the Company’s answer. Discovery has now been completed and the Company’s motion for summary judgment on all counts of the complaint and Reynolds’ opposition to the motion for summary judgment was filed with the court on March 3, 2017. The court has scheduled oral argument on the motion for summary judgment for May 11, 2017.

The Company intends to continue to defend itself against these claims and, to date, the Company has not recorded any provision for losses that may arise.

On July 22, 2016, Mr. Reynolds filed a lawsuit against the Company, certain present and former members of the Company’s Board of Directors, and an employee of the Company in Hillsborough County Superior Court, Southern District, Hillsborough County, New Hampshire (Reynolds v. InVivo Therapeutics Holdings Corp, et al.) alleging defamation, conspiracy, and tortious interference, and seeking monetary damages. In August 2016, the lawsuit was removed to the United States District Court for the District of New Hampshire. The Company filed a motion to dismiss this action and after oral argument on November 28, 2016, the Court on November 30, 2016 issued an order dismissing the case for lack of personal jurisdiction. The judgment was entered on the docket on December 1, 2016, and the deadline for appealing that decision has passed.

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

On May 4, 2015, the plaintiff filed a notice of appeal of this decision. Following the submission of briefs by the parties, the Court of Appeals heard oral arguments on April 6, 2016. On January 9, 2017, the Court of Appeals for the First Circuit issued an order and opinion affirming the dismissal of the Securities Class Action with prejudice. The time period for plaintiff to appeal the United States Supreme Court expired on April 10, 2017.

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

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Accrued bonus	$382	$906
Accrued payroll	208	126
Accrued vacation	157	91
Accrued severance	293	385
Other accrued expenses	381	451
Total accrued expenses	$1,421	$1,959

8.LOAN PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”). The loan agreement provided the Company with a $2.0 million line of credit from the Commonwealth of Massachusetts’ Emerging Technology Fund, with $200,000 designated to be used for working capital purposes and the remainder to be used for the purchase of capital equipment. The annual interest rate on the loan is fixed at 6.5% with interest-only payments for the first thirty months, commencing on November 1, 2012, and then equal installments of interest and principal over the next fifty-four months, until the final maturity of the loan on October 5, 2019. Commencing on May 1, 2015, equal monthly payments of $41,000 are due until loan maturity. Therefore, for the years ending December 31, 2017, 2018, and 2019, $319,000, $452,000 and $400,000, respectively, will be due. In October 2012, as part of the agreement, the Company issued MassDev a warrant for the purchase of 9,037 shares of the Company’s common stock. The warrant has a seven-year term and is exercisable at $6.64 per share. The fair value of the warrant was determined to be $32,000 and is being amortized through interest expense over the life of the note. Amortization expense in each of the three-month periods ended March 31, 2017 and 2016 was $1,000 and was included in interest expense in the Company’s consolidated statements of operations. The equipment line of credit is secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the three-month periods ended March 31, 2017 and 2016 was $20,000 and $29,000, respectively.

9.COMMON STOCK

The Company has authorized 100,000,000 shares of common stock, $0.00001 par value per share, of which 32,123,392 shares were issued and outstanding as of March 31, 2017 and 32,044,087 shares were issued and outstanding as of December 31, 2016.

During the three months ended March 31, 2017, the Company issued an aggregate of 58,403 shares of common stock upon the exercise of a stock option and received cash proceeds from such exercise of $16,960.

During the three months ended March 31, 2017, the Company issued an aggregate of 12,916 shares of common stock with a fair value of $50,952 to the Company’s 401(k) plan as a matching contribution.

During the three months ended March 31, 2017, the Company issued an aggregate of 7,986 shares of common stock under the Company’s Employee Stock Purchase Plan (the “ESPP”) and received cash proceeds of approximately $28,510.

During the year ended December 31, 2016, the Company issued an aggregate of 135,205 shares of common stock upon the exercise of stock options and received cash proceeds from such exercises of $191,000.

During the year ended December 31, 2016, the Company issued an aggregate of 4,979 shares of common stock upon the cashless exercise of warrants.

During the year ended December 31, 2016, the Company issued an aggregate of 37,528 shares of common stock with a fair value of $208,000 to the Company’s 401(k) plan as a matching contribution.

During the year ended December 31, 2016, the Company issued an aggregate of 16,729 shares of common stock under the ESPP and received cash proceeds of $91,000.

In March 2016, the Company closed an underwritten public offering of an aggregate of 4,293,333 shares of common stock and warrants to purchase an aggregate of 2,146,666 shares of common stock at a price to the public of $7.49 per share of common stock and $0.01 per warrant. The net proceeds to the Company, after deducting underwriting discounts and offering expenses, were approximately $29.9 million. The warrants have a per share exercise price of $10.00, or approximately 133% of the public offering price of the common stock, are exercisable immediately, and expire on March 18, 2021. The warrants contain a cashless exercise feature whereby shares are withheld to cover the exercise cost and the warrant holder receives a net issuance of the remaining shares. The Company is utilizing the net proceeds from the offering to fund ongoing clinical trials and for general corporate purposes.

10.STOCK OPTIONS

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

On October 26, 2010, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the 2010 Equity Incentive Plan (as subsequently amended, the “2010 Plan”). The 2010 Plan provided for grants of incentive stock options to employees, and nonqualified stock options and restricted common stock to employees, consultants, and non-employee directors of the Company.

In April 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for grants of incentive stock options to employees, and nonqualified stock options, restricted common stock, restricted stock units, and stock appreciation rights to employees, consultants, and non-employee directors of the Company.

As of March 31, 2017, the total number of shares authorized for issuance under the 2015 Plan was 4,322,355 shares, consisting of 4,000,000 initially approved under the 2015 Plan shares plus the 322,355 shares that remained available for grant under the 2010 Plan at the time of its termination. Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

As of March 31, 2017, there were outstanding options to purchase an aggregate of 2,233,050, 1,721,246 and 77,460 shares under the 2015 Plan, 2010 Plan and 2007 Plan, respectively. As of December 31, 2016, there were outstanding options to purchase an aggregate of 1,222,085, 1,821,487 and 150,207 shares under the 2015 Plan, 2010 Plan and 2007 Plan, respectively.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 187,500 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of common stock on such date, (ii) 50,000 shares, or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 1,250,000 shares. As of March 31, 2017 and December 31, 2016, there were 262,785 and 220,771 shares reserved for issuance under the ESPP, respectively.

The ESPP is considered a compensatory plan with the related compensation cost recognized over each six-month offering period. As of March 31, 2017, $11,000 of employee payroll deductions have been withheld since January 1, 2017, the commencement of the current offering period, and are included in accrued expenses on the balance sheet. The compensation expense related to the ESPP for the three-month periods ended March 31, 2017 and 2016 was $4,000 and $11,000, respectively, and is included in stock-based compensation expense. In January 2017, 7,986 shares that were purchased as of December 31, 2016 were issued under the ESPP.

Share-based compensation

For the three-month periods ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense of $1.3 million and $1.2 million, respectively, inclusive of the expense related to the ESPP. Stock-based compensation expense for the three-month period ended March 31, 2017 includes $24,000 of expense related to a stock option modification. As discussed above, the Company adopted ASU 2016-09 on January 1, 2017. Prior to the adoption of this standard, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The Company continues to recognize share-based compensation over the vesting period of the grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $155,000 recorded to accumulated deficit on the balance sheet as of January 1, 2017.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations within the valuation model. The expected term of options granted under the Plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (10 years) and the vesting period (generally, 48 months). For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

A summary of option activity as of March 31, 2017 and changes for the three-month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2016	3,193,785	$7.52
Granted	1,114,463	$4.34
Forfeited	(218,089)	$8.21
Exercised	(58,403)	$0.29
Outstanding at March 31, 2017	4,031,756	$6.71	7.85	$326,568
Vested at March 31, 2017	1,831,440	$7.87	6.33	$318,837

The weighted average grant-date fair value of options granted during the three-month period ended March 31, 2017 was $3.54 per share. The total fair value of options that vested in the three-month period ended March 31, 2017 was $943,000. As of March 31, 2017, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $10.0 million and is estimated to be recognized over a period of 2.70 years.

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at March 31, 2017:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2010	Equity	343,931	$5.60	10/26/2017 - 12/3/2017
2010	Equity	306,838	$4.00	8/30/2017 - 12/3/2017
2012	Equity	6,054	$6.64	10/5/2019
2014	Liability	587,950	$3.87	5/9/2019
2016	Equity	2,146,666	$10.00	3/18/2021
Total		3,391,439
Weighted average exercise price			$7.94
Weighted average life in years				2.99

In March 2016, the Company closed an underwritten public offering of an aggregate of 4,293,333 shares of common stock and warrants to purchase an aggregate of 2,146,666 shares of common stock, at a price to the public of $7.49 per share of common stock and $0.01 per warrant. The net proceeds to the Company, after deducting underwriting discounts and offering expenses, were approximately $29.9 million.

The warrants have a per share exercise price of $10.00, or approximately 133% of the public offering price of the common stock issued in the March 2016 offering, and expire on March 18, 2021. The warrants are immediately exercisable at the option of each holder, in whole or in part, in cash (except in the case of a cashless exercise as discussed below). The exercise price and number of shares of common stock issuable upon exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, or similar transaction, among other events as described in the warrants. In the event that shares of common stock underlying the warrants are no longer registered under the Securities Exchange Act of 1934, as amended, the holder may, in its sole discretion, exercise the warrant in whole or in part and, in lieu of making cash payment, elect instead to receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrant.

The fair value of the warrants was estimated at $11.7 million using a Black-Scholes model with the following assumptions: expected volatility of 112.8%, risk free interest rate of 1.3%, expected life of five years and no dividends.

The Company assessed whether the warrants required accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity.

12.     DERIVATIVE INSTRUMENTS

The warrants issued in connection with the Company’s May 2014 public offering to purchase 1,750,156 shares of the common stock have anti-dilution protection provisions and, under certain conditions, require the Company to automatically reprice the warrants. Accordingly, these warrants are accounted for as derivative warrant liabilities. The Company used the Binomial Lattice option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in the fair value of the derivative warrant liabilities are recognized currently in the Company’s consolidated statement of operations as a non-cash derivative gain or loss. For the three-month periods ended March 31, 2017 and 2016, the Company recorded a loss of $241,000 and a gain of $1.0 million, respectively, in other income (expense) in the statement of operations.

The fair value of these derivative instruments at March 31, 2017 and December 31, 2016 was $1.1 million and $1.3 million, respectively, and included as a derivative warrant liability in current liabilities on the balance sheet. The assumptions used principally in determining the fair value of the warrants were as follows:

	March 31,	December 31,
	2017	2016
Risk free interest rate	1.3%	1.2%
Expected dividend yield	—%	—%
Contractual term (in years)	2.1	2.4
Expected volatility	78%	89%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.

The table below presents the changes in derivative warrant liability during the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
Balance at December 31,	$1,314	$1,907
(Decrease) increase in the fair value of the warrants	(241)	1,047
Balance at March 31,	$1,073	$2,954

The Company’s March 2016 public offering resulted in a repricing of the existing warrants. The warrants’ prices were decreased from $5.75 per share to $3.87 per share. In addition, the number of warrants increased from 395,716 to 587,950. The decrease in the liability for the three months ended March 31, 2017 was primarily driven by the decrease in the fair value of the underlying stock price since December 31, 2016.

13.    NET LOSS PER COMMON SHARE

Basic net loss per share of common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net income per share of common stock has been computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. Diluted net loss per share of common stock has been computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during such period. In a net loss period, options, warrants related to the Company’s May 2014 capital raise, which include an antidilution provisions, and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

For the three-month periods ended March 31, 2017 and 2016, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	At March 31,
	2017	2016
Stock options	4,031,756	3,055,578
Warrants	3,391,439	3,495,679
	7,423,195	6,551,257

14.     SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report and with our historical consolidated financial statements, and the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements made regarding our commercialization strategy, future operations, cash requirements, and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold; our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; and other factors detailed under “Risk Factors” in Part II, Item 1A of this Quarterly Report. These forward-looking statements speak only as of the date hereof. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

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

Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries (“SCIs”). Our mission is to redefine the life of the SCI patient, and we are developing treatment options intended to provide meaningful improvement in patient outcomes following SCI. Our approach to treating acute SCIs is based on our investigational Neuro-Spinal Scaffold™ implant, a bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord and is intended to treat acute SCI. We believe the Neuro-Spinal Scaffold is the only SCI therapy in development focused solely on treating acute SCI directly at the epicenter of the injury. The Neuro-Spinal Scaffold incorporates intellectual property licensed under an exclusive, worldwide license from Boston Children’s Hospital and the Massachusetts Institute of Technology. We are continually evaluating other technologies and therapeutics that may be complementary to our development of the Neuro-Spinal Scaffold or offer the potential to bring us closer to our goal of redefining the life of the SCI patient. We have also entered into exclusive license/assignment agreements with the University of California, San Diego and James Guest, M.D., Ph.D. covering delivery methods and devices for our preclinical Therapeutic Trails™ injection program.

Our Clinical and Pre-Clinical Programs

We currently have a clinical development program for acute SCI and a preclinical development program for chronic SCI.

Neuro-Spinal Scaffold™ Implant for acute SCI

Our leading product under development is the Neuro-Spinal Scaffold, an investigational bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord. The Neuro-Spinal Scaffold is intended to promote appositional, or side-by-side, healing by supporting the surrounding tissue after injury, minimizing expansion of areas of necrosis, and providing a biomaterial substrate for the body’s own healing/repair processes following injury. We believe this form of appositional healing may spare white matter, increase neural sprouting, and diminish post traumatic cyst formation.

The Neuro-Spinal Scaffold is composed of two biocompatible and bioresorbable polymers that are cast to form a highly porous investigational product:

•	Poly lactic-co-glycolic acid, a polymer that is widely used in resorbable sutures and provides the biocompatible support for Neuro-Spinal Scaffold; and

•	Poly-L-Lysine, a positively charged polymer commonly used to coat surfaces in order to promote cellular attachment.

Because of the complexity of SCIs, it is likely that multi‑modal therapies will be required to maximize positive outcomes in SCI patients. In the future, we may attempt to further enhance the performance of our Neuro-Spinal Scaffold by multiple combination strategies involving electrostimulation devices, additional biomaterials, drugs approved by the U.S. Food and Drug Administration (“FDA”), or growth factors.

We expect the Neuro-Spinal Scaffold will be regulated by the FDA as a Class III medical device.

Our Neuro-Spinal Scaffold implant is currently being studied in a 20-subject pivotal probable benefit study, formally known as The INSPIRE Study: InVivo Study of Probable Benefit of the Neuro-Spinal Scaffold for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury, under our Investigational Device Exemption application for the treatment of complete thoracic traumatic acute SCI. The purpose of the study is to evaluate whether the Neuro-Spinal Scaffold implant is safe and demonstrates probable benefit for the treatment of complete T2‑T12/L1 SCI. The primary endpoint is currently defined as the proportion of patients achieving an improvement of at least one American Spinal Injury Association Impairment Scale (“AIS”) grade by six months’ post‑implantation. Additional endpoints include a reduction in pain and improvements in sensory and motor scores, bladder and bowel function, Spinal Cord Independence Measure, and quality of life. The INSPIRE Study includes an Objective Performance Criterion (“OPC”), which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of an HDE approval. The OPC for The INSPIRE Study is currently defined as 25% or more of the patients in the study demonstrating an improvement of at least one AIS grade by six months post-implantation. The FDA has recommended that we include a randomized, concurrent control arm in the study as part of a study design consideration. We are currently in discussions with the FDA regarding its request for changes to our pivotal probable benefit trial. We believe that the current study design is sufficient to demonstrate safety and probable benefit in support of an HDE application for marketing approval. However, we cannot be certain whether the FDA will approve our HDE without additional information or studies.

The FDA has approved The INSPIRE Study to enroll up to 30 patients. This allows us to account for events such as screen failures or deaths and still have 20 evaluable patients at the end of The INSPIRE Study. We may choose to enroll additional patients after 20 patients have received the Neuro-Spinal Scaffold implant to ensure that there are 20 evaluable patients with six months of follow-up data for the primary endpoint analysis. We are targeting completion of enrollment of the study as currently designed in the third quarter of 2017, with submission of a Humanitarian Device Exemption (“HDE”) application in early 2018. In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold. The HDE modular shell is comprised of three modules: a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews modules, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of the final module, which constitutes the complete HDE submission, the FDA will make a filing decision which may trigger the review clock for an approval decision. We submitted the first module in March 2017.

As of April 30, 2017, there were 28 U.S. clinical sites and 3 Canadian clinical sites participating in The INSPIRE Study. We anticipate opening additional sites in the United States, Canada, and the United Kingdom. As of April 30, 2017, we had enrolled a total of 16 patients in The INSPIRE Study. Of the 14 patients that remained in follow-up, eight had reached the six-month primary endpoint visit. Of these eight, five had improved from complete AIS A SCI to incomplete SCI (one patient to AIS C and four patients to AIS B). Two patients were assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the patient’s six-month examination, which in both cases has yet to occur. These two cases are being submitted to the FDA for their review.  Six of the patients in follow-up have not yet reached the six-month primary endpoint visit. There have been two patient deaths in The INSPIRE Study, neither of which was determined by the principal investigators and the Data and Safety Monitoring Board to be related to either the Neuro-Spinal Scaffold or the implant procedure.

Results to date may not be indicative of results for the entire study. We must obtain FDA approval before we can sell any of our products in the United States and approval of similar regulatory authorities in countries outside the United States before we can sell our products in such countries. Although The INSPIRE Study is currently structured with the OPC as the primary component for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing a future HDE application. Approval is not guaranteed if the OPC is met, and even if the OPC is not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our products if such approval is denied or delayed.

Pilot Study in Acute, Cervical SCI

In addition to the thoracic pivotal study described above, we have also received approval from Health Canada to initiate an early feasibility human pilot study, as the initial phase of a larger pivotal study, of our Neuro-Spinal Scaffold under an Investigational Testing Authorization application for the treatment of complete, traumatic cervical acute SCI.

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

Overall, we expect our research and development expenses to be substantial and to increase for the foreseeable future as we continue the development and clinical investigation of our current and future products. However, expenditures on research and development programs are subject to many uncertainties, including whether we develop our products with a partner or independently and whether we acquire products from third parties. At this time, due to the uncertainties and inherent risks involved in our business, we cannot estimate in a meaningful way the duration of, or the costs to complete, our research and development programs or whether, when, or to what extent we will generate revenues or cash inflows from the commercialization and sale of any of our products. While we are currently focused on advancing our Neuro-Spinal Scaffold implant, our future research and development expenses will depend on the determinations we make as to the scientific and clinical prospects of each product candidate, as well as our ongoing assessment of regulatory requirements and each product’s commercial potential. In addition, we may make acquisitions of businesses, technologies, or intellectual property rights that we believe would be necessary, useful, or complementary to our current business. Any investment made in a potential acquisition could affect our results of operations and reduce our limited capital resources, and any issuance of equity securities in connection with a potential acquisition could be substantially dilutive to our stockholders.

There can be no assurance that we will be able to successfully develop or acquire any product, or that we will be able to recover our development or acquisition costs, whether upon commercialization of a developed product or otherwise. We cannot provide assurance that any of our programs under development or any acquired technologies or products will result in products that can be marketed or marketed profitably. If our development stage programs or any acquired products or technologies do not result in commercially viable products, our results of operations could be materially, adversely affected.

We were incorporated on April 2, 2003 under the name of Design Source, Inc. On October 26, 2010, we acquired the business of InVivo Therapeutics Corporation, which was founded in 2005, and continued the existing business operations of InVivo Therapeutics Corporation as our wholly owned subsidiary.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions and, in connection therewith, adopt certain accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, stock-based compensation expense, and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions, and on various other factors that we believe to be reasonable under the circumstances. Such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from the disclosure provided in our 2016 Annual Report.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position, and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended March 31, 2017 were $3.4 million, an increase of $816,000 (or 31.8%) compared to the three months ended March 31, 2016. The increase in research and development expenses for the three months ended March 31, 2017 is partially attributable to an increase in clinical trial costs of $383,000 due to an increase in the number of patients in The INSPIRE Study and the opening of additional clinical trial sites. The increase is also due to increases in consulting costs of $391,000, stock-based compensation expense of $99,000, and contract services costs of $76,000, offset in part by decreases in compensation-related expenses of $115,000 and travel costs of $22,000.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended March 31, 2017 were $3.3 million, an increase of $286,000 (or 9.5%) compared to the three months ended March 31, 2016. The increase in general and administrative expenses for the three months ended March 31, 2017 is attributable to increases in compensation-related expenses of $288,000, stock-based compensation expense of $65,000, convention and meeting costs of $46,000, and public relations costs of $38,000. These increases were offset in part by a decrease in legal costs of $153,000.

Other Income and Expense

Other income for the three months ended March 31, 2017 was $278,000, which was comprised of interest income of $57,000, interest expense of $20,000, and a derivative gain of $241,000. Other expense for the three months ended March 31, 2016 was $1.1 million, which was comprised of interest income of $54,000, interest expense of $63,000, and a derivative loss of $1.0 million.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At March 31, 2017, we had total assets of $29.0 million, total liabilities of $5.0 million, and total stockholders’ equity of $24.0 million. For the three months ended March 31, 2017, we recorded a net loss of $6.4 million and our accumulated deficit as of March 31, 2017 was $163.6 million.

We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, for pursuing regulatory approvals, for the acquisition of capital equipment, laboratory and office facilities, for establishment of production capabilities, for selling, general, and administrative expenses, and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and/or other collaborations, strategic alliances, and licensing arrangements.

Since our inception, we have historically financed our operations primarily through the sale of equity-related securities. In March 2016, we closed an underwritten public offering of an aggregate of 4,293,333 shares of common stock and warrants to purchase an aggregate of 2,146,666 shares of common stock at a price to the public of $7.49 per share of common stock and $0.01 per warrant. Our net proceeds, after deducting underwriting discounts and offering expenses, were approximately $29.9 million. The warrants have a per share exercise price of $10.00, or approximately 133% of the public offering price of the common stock, and expire on March 18, 2021. We are utilizing the net proceeds from the offering to fund ongoing clinical trials and for general corporate purposes.

At March 31, 2017, we had cash, cash equivalents, and marketable securities of $26.8 million. We believe our current cash, cash equivalents, and marketable securities are adequate to fund our operations into the beginning of the second quarter of 2018.

Net cash used in operating activities for the three months ended March 31, 2017 was $6.1 million, as compared to net cash used in operating activities of $4.2 million for the three months ended March 31, 2016. The change in net cash used in operating activities for the three months ended March 31, 2017 as compared to the same period in the prior year was primarily due to our net loss of $6.4 million, offset by share-based compensation of $1.3 million, change in prepaid expenses of $489,000, and change in accrued expenses and other liabilities of $536,000.

We also have significant commitments that will require the use of cash in operating activities in future periods, including our obligations under current operating leases. At March 31, 2017, our total committed lease obligations amounted to $2.1 million including total commitments due for the remainder of 2017 under our operating leases of $968,000.

Net cash used in investing activities for the three months ended March 31, 2017 was $827,000 attributable to purchases of marketable securities and capital equipment of $6.8 million, partially offset by sales of marketable securities of $6.0 million. This compares to net cash provided by investing activities of $258,000 for the three months ended March 31, 2016 consisting of sales of marketable securities of $2.8 million, offset in part by purchases of marketable securities and capital equipment of $2.5 million.

Net cash provided by financing activities was $57,000 for the three months ended March 31, 2017 consisting of proceeds from the exercise of a stock option and Employee Stock Purchase Plan issuances of $46,000, offset by loan repayments of $103,000. This compares to net cash provided by financing activities of $29.9 million for the three months ended March 31, 2016 consisting of proceeds from our March 2016 offering of $29.9 million and stock option exercises of $36,000, offset in part by loan repayments of $96,000.

We intend to pursue opportunities to obtain additional financing in the future through equity and/or debt financings. We have filed with the United States Securities and Exchange Commission (“SEC”), and the SEC declared effective, a shelf registration statement which permits us to issue up to $150 million worth of common stock, warrants, or units consisting of common stock and warrants. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price, and terms to be determined at the time of issuance. Registered securities issued using this shelf registration statement may be used to raise additional capital to fund our working capital and other corporate needs, for future acquisitions of assets, programs or businesses, and for other corporate purposes.

We may pursue various other dilutive and non-dilutive funding alternatives upon the results of our ongoing pivotal probable benefit study or to the extent we require additional capital to proceed with development of some or all of our product candidates on the expected timelines. The source, timing, and availability of any future financing will depend principally upon market conditions and the status of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our research and product development programs, planned clinical trials, and capital expenditures, or to license our potential products or technologies to third parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates which could affect our operating results, financial position, and cash flows. We manage our exposure to these market risks through our regular operating and financing activities. We do not use derivative financial instruments for speculative or trading purposes. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2016 Annual Report. As of March 31, 2017, there were no material changes in our exposure to market risk compared to December 31, 2016.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2017, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

Lawsuits with Former Employee

In November 2013, we filed a lawsuit against Francis Reynolds, our former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, and corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500,000 worth of personal and/or exorbitant expenses that we allege Mr. Reynolds inappropriately caused us to pay while he was serving as our Chief Executive Officer, Chief Financial Officer, President, and Chairman of our Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against us and our Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims related to Mr. Reynolds’s allegations that we and the Board of Directors interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options that he did not receive. On January 9, 2014, we, along with the directors named in the counterclaims, filed our answer. Discovery has now been completed and our motion for summary judgment on all counts of the complaint and Reynolds’ opposition to the motion for summary judgment was filed with the court on March 3, 2017. The court has scheduled oral argument on the motion for summary judgment for May 11, 2017.

We intend to continue to defend ourselves against these claims and, to date, we have not recorded any provision for losses that may arise.

On July 22, 2016, Mr. Reynolds filed a lawsuit against us, certain present and former members of our Board of Directors, and an employee of ours in Hillsborough County Superior Court, Southern District, Hillsborough County, New Hampshire (Reynolds v. InVivo Therapeutics Holdings Corp, et al.) alleging defamation, conspiracy, and tortious interference, and seeking monetary damages. In August 2016, the lawsuit was removed to the United States District Court for the District of New Hampshire. We filed a motion to dismiss this action and after oral argument on November 28, 2016, the Court on November 30, 2016 issued an order dismissing the case for lack of personal jurisdiction. The judgment was entered on the docket on December 1, 2016, and the deadline for appealing that decision has passed.

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

On May 4, 2015, the plaintiff filed a notice of appeal of this decision. Following the submission of briefs by the parties, the Court of Appeals heard oral arguments on April 6, 2016. On January 9, 2017, the Court of Appeals for the First Circuit issued an order and opinion affirming the dismissal of the Securities Class Action with prejudice. The time period for plaintiff to file a petition for certiorari to the United States Supreme Court expired on April 10, 2017.

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

On August 14, 2015, Mr. Luger filed a shareholder derivative lawsuit in the Superior Court of Suffolk County for the Commonwealth of Massachusetts on our behalf against certain present and former board members and company executives alleging the same breaches of fiduciary duties purportedly set forth in the Shareholder Demand. On February 5, 2016, the Superior Court of Suffolk County dismissed the plaintiff’s claims with prejudice. On March 4, 2016, the plaintiff filed a notice of appeal of this decision. Following the submission of brief by the parties, the Appeals Court heard oral argument on December 13, 2016. On January 3, 2017, the Appeals Court issued an order and opinion affirming the dismissal of all claims with prejudice. The time period for Mr. Luger to appeal the Appeals Court’s judgment expired in March 2017.

Item 1A.       Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and have incurred significant losses since our inception.

We have incurred net losses each year since our inception, including net losses of $6.4 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $163.6 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities related to our Neuro-Spinal Scaffold implant. Overall, we expect our research and development expenses to be substantial and to increase for the foreseeable future as we continue the development and clinical investigation of our current and future products. Our lead product candidate, the Neuro-Spinal Scaffold implant, is currently being studied in a pivotal probable benefit study and, as a result, we expect that it could be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market our Neuro-Spinal Scaffold implant or other products, our future revenues will depend upon the size of any markets in which our products have received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, and other factors.

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

Our financial statements as of March 31, 2017 were prepared under the assumption that we will continue as a going concern. At March 31, 2017, we had cash, cash equivalents, and marketable securities of $26.8 million. Given our development plans, we estimate cash resources will be sufficient to fund our operations into the beginning of the second quarter of 2018. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 10, 2017 included in the Company’s Form 10-K as filed with the SEC on March 10, 2017.

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and if we are not successful in raising additional capital, we may not be able to continue as a going concern.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our product candidates on unfavorable terms to us.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and other third-party funding alternatives including license and collaboration agreements. To raise additional capital or pursue strategic transactions, we may in the future sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock which will dilute the ownership interest of our current stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us or that may reduce the value of our common stock. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts for our Neuro-Spinal Scaffold implant or any other product candidates that we develop or acquire.

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

We currently have only one product candidate, the Neuro-Spinal Scaffold implant, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval, and commercialization of that product candidate, which may never occur. We currently have no products available for sale, generate no revenues from sales of any products, and we may never be able to develop marketable products. Our Neuro-Spinal Scaffold implant, which is currently being studied in an ongoing pivotal probable benefit study, will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. Before obtaining regulatory approval via the Humanitarian Device Exemption (“HDE”) pathway for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternative forms of treatment. Alternatively, if we were to seek premarket approval (“PMA”) for our product candidates, that would require demonstration that the product is safe and effective for use in each target indication. This process can take many years. Of the large number of medical devices in development in the United States, only a small percentage successfully complete the United States Food & Drug Administration (“FDA”) regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize our Neuro-Spinal Scaffold implant or any other product candidate.

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

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the pivotal probable benefit study. Our Neuro-Spinal Scaffold implant is currently being studied in a 20-subject pivotal study under our approved IDE application for the treatment of complete thoracic traumatic acute spinal cord injury. Our pivotal probable benefit study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffolds to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. Even though the initial results of our clinical studies in humans are promising, our results may subsequently fail to meet the safety and probable benefit standards required to obtain regulatory approvals. For example, in The INSPIRE Study, two patients were assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the patient’s six-month examination, which in both cases has yet to occur. There is known and published variability in some of the measures used to assess AIS improvement and these measures can vary over time or depending upon the examiner. While we have implemented procedures in our clinical trial to limit such variations, we cannot be certain that regulatory authorities will accept the results of our clinical trials. Although these reversions are not believed to be related to the scaffold, we are submitting information regarding these cases to the FDA for their review. If the FDA has concerns regarding these or other cases, they could decide to pause enrollment. In addition, we are currently in active discussions with the FDA regarding the set of clinical data that would support a future approval of the product. Modifications to our ongoing study due to those discussions may further delay completion of the study.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant Institutional Review Boards (“IRBs”) at the sites at which such trials are being conducted, by the Data Safety Monitoring Board for such trial, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, or changes in laws or regulations. In addition, regulatory agencies may require an audit with respect to the conduct of a clinical trial, which could cause delays or increase costs. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

For a period in 2016, as a result of an FDA pre-specified enrollment hold, we were unable to enroll patients in The INSPIRE Study pending FDA authorization to proceed with additional enrollment, which delayed our ability to open new sites and enroll patients at the pace we had anticipated. We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical studies as planned, we may need to delay, limit, or terminate ongoing or planned clinical studies, any of which would have an adverse effect on our business. In addition, we may elect to enroll in excess of the 20 patients required for The INSPIRE Study in order to account for events such as screen failures, deaths, or other such events and still have 20 evaluable patients with six months of follow-up data for the primary endpoint analysis. This could delay submission of our HDE application, or delay review of it by the FDA.

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

We are currently in discussions with the FDA regarding its request for changes to our pivotal probable benefit trial. We believe that the current study design is sufficient to demonstrate safety and probable benefit in support of an HDE application for marketing approval. However, we cannot be certain whether the FDA will approve our HDE without additional information or studies. For example, the FDA has recommended that we include a randomized, concurrent control arm in the study as part of a study design consideration. As an alternative to a concurrent control, we plan to conduct a Contemporary Thoracic SCI Registry Study (the “Registry Study”), utilizing existing databases and registries, to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The

INSPIRE Study. In addition, we have announced that we plan to include an additional arm (the “Benchmark Arm”) in The INSPIRE Study in order to gather baseline and outcome measures on thoracic, complete spinal cord injury patients. There can be no assurance that we will be able to amend the protocol to include the Benchmark Arm or that either the Registry Arm or the Benchmark Arm will be successfully completed. Even if we successfully complete the Registry Arm or the Benchmark Arm, we cannot be certain that the FDA will agree that such additional studies provide sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. Moreover, analysis of data from the Registry Study or the Benchmark Arm may suggest amendments to the protocol for The INSPIRE Study, including adjustment to the existing OPC, which might create a higher threshold for evidencing probable benefit. In the event our assessment that the current study design, or any amended study design we propose, is not acceptable to the FDA, the ability to obtain approval under the HDE pathway may be delayed or may not be feasible. If the FDA does not approve or clear our products in a timely fashion, or at all, our business and financial condition will be adversely affected.

The 21st Century Cures Act recently increased the upper population limit for an HDE from 4,000 to 8,000, which allows us to potentially request an expansion of our current Humanitarian Use Device (“HUD”) to include additional patient populations beyond our current HUD for complete spinal cord injury (“SCI”). If we choose to pursue such an expansion, this may cause our application to be delayed or cause the FDA to request additional information. In addition, our current study is not designed to support approval beyond complete SCI. Thus, expansion would require additional studies. We cannot be certain that we will be able to increase the potential population that we might be able to treat based on the HDE pathway. If any of these events occur, our business and financial condition will be adversely affected.

There are risks associated with pursuing FDA approval via an HDE pathway, including the possibility that the approval could be withdrawn in the future if the FDA subsequently approves another device for the same intended use, as well as limitations on the ability to profit from sales of the product.

If the FDA subsequently approves a PMA or clears a 510(k) for the HUD or another comparable device with the same indication, the FDA may withdraw the HDE. Once a comparable device becomes legally marketed through PMA approval or 510(k) clearance to treat or diagnose the disease or condition in question, there may no longer be a need for the HUD and so the HUD may no longer meet the requirements of section 520(m)(2)(B) of the Food Drug and Cosmetic Act (“FDCA”).

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

It is possible that some of our products, including our Therapeutic Trails injection, may be regulated by the FDA as combination products. As explained above in the Government Regulation section, for a combination product, the 29 FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. We are currently developing our regulatory strategies with respect to which regulatory pathway will be necessary to obtain clearance or approval, if medical device clearance or approval is required at all. We believe that the biologic component of the Therapeutic Trails injection will be reviewed by the FDA’s Center for Biologics Evaluation and Research (“CBER”), although it is possible that it will be regulated by the FDA’s Center for Drug Evaluation and Research (“CDER”). The delivery tools associated with that product may be reviewed by the CDRH, either separately as a medical device, or in consultation with CBER or CDER as part of the biologics license application (“BLA”) or new drug application (“NDA”). The process of obtaining FDA marketing clearance or approval is lengthy, expensive, and uncertain, and we cannot be sure that our biologic device combination products, or any other products, will be cleared or approved in a timely fashion, or at all. In addition, the review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA. We cannot be sure that the FDA will not select to have our combination products reviewed and regulated by only one FDA center and/or different legal authority, in which case the path to regulatory approval would be different and could be more lengthy and costly. If the FDA does not approve or clear our products in a timely fashion, or at all, our business and financial condition will be adversely affected.

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

Any product for which we obtain regulatory clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for such product, will be subject to continued regulatory review, oversight, and periodic inspections by the FDA. In particular, we and our third-party suppliers will be required to comply with the FDA’s Quality System Regulations (“QSRs”). These FDA regulations cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our manufacturers, fail to adhere to QSR requirements, this could delay production of our product candidates and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition and results of operations.

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

•	design, development, and manufacturing;

•	testing, labeling, content, and language of instructions for use and storage;

•	clinical trials;

•	product safety;

•	marketing, sales, and distribution;

•	regulatory clearances and approvals including premarket clearance and approval;

•	conformity assessment procedures;

•	product traceability and record keeping procedures;

•	advertising and promotion;

•	product complaints, complaint reporting, recalls, and field safety corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries, and malfunctions that, if they were to recur, could lead to death or serious injury;

•	post-market studies; and

•	product import and export.

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

If our products are approved for commercialization, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. A government-mandated or voluntary recall by us or one of our partners could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls of any of our commercialized products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations, and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits.

If we obtain approval for our products, we may be subject to enforcement action if we engage in improper marketing or promotion of our products.

We are not permitted to promote or market our investigational products. After approval, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. Surgeons may use our products off-label, as the FDA does not restrict or regulate a surgeon’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

If we obtain approval for our products, their commercial success will depend in part upon the level of reimbursement we receive from third parties for the cost of our products to users.

The commercial success of any product will depend, in part, on the extent to which reimbursement for the costs of our products and related treatments will be available from third-party payers such as government health administration authorities, private health insurers, managed care programs, and other organizations. Adequate third-party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for us to continue our business or for realization of an appropriate return on investment in product development.

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

Similarly, in the United States, legislative changes have been enacted in the past and further changes are proposed that would impact the Affordable Care Act. These new laws may result in additional reductions in Medicare and other healthcare funding. Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented. With the new Presidential administration and Congress, there may be additional legislative changes, including repeal and replacement of certain provisions of the Affordable Care Act. It remains to be seen, however, whether new legislation will be enacted and, if so, precisely what any new legislation will provide and what impact it will have on the availability of healthcare and containing or reducing healthcare costs. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. Because of the continued uncertainty about the effects, implementation, and potential repeal or modification of the Affordable Care Act and other federal healthcare legislation, we cannot quantify or predict with any certainty the likely impact of the Affordable Care Act, its amendment or repeal, or any alternative or related legislation, or any implementation of any such legislation, on our business model, prospects, financial condition, and results of operations.

In addition, in June 2016, eligible members of the electorate in the United Kingdom decided by referendum to exit the European Union, which is commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. We are currently planning to open sites for The INSPIRE Study and anticipate that we will be subject to applicable U.K. regulations. Because of the continued uncertainty about the effects, implementation, or potential repeal of Brexit, we cannot quantify or predict with any certainty the likely impact of Brexit or related legislation on our business model, prospects, financial condition, and results of operations.

These and other legislative and regulatory changes that have been or may be proposed in the future may impact our ability to successfully commercialize our product candidates.

We have limited experience manufacturing our Neuro-Spinal ScaffoldTM implant for clinical-study scale and no experience for commercial scale.

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

We license technology from Boston Children’s Hospital (“BCH”) and the Massachusetts Institute of Technology (“MIT”) that is integrated into our Neuro-Spinal Scaffold implant under an exclusive license. Under the license agreement, we have agreed to milestone payments and to meet certain reporting obligations. In the event that we were to breach any of the obligations under the agreement and fail to timely cure, BCH and MIT would have the right to terminate the agreement upon notice. In addition, BCH and MIT have the right to terminate our license upon the bankruptcy or receivership of the Company. If we are unable to continue to use or license this technology on reasonable terms, or if this technology fails to operate properly, we may not be able to secure alternatives in a timely manner and our ability to develop our products could be harmed.

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

Risks Related to Litigation and Legal Compliance

We are, and in the past have been, subject to lawsuits, which could divert management’s attention and harm our business.

We are involved in litigation with our former Chairman, Chief Executive Officer, and Chief Financial Officer. We were previously the subject of a securities derivative lawsuit and a securities class action lawsuit, both of which were dismissed in January 2017. We may face additional lawsuits, including class action or securities derivative lawsuits. The amount of time that is required to resolve these lawsuits is unpredictable and any lawsuits may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. See “Legal Proceedings” above for further information regarding our litigation.

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

As of March 31, 2017, there were outstanding warrants to purchase 3,391,439 shares of our common stock, and outstanding options to purchase 4,031,756 shares of our common stock. We expect to issue additional equity awards to compensate employees, consultants, and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current stockholders. The future issuance of any such additional shares of common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants, or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently quoted on the Nasdaq Global Market.

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 4, 2017	By:	/s/ Christopher McNulty
	Name:	Christopher McNulty
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Employment Agreement, dated as of August 10, 2016, between the Company and Pamela Stahl (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed with the SEC on November 4, 2016).

10.2	Employment Agreement, dated as of March 29, 2017, between the Company and Christopher McNulty.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document