Form 10-Q
period 2017-06-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2017-08-08
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 1, 2017, 32,184,943 shares of the registrant’s common stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	June 30,	December 31,
	2017	2016
ASSETS:
Current assets:
Cash and cash equivalents	$14,322	$21,464
Restricted cash	361	361
Marketable securities	7,525	11,577
Prepaid expenses and other current assets	657	451
Total current assets	22,865	33,853
Property, equipment and leasehold improvements, net	305	510
Other assets	409	421
Total assets	$23,579	$34,784
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$878	$1,011
Loan payable, current portion	437	423
Derivative warrant liability	519	1,314
Deferred rent, current portion	154	141
Accrued expenses	1,893	1,959
Total current liabilities	3,881	4,848
Loan payable, net of current portion	630	852
Deferred rent, net of current portion	54	135
Other liabilities	45	—
Total liabilities	4,610	5,835
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 100,000,000 shares; 32,175,179 shares issued and outstanding at June 30, 2017; 32,044,087 shares issued and outstanding at December 31, 2016	1	1
Accumulated other comprehensive loss	(1)	—
Additional paid-in capital	188,862	185,955
Accumulated deficit	(169,893)	(157,007)
Total stockholders’ equity	18,969	28,949
Total liabilities and stockholders’ equity	$23,579	$34,784

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,211	$2,795	$6,595	$5,364
General and administrative	3,715	2,991	7,000	5,990
Total operating expenses	6,926	5,786	13,595	11,354
Operating loss	(6,926)	(5,786)	(13,595)	(11,354)
Other income (expense):
Interest income	52	36	109	91
Interest expense	(20)	(29)	(40)	(92)
Derivatives gain (loss)	554	595	795	(452)
Other income (expense), net	586	602	864	(453)
Net loss	$(6,340)	$(5,184)	$(12,731)	$(11,807)
Net loss per share, basic and diluted	$(0.20)	$(0.16)	$(0.40)	$(0.39)
Weighted average number of common shares outstanding, basic and diluted	32,185,607	31,907,747	32,115,238	30,039,677
Other comprehensive loss:
Net loss	(6,340)	(5,184)	(12,731)	(11,807)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	1	—	(1)	—
Comprehensive loss	$(6,339)	$(5,184)	(12,732)	$(11,807)

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,731)	$(11,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264	284
Derivatives (gain) loss	(795)	452
Common stock issued to 401(k) plan	113	109
Share-based compensation expense	2,583	2,396
Non-cash investment (income) expense, net	8	100
Changes in operating assets and liabilities:
Prepaid expenses	(206)	(498)
Other assets	7	4
Accounts payable	(133)	38
Accrued expenses and other liabilities	(89)	740
Net cash used in operating activities	(10,979)	(8,182)
Cash flows from investing activities:
Purchases of marketable securities	(8,256)	(6,165)
Sales of marketable securities	12,300	5,860
Purchases of property and equipment	(54)	(73)
Net cash (used in) provided by investing activities	3,990	(378)
Cash flows from financing activities:
Proceeds from exercise of stock options	26	36
Proceeds from issuance of stock under ESPP	29	43
Repayment of loan payable	(208)	(194)
Proceeds from issuance of common stock and warrants	—	29,905
Net cash (used in) provided by financing activities	(153)	29,790
Increase (decrease) in cash and cash equivalents	(7,142)	21,230
Cash and cash equivalents at beginning of period	21,464	14,920
Cash and cash equivalents at end of period	$14,322	$36,150
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$40	$54

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2017 (Unaudited)

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At June 30, 2017, the Company had cash, cash equivalents, and marketable securities of $21.8 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, for pursuit of regulatory approvals, for acquisition of capital equipment, laboratory and office facilities, for establishment of production capabilities, for selling, general, and administrative expenses, and for other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements.

The Company’s financial statements as of June 30, 2017 were prepared under the assumption that the Company will continue as a going concern. Given the Company’s development plans, it estimates cash resources will be sufficient to fund its operations into the beginning of the second quarter of 2018. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of the Company’s existing resources. Based on the forecast, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 10, 2017. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2017 and its results of operations and cash flows for the interim period presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2017. Prior to adoption, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The Company continues to recognize share-based compensation over the vesting period of the grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $155,000 recorded to accumulated deficit on the balance sheet as of January 1, 2017. Prior to January 1, 2017, the Company recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital and tax deficiencies of stock-based compensation expense in the income tax provision or as additional paid-in capital to the extent that there were sufficient recognized excess tax benefits previously recognized. Previously, the excess tax benefits reduced taxes payable prior to being recognized as an increase in additional paid-in capital, and therefore the Company had not recognized certain deferred tax assets that could be attributed to tax deductions. As a result of the adoption, the deferred tax assets associated with certain net operating losses increased, which was offset by a corresponding increase in the valuation allowance and therefore the adoption of the tax-related guidance in this standard did not impact our consolidated financial statements for the period ended June 30, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this guidance applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II of this guidance replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of December 15, 2017. Currently, this guidance is not applicable to the Company as the Company does not generate revenue. However, the Company will evaluate the impact of adopting ASU 2014-09 on its consolidated financial statements when the Company begins to generate revenue.

2.CASH AND CASH EQUIVALENTS

As of June 30, 2017, the Company held $14.3 million in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents.

At June 30, 2017 and December 31, 2016, cash equivalents were comprised of money market funds and other short-term investments.

Cash and cash equivalents consisted of the following:

	June 30,	December 31,
(In thousands)	2017	2016
Cash	$(87)	$111
Money market funds	14,409	21,353
Total cash and cash equivalents	$14,322	$21,464

3.RESTRICTED CASH

Restricted cash as of June 30, 2017 and December 31, 2016 was $361,000 and included a $50,000 security deposit related to the Company’s credit card account and a $311,000 standby letter of credit in favor of a landlord (see Note 6).

4.       MARKETABLE SECURITIES

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars, including money market accounts, commercial paper, asset-backed securities, and corporate obligations, in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

As of June 30, 2017 and December 31, 2016, the Company’s investment portfolio consisted of marketable securities with an original maturity of greater than 90 days. The Company has designated all investments as available-for-sale and therefore such investments are reported at fair value. Unrealized losses on marketable securities are recorded in accumulated other comprehensive loss, a component of stockholders’ equity, on the balance sheet.

The following table summarizes the Company’s investments in marketable securities by category as of June 30, 2017 and December 31, 2016:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
Current (due within 1 year or less)
Commercial paper	4,545	—	—	4,545
Corporate obligations	2,231	—	(1)	2,230
Asset backed security	750	—	—	750
Total	$7,526	$—	$(1)	$7,525

December 31, 2016
Current (due within 1 year or less)
Commercial paper	4,240	—	—	4,240
Corporate obligations	7,337	—	—	7,337
Total	$11,577	$—	$—	$11,577

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$14,409	$—	$—	$14,409
Marketable securities	—	7,525	—	7,525
Derivative warrant liability	$—	$(519)	$—	$(519)

	At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$21,353	$—	$—	$21,353
Marketable securities	—	11,577	—	11,577
Derivative warrant liability	$—	$(1,314)	$—	$(1,314)

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

The Cambridge Lease contains rent holidays and rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the term of the Cambridge Lease and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of June 30, 2017, the amount of deferred rent liability was $208,000.

Pursuant to the terms of the non-cancelable lease agreements in effect at June 30, 2017, the future minimum rent commitments are as follows (in thousands):

Year Ended December 31,
2017	647
2018	1,088
Total	$1,735

Total rent expense for the three-month periods ended June 30, 2017 and 2016 was $287,000 and $210,000, respectively. Total rent expense for the six-month periods ended June 30, 2017 and 2016 was $555,000 and $497,000, respectively.

On March 31, 2016, the Company entered into a short-term lease with CRISPR Therapeutics, as subtenant, to sub-lease 5,233 square feet of the Facility (the “CRISPR Sublease”). The lease term was from April 1, 2016 through January 31, 2017. On March 31, 2016, the Company received $51,000 covering the first month’s rent and a security deposit under the terms of the CRISPR Sublease. The funds received for the security deposit, $26,000, were classified as a component of accrued expenses on the balance sheet as of December 31, 2016. The CRISPR Sublease terminated on January 31, 2017 and the security deposit was returned to the subtenant.

On June 13, 2017, the Company entered into a short-term lease with Moderna Therapeutics, as subtenant, to sub-lease 5,233 square feet of the Facility (the “Moderna Sublease”). The lease term is from July 1, 2017 through October 26, 2018. On June 19, 2017, the Company received a $55,000 security deposit under the terms of the Moderna Sublease. This security deposit is classified as a component of accrued expenses on the balance sheet as of June 30, 2017.

Compensation Arrangement

The Company entered into a compensation arrangement with an executive during September 2016 which provided for a future cash payment by the Company to the executive based on the February 13, 2017 stock price of the executive’s former employer. The award is earned over a period of one year. The expense related to the compensation arrangement was $87,000 and $174,000 for the three-month and six-month periods ended June 30, 2017, respectively. The final payment was determined on February 13, 2017 and the unearned portion is classified as a prepaid expense included within prepaid expenses and other current assets on the balance sheet. This prepaid expense is being amortized on a straight-line basis until the one year service period ends in September 2017.

Litigation

Lawsuits with Former Employee

In November 2013, the Company filed a lawsuit against Francis Reynolds, its former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, and corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500,000 worth of personal and/or exorbitant expenses that the Company alleges Mr. Reynolds inappropriately caused it to pay while he was serving as the Company’s Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Company’s Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against the Company and the Company’s Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims related to Mr. Reynolds’s allegations that the Company and the Company’s Board of Directors interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options that he did not receive. On January 9, 2014, the Company, along with the directors named in the counterclaims, filed the Company’s answer. Discovery has now been completed and the Company’s motion for summary judgment on all counts of the complaint and Reynolds’ opposition to the motion for summary judgment was filed with the court on March 3, 2017. On May 11, 2017, the Court heard oral argument on the Company’s summary judgment motion and took the motion under advisement.

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

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2017	2016
Accrued bonus	$699	$906
Accrued payroll	107	126
Accrued vacation	214	91
Accrued severance	187	385
Other accrued expenses	686	451
Total accrued expenses	$1,893	$1,959

8.LOAN PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”). The loan agreement provided the Company with a $2.0 million line of credit from the Commonwealth of Massachusetts’ Emerging Technology Fund, with $200,000 designated to be used for working capital purposes and the remainder to be used for the purchase of capital equipment. The annual interest rate on the loan is fixed at 6.5% with interest-only payments for the first thirty months, commencing on November 1, 2012, and then equal installments of interest and principal over the next fifty-four months, until the final maturity of the loan on October 5, 2019. Commencing on May 1, 2015, equal monthly payments of $41,000 are due until loan maturity. For the remainder of the year ending December 31, 2017, $215,000 will be due, and for the years ending December 31, 2018 and 2019, $452,000 and $400,000, respectively, will be due. In October 2012, as part of the agreement, the Company issued MassDev a warrant for the purchase of 9,037 shares of the Company’s common stock. The warrant has a seven-year term and is exercisable at $6.64 per share. The fair value of the warrant was determined to be $32,000 and is being amortized through interest expense over the life of the note. Amortization expense was $1,000 in each of the three-month periods ended June 30, 2017 and 2016, and $2,000 in each of the six-month periods ended June 30, 2017 and 2016. This amortization expense was included in interest expense in the Company’s consolidated statements of operations. The equipment line of credit is secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the three-month periods ended June 30, 2017 and 2016 was $19,000 and $26,000, respectively. Interest expense related to this loan for the six-month periods ended June 30, 2017 and 2016 was $39,000 and $53,000, respectively.

9.COMMON STOCK

The Company has authorized 100,000,000 shares of common stock, $0.00001 par value per share, of which 32,175,179 shares were issued and outstanding as of June 30, 2017 and 32,044,087 shares were issued and outstanding as of December 31, 2016.

During the six-month period ended June 30, 2017, the Company issued an aggregate of 89,387 shares of common stock upon the exercise of stock options and received cash proceeds from such exercises of $26,000.

During the six-month period ended June 30, 2017, the Company issued an aggregate of 33,369 shares of common stock with a fair value of $113,000 to the Company’s 401(k) plan as a matching contribution.

During the six-month period ended June 30, 2017, the Company issued an aggregate of 7,986 shares of common stock under the Company’s Employee Stock Purchase Plan (the “ESPP”) and received cash proceeds of approximately $29,000.

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

As of June 30, 2017, the total number of shares authorized for issuance under the 2015 Plan was 4,322,355 shares, consisting of 4,000,000 initially approved under the 2015 Plan shares plus the 322,355 shares that remained available for grant under the 2010 Plan at the time of its termination. Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

As of June 30, 2017, there were outstanding options to purchase an aggregate of 2,233,050,  1,721,246 and 46,476 shares under the 2015 Plan, 2010 Plan, and 2007 Plan, respectively. As of December 31, 2016, there were outstanding options to purchase an aggregate of 1,222,085,  1,821,487 and 150,207 shares under the 2015 Plan, 2010 Plan, and 2007 Plan, respectively.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 187,500 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of common stock on such date, (ii)

50,000 shares, or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 1,250,000 shares. As of June 30, 2017 and December 31, 2016, there were 262,785 and 220,771 shares reserved for issuance under the ESPP, respectively.

The ESPP is considered a compensatory plan with the related compensation cost recognized over each six-month offering period. As of June 30, 2017, $22,000 of employee payroll deductions have been withheld since January 1, 2017, the commencement of the current offering period, and are included in accrued expenses on the balance sheet. The compensation expense related to the ESPP for the three-month periods ended June 30, 2017 and 2016 was $8,000 and $1,000, respectively, and is included in share-based compensation expense. The share-based compensation expense related to the ESPP for the six-month periods ended June 30, 2017 and 2016 was $13,000 and $2,400.

Share-based compensation

For the three-month periods ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $1.3 million and $1.2 million, respectively, inclusive of the expense related to the ESPP. For the six-month periods ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $2.6 million and $2.4 million, respectively, inclusive of the expense related to the ESPP. Stock-based compensation expense for the three-month and six-month periods ended June 30, 2017 includes $24,000 of expense related to a stock option modification. As discussed above, the Company adopted ASU 2016-09 on January 1, 2017. Prior to the adoption of this standard, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The Company continues to recognize share-based compensation expense over the vesting period of the grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $155,000 recorded to accumulated deficit on the balance sheet as of January 1, 2017.

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

A summary of option activity as of June 30, 2017 and changes for the six-month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2016	3,193,785	$7.52
Granted	1,114,463	$4.34
Forfeited	(218,089)	$8.21
Exercised	(89,387)	$0.29
Outstanding at June 30, 2017	4,000,772	$6.76	7.65	$116,629
Vested at June 30, 2017	1,963,220	$7.94	6.29	$116,410

The weighted average grant-date fair value of options granted during the six-month period ended June 30, 2017 was $3.54 per share. The total fair value of options that vested in the three-month period ended June 30, 2017 was $1.0 million. The total fair value of options that vested in the six-month period ended June 30, 2017 was $2.0 million. As of June 30, 2017, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $8.7 million and is estimated to be recognized over a period of 2.56 years.

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at June 30, 2017:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2010	Equity	343,931	$5.60	10/26/2017 - 12/3/2017
2010	Equity	306,838	$4.00	8/30/2017 - 12/3/2017
2012	Equity	6,054	$6.64	10/5/2019
2014	Liability	587,950	$3.87	5/9/2019
2016	Equity	2,146,666	$10.00	3/18/2021
Total		3,391,439
Weighted average exercise price			$7.94
Weighted average life in years				2.74

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

The fair value of the warrants was estimated at $11.7 million using a Black-Scholes model with the following assumptions: expected volatility of 112.8%, risk free interest rate of 1.3%, expected life of five years, and no dividends.

The Company assessed whether the warrants required accounting as derivatives. With the exception of the warrants issued in 2014 (Note 12), the Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity.

12.     DERIVATIVE INSTRUMENTS

The warrants issued in connection with the Company’s May 2014 public offering to purchase 1,750,156 shares of common stock have anti-dilution protection provisions and, under certain conditions, require the Company to automatically reprice the warrants. Accordingly, these warrants are accounted for as derivative warrant liabilities. The Company used the Binomial Lattice option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in the fair value of the derivative warrant liabilities are recognized currently in the Company’s consolidated statement of operations as a non-cash derivative gain or loss. For the three-month periods ended June 30, 2017 and 2016, the Company recorded a gain of $554,000 and $595,000, respectively, in other income (expense) in the statement of operations. For the six-month periods ended June 30, 2017 and 2016, the Company recorded a gain of $795,000 and a loss of $452,000, respectively, in other income (expense) in the statement of operations.

The fair value of these derivative instruments at June 30, 2017 and December 31, 2016 was $519,000 and $1.3 million, respectively, and included as a derivative warrant liability in current liabilities on the balance sheet. The assumptions used principally in determining the fair value of the warrants were as follows:

	June 30,	December 31,
	2017	2016
Risk free interest rate	1.4%	1.2%
Expected dividend yield	—%	—%
Contractual term (in years)	1.9	2.4
Expected volatility	82%	89%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.

The table below presents the changes in the derivative warrant liability during the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Balance at March 31,	$1,073	$2,954
Fair value of warrants issued	—	—
Reduction in derivative liability due to exercise and modification of warrants	—	—
Increase (decrease) in the fair value of warrants	(554)	(595)
Balance at June 30,	$519	$2,359

	Six Months Ended June 30,
	2017	2016
Balance at December 31,	$1,314	$1,907
Fair value of warrants issued	—	—
Reduction in derivative liability due to exercise and modification of warrants	—	—
Increase in the fair value of warrants	(795)	452
Balance at June 30,	$519	$2,359

The Company’s March 2016 public offering resulted in a repricing of the existing warrants. The warrants’ prices were decreased from $5.75 per share to $3.87 per share. In addition, the number of warrants increased from 395,716 to 587,950. The decrease in the liability for the six-month period ended June 30, 2017 was primarily driven by the decrease in the fair value of the underlying stock price since December 31, 2016.

13.    NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net income per share of common stock is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants related to the Company’s May 2014 capital raise, which include an antidilution provisions, and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

For the three-month and six-month periods ended June 30, 2017 and 2016, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	June 30,
	2017	2016
Stock options	4,000,772	3,152,775
Warrants	3,391,439	3,484,445
	7,392,211	6,637,220

14.     SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report and with our historical consolidated financial statements, and the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold; our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; and other factors detailed under “Risk Factors” in Part II, Item 1A of this Quarterly Report. These forward-looking statements speak only as of the date hereof. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

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

Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries (“SCIs”). Our mission is to redefine the life of the SCI patient, and we are developing treatment options intended to provide meaningful improvement in patient outcomes following SCI. Our approach to treating acute SCIs is based on our investigational Neuro-Spinal Scaffold™ implant, a bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord and is intended to treat acute SCI. We believe the Neuro-Spinal Scaffold is the only SCI therapy in development focused solely on treating acute SCI directly at the epicenter of the injury. The Neuro-Spinal Scaffold incorporates intellectual property licensed under an exclusive, worldwide license from Boston Children’s Hospital and the Massachusetts Institute of Technology. We are continually evaluating other technologies and therapeutics that may be complementary to our development of the Neuro-Spinal Scaffold or offer the potential to bring us closer to our goal of redefining the life of the SCI patient. We have also entered into exclusive license/assignment agreements with the University of California, San Diego and James Guest, M.D., Ph.D. covering delivery methods and devices for one of our preclinical programs.

Our Clinical and Pre-Clinical Programs

We currently have a clinical development program for acute SCI and a preclinical development program for chronic SCI.

Neuro-Spinal Scaffold™ Implant for acute SCI

Our leading product under development is the Neuro-Spinal Scaffold, an investigational bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord. The Neuro-Spinal Scaffold is intended to promote appositional, or side-by-side, healing by supporting the surrounding tissue after injury, minimizing expansion of areas of necrosis, and providing a biomaterial substrate for the body’s own healing/repair processes following injury. We believe this form of appositional healing may spare white matter, increase neural sprouting, and diminish post-traumatic cyst formation.

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

Because of the complexity of SCIs, it is likely that multi‑modal therapies will be required to maximize positive outcomes in SCI patients. In the future, we may attempt to further enhance the performance of our Neuro-Spinal Scaffold by multiple combination strategies involving electrostimulation devices, additional biomaterials, drugs approved by the U.S. Food and Drug Administration (“FDA”), or growth factors. We expect the Neuro-Spinal Scaffold to be regulated by the FDA as a Class III medical device.

The INSPIRE Study

Our Neuro-Spinal Scaffold is currently being studied in a 20-subject pivotal probable benefit study, formally known as The INSPIRE Study: InVivo Study of Probable Benefit of the Neuro-Spinal Scaffold for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury, under our Investigational Device Exemption application for the treatment of neurologically complete thoracic traumatic acute SCI. The purpose of the study is to evaluate whether the Neuro-Spinal Scaffold implant is safe and demonstrates probable benefit for the treatment of complete T2‑T12/L1 SCI. The primary endpoint is currently defined as the proportion of patients achieving an improvement of at least one American Spinal Injury Association Impairment Scale (“AIS”) grade at six months’ post‑implantation. Additional endpoints include a reduction in pain and improvements in sensory and motor scores, bladder and bowel function, Spinal Cord Independence Measure, and quality of life. The INSPIRE Study includes an Objective Performance Criterion (“OPC”), which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of an Humanitarian Device Exemption (“HDE”) approval. The OPC for The INSPIRE Study is currently defined as 25% or more of the patients in the study demonstrating an improvement of at least one AIS grade at the six month post-implantation visit.

The FDA has approved The INSPIRE Study to enroll up to 30 patients. This allows us to account for events such as screen failures or deaths and still have 20 evaluable patients at the primary endpoint analysis of The INSPIRE Study. We may choose to enroll additional patients after 20 patients have received the Neuro-Spinal Scaffold implant to ensure that there are 20 evaluable patients with six months of follow-up data for the primary endpoint analysis. As of July 31, 2017, we had implanted a total of 19 patients in The INSPIRE Study, 16 of whom remained in follow-up. There have been three patient deaths in The INSPIRE Study, including the most recent patient to enroll in The INSPIRE Study. Because this represented the third mortality in The INSPIRE Study, based in part on discussions with the Data Safety Monitoring Board, in July 2017, we elected to implement a temporary halt to enrollment as we engaged with the FDA to determine whether any changes to patient enrollment criteria related to patients who may have a higher mortality risk or other study modifications are deemed necessary. The FDA responded formally with its recommendations and we are working on assessing the FDA’s recommendations and formulating a response as quickly as possible. While we are continuing our discussions with the FDA, we anticipate that we will implement certain protocol amendments. We will be required to seek FDA approval of these protocol amendments before we will be permitted to resume enrollment in the study. Enrolling patients will also require the approval of the Institutional Review Boards (“IRB”s) at each clinical site. We cannot be certain when enrollment will recommence or how quickly the IRBs will act to allow us to reopen sites.

Of the 19 patients implanted in The INSPIRE Study, 16 patients are in follow-up and 11 of whom had reached the six-month primary endpoint visit. Of these 11, six had improved from complete AIS A SCI to incomplete SCI (one patient to AIS C and five patients to AIS B) at the six-month primary endpoint visit and five had not converted at that visit. Two of the six patients who converted and were assessed to have AIS B SCI at the six-month primary endpoint were later assessed to have improved to AIS C SCI at 12 and 24-month visits, respectively. Five of the patients in follow-up have not yet reached the six-month primary endpoint visit although one of these patients converted to AIS C at one month. Two patients were assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the patient’s six-month examination, one of whom was then assessed at the six-month visit to have converted back to AIS B.

We are targeting completion of enrollment of the study as currently designed in the first half of 2018, with submission of an HDE application in the second half of 2018. In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold. The HDE modular shell is comprised of three modules: a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews modules, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of the final module, which constitutes the complete HDE submission, the FDA will make a filing decision which may trigger the review clock for an approval decision. We submitted the first module in March 2017.

The FDA recommended that we include a randomized, concurrent control arm or appropriate comparator control group in the study as part of a study design consideration and reiterated this request in connection with the recent enrollment halt. As an alternative to a concurrent control group, we initiated the Contemporary Thoracic SCI Registry Study (the “CONTEMPO Registry Study”), which we believe is an appropriate comparator group. The CONTEMPO Registry Study will utilize existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. The CONTEMPO Registry Study is designed to provide comprehensive natural history benchmarks for The INSPIRE Study results that include SCI patients with similar baseline characteristics treated since 2006. The CONTEMPO Registry Study includes data from the Christopher & Dana Reeve Foundation North American Clinical Trials Network Registry, as well as the Model Systems Registry and the European Multicenter Study about Spinal Cord Injury. We anticipate that there will be between 100 to 200 patients in the CONTEMPO Registry Study. We have submitted a protocol for the CONTEMPO Registry Study to the FDA. In addition, we are currently in discussions with the FDA regarding its request to include an appropriate comparator control group in our pivotal probable benefit trial. We believe that the current study design is sufficient to demonstrate safety and probable benefit in support of an HDE application for marketing approval. However, we cannot be certain whether the FDA will approve our HDE without additional information or studies.

Results to date may not be indicative of results for the entire study. We must obtain FDA approval before we can sell any of our product candidates in the United States and approval of similar regulatory authorities in countries outside the United States before we can sell our product candidates in such countries. Although The INSPIRE Study is currently structured with the OPC as the primary component for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing a future HDE application. Approval is not guaranteed if the OPC is met, and even if the OPC is not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates if such approval is denied or delayed.

Pilot Study in Acute, Cervical SCI

In addition to the thoracic pivotal study described above, we have also received approval from Health Canada to initiate an early feasibility human pilot study, as the initial phase of a larger pivotal study, of our Neuro-Spinal Scaffold under an Investigational Testing Authorization application for the treatment of complete, traumatic cervical acute SCI.

Although we would like to conduct a similar cervical study in the United States, the FDA disapproved our proposed study in the United States, pending submission of additional data from The INSPIRE Study. We remain in discussions with the FDA regarding the proposed study and are hopeful that data generated in The INSPIRE Study will support the commencement of a cervical SCI clinical trial in the United States.

Preclinical Programs

In addition to our clinical programs, we have a preclinical development program focused on the treatment of chronic SCI or sequelae of chronic SCI such as pain or spasticity. Future product candidates, which may incorporate gene therapy, stem cells or drug ingredients, may enable the treatment of a broader population such as patients with chronic pain, spasticity or paralysis and would require separate regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended June 30, 2017 were $3.2 million, an increase of $416,000 (or 14.9%) compared to the three months ended June 30, 2016. The increase in research and development expenses for the three months ended June 30, 2017 is partially attributable to an increase in clinical trial costs of $335,000 due to an increase in the number of patients in The INSPIRE Study and the opening of additional clinical trial sites. The increase is also due to increases in consulting costs of $328,000, stock-based compensation expense of $68,000, and recruiting costs of $53,000, offset in part by decreases in contract services and lab supplies of $233,000, compensation-related expenses of $102,000, and travel costs of $15,000.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended June 30, 2017 were $3.7  million, an increase of $725,000 (or 24.2%) compared to the three months ended June 30, 2016. The increase in general and administrative expenses for the three months ended June 30, 2017 is attributable to increases in compensation-related expenses of $330,000, consulting expense of $168,000, legal costs of $131,000, and facilities costs of $116,000. These increases were offset in part by a decrease in share-based compensation expense of $44,000.

Other Income and Expense

Other income for the three months ended June 30, 2017 was $586,000, which was comprised of interest income of $52,000, interest expense of $20,000, and a derivative gain of $554,000. Other income for the three months ended June 30, 2016 was $602,000, which was comprised of interest income of $36,000, interest expense of $29,000, and a derivative gain of $595,000.

Comparison of the Six Months Ended June 30, 2017 and 2016

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the six months ended June 30, 2017 were $6.6 million, an increase of $1.2 million (or 22.9%) compared to the six months ended June 30, 2016. The increase in research and development expenses for the six months ended June 30, 2017 is partially attributable to an increase in clinical trial costs of $718,000 due to an increase in the number of patients in The INSPIRE Study and the opening of additional clinical trial sites. The increase is also due to increases in consulting costs of $719,000 and stock-based compensation expense of $167,000, offset in part by decreases in compensation-related expenses of $213,000 and contract services and lab expenses of $198,000.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the six months ended June 30, 2017 were $7.0 million, an increase of $1.0 million (or 16.9%) compared to the six months ended June 30, 2016. The increase in general and administrative expenses for the six months ended June 30, 2017 is attributable to increases in compensation-related expenses of $634,000, consulting costs of $205,000, facilities costs of $155,000, public relations costs of $41,000, travel costs of $31,000, and share-based compensation expense of $21,000. These increases were offset in part by a decrease in recruiting costs of $106,000.

Other Income and Expense

Other income for the six months ended June 30, 2017 was $864,000, which was comprised of interest income of $109,000, interest expense of $40,000, and a derivative gain of $795,000. Other expense for the six months ended June

30, 2016 was $453,000, which was comprised of interest income of $91,000, interest expense of $92,000, and a derivative loss of $452,000.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At June 30, 2017, we had total assets of $23.6 million, total liabilities of $4.6 million, and total stockholders’ equity of $19.0 million. For the six months ended June 30, 2017, we recorded a net loss of $12.7 million and our accumulated deficit as of June 30, 2017 was $169.9 million.

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

At June 30, 2017, we had cash, cash equivalents, and marketable securities of $21.8 million. We believe our current cash, cash equivalents, and marketable securities are adequate to fund our operations into the beginning of the second quarter of 2018.

Net cash used in operating activities for the six months ended June 30, 2017 was $11.0 million as compared to net cash used in operating activities of $8.2 million for the six months ended June 30, 2016. The $2.8 million increase in net cash used in operating activities for the six months ended June 30, 2017 as compared to the same period in the prior year was primarily due to a $924,000 increase in our net loss, changes in working capital of $706,000, and a $1.2 million decrease in non-cash items primarily driven by the change in fair value of our derivative warrant liability.

We also have significant commitments that will require the use of cash in operating activities in future periods, including our obligations under current operating leases. At June 30, 2017, our total committed lease obligations amounted to $1.7 million including total commitments due for the remainder of 2017 under our operating leases of $0.6 million.

Net cash provided by investing activities for the six months ended June 30, 2017 was $4.0 million attributable primarily to sales of marketable securities of $12.3 million, partially offset by purchases of marketable securities of $8.3 million. This compares to net cash used in investing activities of $378,000 for the six months ended June 30, 2016 attributable primarily to purchases of marketable securities of $6.2 million, partially offset by sales of marketable securities of $5.9 million

Net cash used in financing activities was $153,000 for the six months ended June 30, 2017 consisting of loan repayments of $208,000, partially offset by proceeds from the exercise of stock options and Employee Stock Purchase Plan issuances of $55,000. This compares to net cash provided by financing activities of $29.8 million for the six months ended June 30, 2016 consisting of proceeds from our March 2016 offering of $29.9 million, ESPP issuances of $43,000, and stock option exercises of $36,000, offset in part by loan repayments of $194,000.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates which could affect our operating results, financial position, and cash flows. We manage our exposure to these market risks through our regular operating and financing activities. We do not use derivative financial instruments for speculative or trading purposes. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2016 Annual Report. As of June 30, 2017, there were no material changes in our exposure to market risk compared to December 31, 2016.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2017, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

Lawsuits with Former Employee

In November 2013, we filed a lawsuit against Francis Reynolds, our former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, and corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500,000 worth of personal and/or exorbitant expenses that we allege Mr. Reynolds inappropriately caused us to pay while he was serving as our Chief Executive Officer, Chief Financial Officer, President, and Chairman of our Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against us and our Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims related to Mr. Reynolds’s allegations that we and the Board of Directors interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options that he did not receive. On January 9, 2014, we, along with the directors named in the counterclaims, filed our answer. Discovery has now been completed and our motion for summary judgment on all counts of the complaint and Reynolds’ opposition to the motion for summary judgment was filed with the court on March 3, 2017. On May 11, 2017, the Court heard oral argument on our summary judgment motion and took the motion under advisement.

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

We have incurred net losses each year since our inception, including net losses of $12.7 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $169.9 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Our financial statements as of June 30, 2017 were prepared under the assumption that we will continue as a going concern. At June 30, 2017, we had cash, cash equivalents, and marketable securities of $21.8 million. Given our development plans, we estimate cash resources will be sufficient to fund our operations into the beginning of the second quarter of 2018. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 10, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and other third-party funding alternatives including license and collaboration agreements. To raise additional capital or pursue strategic transactions, we may in the future sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, which will dilute the ownership interest of our current stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us or that may reduce the value of our common stock. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts for our Neuro-Spinal Scaffold implant or any other product candidates that we develop or acquire.

Our ability to use our net operating loss carryforwards and tax credit carryforwards may be limited.

We have generated significant net operating loss carryforwards (“NOLs”) and research and development tax credits (“R&D credits”) as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs and R&D credits forward to reduce our tax liability in future years. However, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383 of the Internal Revenue Code of 1986 (“the Code”), as amended, respectively. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Code, or could result in a change in control in the future, but we have not completed an analysis of whether a limitation as noted above exists. We have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

Acquisitions of companies, businesses, or technologies may substantially dilute our stockholders and increase our operating losses.

We may make acquisitions of businesses, technologies, or intellectual property rights that we believe would be necessary, useful, or complementary to our current business. Any such acquisition may require assimilation of the operations, products or product candidates, and personnel of the acquired business and the training and integration of its employees, and could substantially increase our operating costs, without any offsetting increase in revenue. We may also acquire the right to use certain intellectual property through licensing agreements, which could substantially increase our operating costs. Acquisitions and licensing agreements may not provide the intended technological, scientific, or business benefits and could disrupt our operations and divert our limited resources and management’s attention from our current operations, which could harm our existing product development efforts. While we may use cash or equity to finance a future acquisition or licensing agreement, it is likely we would issue equity securities as a significant portion or all of the consideration in any acquisition. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders. Any investment made in, or funds advanced to, a potential acquisition target could also significantly, adversely affect our results of operations and could further reduce our limited capital resources. Any acquisition or action taken in anticipation of a potential acquisition or other change in business activities could substantially depress the price of our stock. In addition, our results of operations may suffer because of acquisition related costs, or the post-acquisition costs of funding the development of an acquired technology or product candidates or operations of the acquired business, or due to amortization or impairment costs for acquired goodwill and other intangible assets.

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

Our other programs are in preclinical development. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by the FDA and other government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates.

We have experienced delays and may experience additional delays in our ongoing pivotal probable benefit study for our Neuro-Spinal Scaffold implant, and we do not know whether modifications to The INSPIRE Study will be necessary, including whether future clinical trials will need to be conducted and/or whether The INSPIRE Study will need to be redesigned. Further, we do not know whether The INSPIRE Study and patient enrollment will be completed on schedule, if at all. Clinical studies for other future product candidates, including those above, may experience delays or may not begin.

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the pivotal probable benefit study. Our Neuro-Spinal Scaffold implant is currently being studied in a 20-subject pivotal study under our approved IDE application for the treatment of complete thoracic traumatic acute spinal cord injury. Our pivotal probable benefit study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffolds to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. For example, in July 2017, we implemented an enrollment halt for The INSPIRE Study following the death of a patient who had been implanted with the Neuro-Spinal Scaffold implant in June 2017.  Although we believe that the death was not related to the Neuro-Spinal Scaffold implant or the implantation procedure, in July 2017, we halted enrollment while we engage with the FDA to determine whether any changes to patient enrollment criteria related to patients who may have a higher mortality risk or other study modifications are deemed necessary. The FDA responded formally with its recommendations and we are working on assessing the FDA’s recommendations and formulating a response as quickly as possible. While we are continuing our discussions with the FDA, we anticipate that we will implement certain protocol amendments. We will be required to seek FDA approval of these protocol amendments before we will be permitted to resume enrollment in the study. Enrolling patients will also require the approval of the Institutional Review Boards (“IRB”s) at each clinical site. We cannot be certain when enrollment will recommence or how quickly the IRBs will act to allow us to reopen sites.

In addition, even though the initial results of our clinical studies in humans are promising, our results may subsequently fail to meet the safety and probable benefit standards required to obtain regulatory approvals. For example, in The INSPIRE Study, two patients were assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the patient’s six-month examination. At the six-month examinations, one patient had converted back to AIS B and the other remained at AIS A. There is known and published variability in some of the measures used to assess AIS improvement and these measures can vary over time or depending upon the examiner. While we have implemented procedures in our clinical trial to limit such variations, we cannot be certain that regulatory authorities will accept the results of our clinical trials or interpret them the way that we do. Although these reversions are not believed to be related to the scaffold, we submitted information regarding these cases to the FDA for its review. If the FDA has concerns regarding these cases, the recent death noted above, or other cases, they could decide to formally pause enrollment. In addition, we are currently in active discussions with the FDA regarding the set of clinical data that would support a future approval of the product. Modifications to our ongoing study due to those discussions may further delay completion of the study.

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

•	obtain IRB approval at each site;

•	recruit, enroll, and retain patients through the completion of clinical trials;

•	maintain clinical sites in compliance with trial protocols through the completion of clinical trials;

•	address patient safety concerns that arise during the course of the trial;

•	initiate or add a sufficient number of clinical trial sites; or

•	manufacture sufficient quantities of our product candidate for use in clinical trials.

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRB at the sites at which such trials are being conducted, by the Data Safety Monitoring Board (“DSMB”) for such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, a problematic inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, or changes in laws or regulations. For example, we halted enrollment in the study in association with a study death in July 2017 and must seek FDA and IRB approvals for changes to the study protocol before resuming enrollment. While we and the site investigators believe that the death is not related to our product or the implant procedure, this was the third death in The INSPIRE Study and represents a rate that is higher than in historical studies. Thus, we implemented an enrollment halt as we engaged with the FDA. The FDA has determined that we must seek the Agency’s approval before resuming enrollment. Additionally, although the investigators and our independent DSMB believed that the first two deaths in The INSPIRE Study were not related to the Neuro-Spinal Scaffold implant or the implant procedure, the FDA has indicated that it remains unclear whether the causes of each of the deaths are related to implant procedure, patient eligibility criteria or study conduct. In addition, regulatory agencies may require an audit with respect to the conduct of a clinical trial, which could cause delays or increase costs. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and regulatory review process, and jeopardize our ability to obtain approval and commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

For a period in 2016, as a result of an FDA pre-specified enrollment hold, we were unable to enroll patients in The INSPIRE Study pending FDA authorization to proceed with additional enrollment, which delayed our ability to open new sites and enroll patients at the pace we had anticipated. In addition, as of July 2017 we have halted enrollment in the study in relation to a recent death in the study. We must seek approval from the FDA before resuming enrollment. We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical studies as planned, we may need to delay, limit, or terminate ongoing or planned clinical studies, any of which would have an adverse effect on our business. In addition, subject to resolving the current enrollment hold, we may elect to enroll in excess of the 20 patients required for The INSPIRE Study in order to account for events such as screen failures, deaths, or other such events and still have 20 evaluable patients with six months of follow-up data for the primary endpoint analysis. This could delay submission of our HDE application, or delay review of it by the FDA.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier nonclinical studies and clinical trials may not be predictive of future trial results.

The results of preclinical studies and early clinical trials of new medical devices do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect, the trials may not produce results to support regulatory approval. We are currently pursuing marketing approval via our HDE which requires us to show the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit of health outweighs the risk of injury or illness from its use. Preliminary results may not be confirmed upon full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical development may fail to show safety and probable benefit sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to obtain regulatory approval in the United States or elsewhere. It is also possible that patients enrolled in clinical trials will experience adverse events or unpleasant side effects that are not currently part of the product candidate’s profile. Because of the uncertainties associated with clinical development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

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

The development, manufacture, and marketing of our products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. If the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved devices may not be approved, which could limit our potential revenues. Foreign regulatory authorities may apply similar or additional limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our products, the FDA and foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our product candidates are not approved, our ability to generate revenues will be limited and our business will be adversely affected.

We are currently pursuing an HDE regulatory pathway in the United States for our Neuro-Spinal Scaffold. The HDE requires that there is no other comparable device available to provide therapy for a condition and requires sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. The amended protocol for The INSPIRE Study, which was approved in February 2016, established an Objective Performance Criterion (“OPC”), which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of an HDE approval. The OPC for The INSPIRE Study is currently defined as 25% or more of the patients in the study demonstrating an improvement of at least one AIS grade by six months post-implantation. Although The INSPIRE Study is currently structured with the OPC as the primary criterion for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing an HDE application. Approval is not guaranteed if the OPC is met, but even if the OPC is not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence.

We are currently in discussions with the FDA regarding its request and suggestions for changes to our pivotal probable benefit trial. We believe that the current study design is sufficient to demonstrate safety and probable benefit in support of an HDE application for marketing approval. However, we cannot be certain whether the FDA will approve our HDE without additional information or studies. For example, the FDA has recommended that we include a randomized, concurrent control arm in the study as part of a study design consideration and reiterated this request in connection with the recent enrollment halt. As an alternative to a concurrent control, we initiated the Contemporary Thoracic SCI Registry Study (the “CONTEMPO Registry Study”), utilizing existing databases and registries, to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. There can be no assurance that the CONTEMPO Registry Study will be successfully completed. Even if we successfully complete the CONTEMPO Registry Study, we cannot be certain that the FDA will agree that this additional study provides sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. Moreover, analysis of data from the CONTEMPO Registry Study may suggest amendments to the protocol for The INSPIRE Study, including adjustment to the existing OPC, which might create a higher threshold for evidencing probable benefit. For example, preliminary data from certain registries we are using in the CONTEMPO Registry Study indicate that the conversion rate may be higher than the approximately 15.5% rate from the historical registries that were the basis for the selection of the current OPC. While this preliminary data is still substantially lower than the conversion rates in The INSPIRE Study to date, we cannot be certain that we will not have to amend the protocol as a result of our discussions with the FDA, including to increase the OPC. In the event our assessment that the current study design, or any amended study design we propose, is not acceptable to the FDA, our ability to obtain approval under the HDE pathway may be delayed or may not be feasible. If the FDA does not approve our product candidates in a timely fashion, or at all, our business and financial condition will be adversely affected.

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

Some of our future products may be viewed by the FDA as combination products and the review of combination products is often more complex and more time consuming than the review of other types of products.

Our future products may be regulated by the FDA as combination products. As explained above in the Government Regulation section, for a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. The process of obtaining FDA marketing clearance or approval is lengthy, expensive, and uncertain, and we cannot be sure that any of our combination products, or any other products, will be cleared or approved in a timely fashion, or at all. In addition, the review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA. We cannot be sure that the FDA will not select to have our combination products reviewed and regulated by only one FDA center and/or different legal authority, in which case the path to regulatory approval would be different and could be more lengthy and costly. If the FDA does not approve or clear our products in a timely fashion, or at all, our business and financial condition will be adversely affected.

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

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of our products will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies, and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. Physicians and hospitals will need to establish training and procedures to utilize and implement our Neuro-Spinal Scaffold implant, and there can be no assurance that these parties will adopt the use of our device or develop sufficient training and procedures to properly utilize it. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, both within and outside of our control. Payers may view new products or products that have only recently been launched or with limited clinical data available, as investigational, unproven, or experimental, and on that basis may deny coverage of procedures involving use of our products. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.

If we or our suppliers fail to comply with FDA regulatory requirements, or if we experience unanticipated problems with any approved products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain regulatory approval, and the manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for such product, will be subject to continued regulatory review and oversight by the FDA. In particular, we and our third-party suppliers will be required to comply with the FDA’s Quality

System Regulations (“QSRs”). These FDA regulations cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our manufacturers, fail to adhere to QSR requirements, this could delay production of our product candidates and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition and results of operations.

In addition, we and our suppliers are required to comply with Good Manufacturing Practices (“GMPs”) and Good Tissue Practices (“GTPs”) with respect to any human cells and biologic products we may develop, and International Standards Organization (“ISO”) regulations for the manufacture of our products, and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, and shipping of any product for which we obtain clearance or approval. Manufacturing may also be subject to controls by the FDA for parts of the combination products that the FDA may find are controlled by the biologics regulations.

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

The government and regulatory authorities in the United States, the European Union, and other markets in which we plan to commercialize our product candidates may propose and adopt new legislation and regulatory requirements relating to the approval, CE marking, manufacturing, promotion, or reimbursement of medical device and biologic products. It is impossible to predict whether legislative changes will be enacted or applicable regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be. Such legislation or regulatory requirements, or the failure to comply with such, could adversely impact our operations and could have a material adverse effect on our business, financial condition, and results of operations.

For example, on September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the European Union. These proposals are intended to strengthen the medical devices rules in the European Union. On June 17, 2016, the Dutch Presidency of the Council of the European Union formally informed the Council of Ministers of the agreement that was reached on May 25, 2016 with the European Parliament as part of the discussion concerning the text of the proposed Medical Devices Regulation (“MDR”) and the In Vitro Diagnostic Medical Devices Regulation (“IVDR”). On February 22, 2017, after finalization of a final linguistic review of the texts and the last revisions, the final text of the MDR and IVDR were published on the Council of the European Union's website. The regulations were adopted by the Council and the European Parliament in April 2017. The regulations, which will substantially impact medical devices manufacturers, will be applicable from May 2020 for the MDR and May 2022 for the IVDR. When applicable, the MDR may prevent or delay the CE marking of our products under development or impact our ability to modify our currently CE marked products on a timely basis.

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

As of June 30, 2017, there were outstanding warrants to purchase 3,391,439 shares of our common stock, and outstanding options to purchase 4,000,772 shares of our common stock. We expect to issue additional equity awards to compensate employees, consultants, and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current stockholders. The future issuance of any such additional shares of common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants, or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently quoted on the Nasdaq Global Market.

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: August 8, 2017	By:	/s/ Christopher McNulty
	Name:	Christopher McNulty
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Consulting Agreement, dated as of June 29, 2017, between the Company and Richard Toselli, M.D.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document