Form 10-Q
period 2017-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2017-10-30
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of  October 28, 2017, 34,238,044 shares of the registrant’s common stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	September 30,	December 31,
	2017	2016
ASSETS:
Current assets:
Cash and cash equivalents	$16,434	$21,464
Restricted cash	361	361
Marketable securities	734	11,577
Prepaid expenses and other current assets	475	451
Total current assets	18,004	33,853
Property, equipment and leasehold improvements, net	190	510
Other assets	402	421
Total assets	$18,596	$34,784
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,270	$1,011
Loan payable, current portion	444	423
Derivative warrant liability	41	1,314
Deferred rent, current portion	30	141
Accrued expenses	1,784	1,959
Total current liabilities	3,569	4,848
Loan payable, net of current portion	516	852
Deferred rent, net of current portion	208	135
Other liabilities	52	—
Total liabilities	4,345	5,835
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 100,000,000 shares; 34,234,580 shares issued and outstanding at September 30, 2017; 32,044,087 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	193,493	185,955
Accumulated deficit	(179,243)	(157,007)
Total stockholders’ equity	14,251	28,949
Total liabilities and stockholders’ equity	$18,596	$34,784

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,928	$3,294	$9,522	$8,659
General and administrative	3,388	2,584	10,389	8,573
Total operating expenses	6,316	5,878	19,911	17,232
Operating loss	(6,316)	(5,878)	(19,911)	(17,232)
Other income (expense):
Interest income	43	50	152	133
Interest expense	(18)	(32)	(58)	(117)
Derivatives gain (loss)	(3,059)	(336)	(2,264)	(788)
Other income (expense), net	(3,034)	(318)	(2,170)	(772)
Net loss	$(9,350)	$(6,196)	$(22,081)	$(18,004)
Net loss per share, basic and diluted	$(0.28)	$(0.19)	$(0.68)	$(0.59)
Weighted average number of common shares outstanding, basic and diluted	33,445,002	31,968,357	32,516,190	30,687,263
Other comprehensive loss:
Net loss	(9,350)	(6,196)	(22,081)	(18,004)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	—	—	—	—
Comprehensive loss	$(9,350)	$(6,196)	(22,081)	$(18,004)

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(22,081)	$(18,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387	417
Derivatives (gain) loss	2,264	788
Common stock issued to 401(k) plan	154	156
Share-based compensation expense	3,614	3,571
Non-cash investment (income) expense, net	—	(193)
Changes in operating assets and liabilities:
Prepaid expenses	(24)	(229)
Other assets	6	(308)
Accounts payable	259	35
Accrued expenses and other liabilities	(161)	1,248
Net cash used in operating activities	(15,582)	(12,519)
Cash flows from investing activities:
Purchases of marketable securities	(8,256)	(7,987)
Sales of marketable securities	19,100	1,050
Purchases of property and equipment	(54)	(96)
Net cash (used in) provided by investing activities	10,790	(7,033)
Cash flows from financing activities:
Proceeds from exercise of stock options	26	191
Proceeds from issuance of stock under ESPP	51	91
Repayment of loan payable	(315)	(294)
Proceeds from issuance of common stock and warrants	—	29,905
Net cash (used in) provided by financing activities	(238)	29,893
Increase (decrease) in cash and cash equivalents	(5,030)	10,341
Cash and cash equivalents at beginning of period	21,464	14,920
Cash and cash equivalents at end of period	$16,434	$25,261
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for interest	$56	$54
Non-cash issuance of common stock for warrants	$3,537	$62

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2017 (Unaudited)

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At September 30, 2017, the Company had cash, cash equivalents, and marketable securities of $17.2 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, for pursuit of regulatory approvals, for acquisition of capital equipment, laboratory and office facilities, for establishment of production capabilities, for selling, general, and administrative expenses, and for other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements.

The Company’s financial statements as of September 30, 2017 were prepared under the assumption that the Company will continue as a going concern. Given the Company’s development plans, it estimates cash resources will be sufficient to fund its operations into the third quarter of 2018. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of the Company’s existing resources. Based on the forecast, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 10, 2017. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2017 and its results of operations and cash flows for the interim period presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2017. Prior to adoption, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The Company continues to recognize share-based compensation expense over the vesting period of the grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $155,000 recorded to accumulated deficit on the balance sheet as of January 1, 2017. Prior to January 1, 2017, the Company recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital and tax deficiencies of stock-based compensation expense in the income tax provision or as additional paid-in capital to the extent that there were sufficient recognized excess tax benefits previously recognized. Previously, the excess tax benefits reduced taxes payable prior to being recognized as an increase in additional paid-in capital, and therefore the Company had not recognized certain deferred tax assets that could be attributed to tax deductions. As a result of the adoption, the deferred tax assets associated with certain net operating losses increased, which was offset by a corresponding increase in the valuation allowance and therefore the adoption of the tax-related guidance in this standard did not have an impact on our consolidated financial statements for the period ended September 30, 2017.

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

In July 2017, the FASB issued ASU No. 2017-11, Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this guidance applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II of this guidance replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company has concluded that the adoption of this ASU will not have a material impact on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. These standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. Currently, this guidance is not applicable to the Company as the Company does not generate revenue. However, the Company will evaluate the impact of adopting ASU 2014-09 on its consolidated financial statements when the Company begins to generate revenue.

2.CASH AND CASH EQUIVALENTS

As of September 30, 2017, the Company held $16.4 million in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents.

At September 30, 2017 and December 31, 2016, cash equivalents were comprised of money market funds and other short-term investments.

Cash and cash equivalents consisted of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Cash	$(90)	$111
Money market funds	16,524	21,353
Total cash and cash equivalents	$16,434	$21,464

3.RESTRICTED CASH

Restricted cash as of September 30, 2017 and December 31, 2016 was $361,000 and included a $50,000 security deposit related to the Company’s credit card account and a $311,000 standby letter of credit in favor of a landlord (see Note 6).

4.       MARKETABLE SECURITIES

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars, including money market accounts, commercial paper, asset-backed securities, and corporate obligations, in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

As of September 30, 2017 and December 31, 2016, the Company’s investment portfolio consisted of marketable securities with an original maturity of greater than 90 days. The Company has designated all investments as available-for-sale and therefore such investments are reported at fair value. Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive loss, a component of stockholders’ equity, on the balance sheet.

The following table summarizes the Company’s investments in marketable securities by category as of September 30, 2017 and December 31, 2016:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
Current (due within 1 year or less)
Corporate obligations	734	—	—	734
Total	$734	$—	$—	$734

December 31, 2016
Current (due within 1 year or less)
Commercial paper	4,240	—	—	4,240
Corporate obligations	7,337	—	—	7,337
Total	$11,577	$—	$—	$11,577

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$16,524	$—	$—	$16,524
Marketable securities	—	734	—	734
Derivative warrant liability	$—	$(41)	$—	$(41)

	At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$21,353	$—	$—	$21,353
Marketable securities	—	11,577	—	11,577
Derivative warrant liability	$—	$(1,314)	$—	$(1,314)

6.COMMITMENTS AND CONTINGENCIES

Leases

On November 30, 2011, the Company entered into a commercial lease for 26,150 square feet of office, laboratory, and manufacturing space in Cambridge, Massachusetts (as amended on September 17, 2012, the “Cambridge Lease”). The term of the Cambridge Lease is six years and three months, with one five-year extension option. On August 21, 2017, the Company exercised its option for the five-year extension on the Cambridge Lease. The five-year renewal lease term commences on November 1, 2018 and ends on October 31, 2023. The terms of the Cambridge Lease require a standby letter of credit in the amount of $311,000 (see Note 3).

The Cambridge Lease contains rent holidays and rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the term of the Cambridge Lease and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of September 30, 2017, the amount of deferred rent liability was $238,000.

Pursuant to the terms of the non-cancelable lease agreements in effect at September 30, 2017, the future minimum rent commitments are as follows (in thousands):

Year Ended December 31,
2017	314
2018	1,378
2019	1,945
2020	2,003
2021	2,063
Thereafter	3,941
Total	$11,644

Total rent expense for the three-month periods ended September 30,  2017 and 2016 was $269,000 and $210,000, respectively. Total rent expense for the nine-month periods ended September 30, 2017 and 2016 was $828,000 and $707,000, respectively.

On March 31, 2016, the Company entered into a short-term lease with CRISPR Therapeutics, as subtenant, to sub-lease 5,233 square feet of the Facility (the “CRISPR Sublease”). The lease term was from April 1, 2016 through January 31, 2017. On March 31, 2016, the Company received $51,000 covering the first month’s rent and a security deposit under the terms of the CRISPR Sublease. The funds received for the security deposit, $26,000, were classified as a component of accrued expenses on the balance sheet as of December 31, 2016. In connection with the CRISPR Sublease, the Company received sublease income for the nine-month periods ended September 30, 2017 and 2016 of $26,000 and $77,000, respectively, which was recorded as an offset to rent expense. The CRISPR Sublease terminated on January 31, 2017 and the security deposit was returned to the subtenant.

On June 13, 2017, the Company entered into a short-term lease with Moderna Therapeutics, as subtenant, to sub-lease 5,233 square feet of the Facility (the “Moderna Sublease”). The lease term is from July 1, 2017 through October 26, 2018. On June 19, 2017, the Company received a $55,000 security deposit under the terms of the Moderna Sublease. This security deposit is classified as a component of accrued expenses on the balance sheet as of September 30, 2017. In connection with the Moderna Sublease, the Company received sublease income of $82,000 for the nine-month period ended September 30, 2017, which was recorded as an offset to rent expense.

Litigation

Lawsuits with Former Employee

In November 2013, the Company filed a lawsuit against Francis Reynolds, its former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, and corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500,000 worth of personal and/or exorbitant expenses that the Company alleges Mr. Reynolds inappropriately caused it to pay while he was serving as the Company’s Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Company’s Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against the Company and the Company’s Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims relate to Mr. Reynolds’s allegations that the Company and the Company’s Board of Directors interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options that he did not receive. On January 9, 2014, the Company and the directors named in the counterclaim filed their answer denying that Mr. Reynolds is entitled to any relief. The parties have completed discovery. On March 3, 2017, the counterclaim defendants filed a motion for summary judgment on all counterclaims asserted by Mr. Reynolds. On October 18, 2017, the Court allowed the motion for summary judgment in substantial part, and denied it in part. The Court, citing disputed issues of fact, declined to dismiss the counterclaims for breach of contract, breach of implied covenant of good faith and fair dealing, and declaratory judgment concerning Mr. Reynolds' attempted exercise of certain stock options, which Mr. Reynolds claims is the equivalent of 47,864 shares of common stock, but dismissed all other claims asserted by Mr. Reynolds.

The Company intends to continue to defend itself against the remaining counterclaims and, to date, the Company has not recorded any provision for losses that may arise.

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Bonus	$595	$906
Payroll	158	126
Vacation	231	91
Severance	455	385
Other accrued expenses	345	451
Total accrued expenses	$1,784	$1,959

8.LOAN PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”). The loan agreement provided the Company with a $2.0 million line of credit from the Commonwealth of Massachusetts’ Emerging Technology Fund, with $200,000 designated to be used for working capital purposes and the remainder to be used for the purchase of capital equipment. The annual interest rate on the loan is fixed at 6.5% with interest-only payments for the first thirty months, commencing on November 1, 2012, and then equal installments of interest and principal over the next fifty-four months, until the final maturity of the loan on October 5, 2019. Commencing on May 1, 2015, equal monthly payments of $41,000 are due until loan maturity. For the remainder of the year ending December 31, 2017, $108,000 will be due. For the years ending December 31, 2018 and 2019, $452,000 and $400,000, respectively, will be due. In October 2012, as part of the agreement, the Company issued MassDev a warrant for the purchase of 9,037 shares of the Company’s common stock. The warrant has a seven-year term and is exercisable at $6.64 per share. The fair value of the warrant was determined to be $32,000 and is being amortized through interest expense over the life of the note. Amortization expense was $1,000 in each of the three-month periods ended September 30, 2017 and 2016, and $3,000 in each of the nine-month periods ended September 30, 2017 and 2016. This amortization expense was included in interest expense in the Company’s consolidated statements of operations. The equipment line of credit is secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the three-month periods ended September 30, 2017 and 2016 was $17,000 and $24,000, respectively. Interest expense related to this loan for the nine-month periods ended September 30, 2017 and 2016 was $56,000 and $76,000, respectively.

9.COMMON STOCK

The Company has authorized 100,000,000 shares of common stock, $0.00001 par value per share, of which 34,234,580 shares were issued and outstanding as of September 30, 2017 and 32,044,087 shares were issued and outstanding as of December 31, 2016.

During the nine-month period ended September 30, 2017, the Company issued an aggregate of 89,387 shares of common stock upon the exercise of stock options and received cash proceeds from such exercises of $26,000.

During the nine-month period ended September 30, 2017, the Company issued an aggregate of 61,587 shares of common stock with a fair value of $154,000 to the Company’s 401(k) plan as a matching contribution.

During the nine-month period ended September 30, 2017, the Company issued an aggregate of 17,750 shares of common stock under the Company’s Employee Stock Purchase Plan (the “ESPP”) and received cash proceeds of approximately $51,000.

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

10.STOCK-BASED COMPENSATION

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

As of September 30, 2017, the total number of shares authorized for issuance under the 2015 Plan was 4,322,355 shares, consisting of 4,000,000 initially approved under the 2015 Plan shares plus the 322,355 shares that remained available for grant under the 2010 Plan at the time of its termination. Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

As of September 30, 2017, there were outstanding options to purchase an aggregate of  2,256,351,  1,670,171 and 46,476 shares under the 2015 Plan, 2010 Plan, and 2007 Plan, respectively. As of December 31, 2016, there were outstanding options to purchase an aggregate of 1,222,085,  1,821,487 and 150,207 shares under the 2015 Plan, 2010 Plan, and 2007 Plan, respectively.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 187,500 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of common stock on such date, (ii) 50,000 shares, or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 1,250,000 shares. As of September 30, 2017 and December 31, 2016, there were  253,021 and 220,771 shares reserved for issuance under the ESPP, respectively.

In January 2017, 7,986 shares that were purchased in the offering period commencing on July 1, 2016 and ending on Decemer 31, 2016 were issued under the ESPP. In July 2017, 9,764 shares that were purchased in the offering period commencing on January 1, 2017 and ending on June 30, 2017 were issued under the ESPP. The ESPP is considered a compensatory plan with the related compensation cost recognized over each six-month offering period. The compensation expense related to the ESPP for the three-month periods ended September 30, 2017 and 2016 was $3,000 and $12,000, respectively, and is included in share-based compensation expense. The share-based compensation expense related to the ESPP for the nine-month periods ended September 30, 2017 and 2016 was $16,000 and $39,000.

Share-based compensation

For the three-month periods ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $1.0 million and $1.2 million, respectively, inclusive of the expense related to the ESPP. For the nine-month periods ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $3.6 million and $3.6 million, respectively, inclusive of the expense related to the ESPP. Stock-based compensation expense for the three-month and nine-month periods ended September 30, 2017 includes $24,000 of expense related to a stock option modification.

The Company granted 325,000 stock options to a non-employee consultant on July 5, 2017. The Company accounts for stock-based awards to non-employees in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Stock-based awards to non-employees are remeasured at each reporting date until the options vest and expense is recognized on a straight-line basis as the services are being provided. The Company believes that the fair value of these awards is more reliably measurable than the fair value of the services rendered. The aggregate grant date fair value for the options granted on July 5, 2017 totaled approximately $764,000. The option award has a requisite service period of four years whereby the award vests 25% on the first anniversary of service, then ratably each month for the remaining 36 months, subject to continuous service by the individual. As of September 30, 2017, 325,000 options remained unvested. The fair value of the unvested options as of September 30, 2017 was estimated using a Black-Scholes model with the following assumptions: expected volatility of 108.5%, risk free interest rate of 2.3%, expected life of 9.8 years, and no dividends. Stock-based compensation expense for the three-month and nine-month periods ended September 30, 2017 includes $25,000 of expense related to the non-employee stock option grant, as a result of mark to market adjustments related to the non-employee. The stock options contain a termination clause whereby accelerated vesting occurs for 25% of the stock options if the Company does not hire the consultant as an employee on or before January 5, 2018.

As discussed in Note 1,  the Company adopted ASU 2016-09 on January 1, 2017. Prior to the adoption of this standard, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The Company continues to recognize share-based compensation expense over the vesting period of the grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $155,000 recorded to accumulated deficit on the balance sheet as of January 1, 2017.

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

Stock options

A summary of option activity as of September 30, 2017 and changes for the nine-month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2016	3,193,785	$7.52
Granted	1,439,463	$3.94
Forfeited	(570,863)	$6.54
Exercised	(89,387)	$0.29
Outstanding at September 30, 2017	3,972,998	$6.53	7.48	$53,894
Vested at September 30, 2017	2,146,415	$7.86	6.20	$53,894

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2017 was $3.04 per share. The total fair value of options that vested in the three-month period ended September 30, 2017 was $1.1 million. The total fair value of options that vested in the nine months ended September 30, 2017 was $3.1 million. As of September 30, 2017, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $6.5 million and is estimated to be recognized over a period of 2.53 years.

Restricted Stock Units

The following table summarizes the restricted stock unit (“RSU”) activity under the 2015 Equity Incentive Plan during the nine-month period ended September 30, 2017:

		Weighted-Average
	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2016	—	$—
Granted	295,000	1.25
Vested	—	—
Forfeited	—	—
Unvested balance at September 30, 2017	295,000	$1.25

On September 14, 2017, the Company issued 295,000 RSUs to employees. These RSUs are subject to time-based vesting. For the three-month period ended September 30, 2017, the Company recorded stock-based compensation expense of $9,000 related to the time-based RSUs, which the Company expects to recognize over a remaining weighted-average of 2.0 years. As of September 30, 2017, total unrecognized compensation expense related to non-vested RSUs amounted to $360,000.  There are 295,000 RSUs subject to time-based vesting that remain unvested and outstanding at September 30, 2017.

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at September 30, 2017:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2010	Equity	343,931	$5.60	10/26/2017 - 12/03/2017
2010	Equity	253,088	$4.00	10/26/2017 - 12/03/2017
2012	Equity	6,054	$6.64	10/5/2019
2014	Liability	48,507	$0.83	5/9/2019
2016	Equity	2,146,666	$10.00	3/18/2021
Total		2,798,246
Weighted average exercise price			$8.75
Weighted average life in years				2.71

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

The Company assessed whether the warrants required accounting as derivatives. With the exception of the warrants issued in 2014 (see Note 12), the Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity.

Warrant Exchange

On August 10, 2017, the Company entered into exchange agreements with certain holders of the warrants, dated May 9, 2014, to exchange such warrants for shares of common stock equivalent to 3.5 times the number of shares of common stock issuable to such holders at the $3.87 exercise price under the warrants as of the date of the exchanges. The Company issued an aggregate of 2,021,419 shares of common stock to the warrant holders in exchange for their warrants to purchase an aggregate of 577,548 shares of common stock. The warrants exchanged in this transaction were subsequently cancelled and terminated.

The Company re-measured the fair value of the exchanged warrants immediately prior to the exchange and recorded a $3.0 million derivatives loss on the statement of operations and a corresponding increase to the warrant liability on the balance sheet. The fair value of the warrants immediately prior to the exchange was equivalent to 2,021,419 shares of common stock at the Company’s closing stock price of $1.75 on August 9, 2017, the day before execution of the exchange. As a result of the exchange, the Company recorded the settlement by removing the derivative liability related to the exchanged warrants and recorded the issuance of common stock for $3.5 million.

Following the warrant exchange, there are additional warrants, dated May 9, 2014, to purchase shares of common stock that remain outstanding (“Outstanding 2014 Warrants”). As a result of the Company’s issuance of common stock in exchange for certain of the liability warrants, the exercise price of the Outstanding 2014 Warrants was adjusted downwards from $3.87 per share to $0.83 per share and additional warrants were issued such that the Outstanding 2014 Warrants are currently exercisable for an aggregate of 48,507 shares of common stock. The Outstanding 2014 Warrants are subject to further adjustment in the event of sales of the Company’s common stock at a price per share less than the exercise price of the Outstanding 2014 Warrants then in effect (or securities convertible or exercisable into common stock at a conversion or exercise price less than the exercise price then in effect).

12.     DERIVATIVE INSTRUMENTS

The Outstanding 2014 Warrants have anti-dilution protection provisions and, under certain conditions, require the Company to automatically reprice the warrants. Accordingly, these warrants are accounted for as derivative warrant liabilities. The Company used the Binomial Lattice option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in the fair value of the derivative warrant liabilities are recognized currently in the Company’s consolidated statement of operations as a non-cash derivative gain or loss. For the three-month periods ended September 30, 2017 and 2016, the Company recorded a loss of $3.1 million and $336,000, respectively, in other income (expense) in the statement of operations. For the nine-month periods ended September 30, 2017 and 2016, the Company recorded a loss of $2.3 million and $788,000, respectively, in other income (expense) in the statement of operations.

The fair value of these derivative instruments, net of the impact of the August 2017 warrant exchange discussed above, at September 30, 2017 and December 31, 2016 was $41,000 and $1.3 million, respectively, and included as a derivative warrant liability in current liabilities on the balance sheet. The assumptions used principally in determining the fair value of the warrants were as follows:

	September 30,	December 31,
	2017	2016
Risk free interest rate	1.5%	1.2%
Expected dividend yield	—%	—%
Contractual term (in years)	1.6	2.4
Expected volatility	86%	89%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.

The table below presents the changes in the derivative warrant liability during the three-month and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Balance at June 30,	$519	$2,359
Increase in derivative liability prior to warrant exchange	3,029	—
Reduction in derivative liability due to warrant exchange	(3,537)	—
Increase (decrease) in the fair value of warrants	30	336
Balance at September 30,	$41	$2,695

	Nine Months Ended September 30,
	2017	2016
Balance at December 31,	$1,314	$1,907
Increase in derivative liability prior to warrant exchange	3,029	—
Reduction in derivative liability due to warrant exchange	(3,537)	—
Increase (decrease) in the fair value of warrants	(765)	788
Balance at September 30,	$41	$2,695

The Company’s March 2016 public offering resulted in a repricing of the existing warrants. The warrants’ prices were decreased from $5.75 per share to $3.87 per share. In addition, the number of warrants increased from 395,716 to 587,950.

The Company’s August 2017 warrant exchange resulted in a repricing of the Outstanding 2014 Warrants. The exercise price of the Outstanding 2014 Warrants was decreased from $3.87 per share to $0.83 per share. In addition, the number of Outstanding 2014 Warrants increased from 10,403 to 48,507. The decrease in the liability for the nine-month period ended September 30, 2017 was primarily driven by the impact of the warrant exchange and to a lesser degree due to the decrease in the fair value of the underlying stock price since December 31, 2016.

13. RESTRUCTURING

On August 28, 2017, the Company implemented a strategic restructuring to refocus the Company’s efforts on re-opening enrollment for and completing the INSPIRE clinical trial. During the three months ended September 30, 2017, the Company recorded $738,000 in restructuring expenses, including employee severance benefits and related costs, as well as a write-off of certain fixed assets.  The Company expects to incur an additional $94,000 in general and administrative expenses and $67,000 in research and development expenses associated with this restructuring.

The following table summarizes the restructuring costs by category for the periods indicated:

	Three and Nine Months Ended September 30, 2017
	Cash	Non Cash (1)	Total
Research and development	$602,000	$41,000	$643,000
General and administrative	95,000	—	95,000
	$697,000	$41,000	$738,000

(1)

The non-cash restructuring expenses represent write-offs of certain fixed assets in connection with the restructuring. The write-offs were recorded as a charge to research and development expense on the statement of operations.

The following table summarizes the restructuring reserve for the periods indicated:

Three and Nine Months Ended
September 30, 2017
Restructuring reserve beginning balance	$—
Cash restructuring expenses incurred during the period	697,000
Amounts paid during the period	(348,000)
Restructuring reserve ending balance	$349,000

14.    NET LOSS PER COMMON SHARE

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

For the three-month and nine-month periods ended September 30, 2017 and 2016, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	September 30,
	2017	2016
Stock options	3,972,998	3,152,775
Unvested restricted stock units	295,000	—
Warrants	2,798,246	3,484,445
	7,066,244	6,637,220

15.     SUBSEQUENT EVENTS

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

Our Clinical Programs

We currently have one clinical development program for the treatment of acute SCI.

Neuro-Spinal Scaffold™ Implant for acute SCI

Our Neuro-Spinal Scaffold is an investigational bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord. The Neuro-Spinal Scaffold is intended to promote appositional, or side-by-side, healing by supporting the surrounding tissue after injury, minimizing expansion of areas of necrosis, and providing a biomaterial substrate for the body’s own healing/repair processes following injury. We believe this form of appositional healing may spare white matter, increase neural sprouting, and diminish post-traumatic cyst formation.

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

The INSPIRE Study

Our Neuro-Spinal Scaffold is currently being studied in a 20-subject pivotal probable benefit study, formally known as The INSPIRE Study: InVivo Study of Probable Benefit of the Neuro-Spinal Scaffold for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury, under our Investigational Device Exemption application for the treatment of neurologically complete thoracic traumatic acute SCI. The purpose of the study is to evaluate whether the Neuro-Spinal Scaffold implant is safe and demonstrates probable benefit for the treatment of complete T2‑T12 SCI. The primary endpoint is currently defined as the proportion of patients achieving an improvement of at least one American Spinal Injury Association Impairment Scale (“AIS”) grade at six months’ post‑implantation. Additional endpoints include a reduction in pain and improvements in sensory and motor scores, bladder and bowel function, Spinal Cord Independence Measure, and quality of life. The INSPIRE Study includes an Objective Performance Criterion (“OPC”), which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of an Humanitarian Device Exemption (“HDE”) approval. The OPC for The INSPIRE Study is currently defined as 25% or more of the patients in the study demonstrating an improvement of at least one AIS grade at the six month post-implantation visit.

As of September 30, 2017, we had implanted a total of 19 patients in The INSPIRE Study, 16 of whom remained in follow-up. There have been three patient deaths in The INSPIRE Study. After discussions with the Data Safety Monitoring Board, in July 2017, we elected to implement a temporary halt to enrollment as we engaged with the FDA to determine whether any changes to patient enrollment criteria related to patients who may have a higher mortality risk or other study modifications are deemed necessary. The FDA responded formally and we are in the process of discussing the most appropriate approach to address the FDA’s recommendations.  We will be required to obtain FDA approval before we will be permitted to resume enrollment. Enrolling patients will also require the approval of the Institutional Review Boards (“IRBs”) at each clinical site. We cannot be certain when enrollment will recommence or how quickly the IRBs will act to allow us to reopen sites. We will provide appropriate updates on our clinical development path as we obtain further clarity on the issue.

The FDA has approved The INSPIRE Study to enroll up to 30 patients. This allows us to account for events such as screen failures or deaths and still have 20 evaluable patients at the primary endpoint analysis of The INSPIRE Study. We may choose to enroll additional patients after 20 patients have received the Neuro-Spinal Scaffold implant to ensure that there are 20 evaluable patients with six months of follow-up data for the primary endpoint analysis. Of the 19 patients implanted in The INSPIRE Study, 16 patients are in follow-up,  14 of whom have reached the six-month primary endpoint visit. Of these 14, six had improved from complete AIS A SCI to incomplete SCI (one patient to AIS C and five patients to AIS B) at the six-month primary endpoint visit and eight had not converted at that visit. Two of the six patients who converted and were assessed to have AIS B SCI at the six-month primary endpoint were later assessed to have improved to AIS C SCI at 12 and 24-month visits, respectively. Two of the patients in follow-up have not yet reached the six-month primary endpoint visit although one of these patients was assessed to be AIS C at one month and two months and AIS B at three months. Two patients were assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the patient’s six-month examination, one of whom was then assessed at the six-month visit to have converted back to AIS B.

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold. The HDE modular shell is comprised of three modules: a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews modules, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of the final module, which constitutes the complete HDE submission, the FDA will make a filing decision which may trigger the review clock for an approval decision. We submitted the first module in March 2017 and received feedback in June 2017. We are working on responses to the FDA’s questions and plan to submit an updated preclinical module in Q1 2018. The HDE submission will not be complete until the manufacturing and clinical modules are also submitted.

The FDA has recommended that we include a randomized, concurrent control arm in The INSPIRE Study. We are discussing with the FDA proposals to address its recommendation. In addition, as one source of comparator data, we initiated the Contemporary Thoracic SCI Registry Study (the “CONTEMPO Registry Study”). The CONTEMPO Registry Study will utilize existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. The CONTEMPO Registry Study is designed to provide comprehensive natural history benchmarks for The INSPIRE Study results that include SCI patients with similar baseline characteristics treated since 2006. The CONTEMPO Registry Study includes data from the Christopher & Dana Reeve Foundation North American Clinical Trials Network Registry, as well as the Model Systems Registry and the European Multicenter Study about Spinal Cord Injury. We anticipate that there will be between 100 to 200 patients in the CONTEMPO Registry Study. We have submitted a protocol for the CONTEMPO Registry Study to the FDA. We cannot be certain what additional information or studies will be required by the FDA to approve our HDE submission.

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

Recent Development – Completion of strategic review and updated corporate priorities

In August 2017, we announced a strategic restructuring in order to focus on The INSPIRE Study. The strategic restructuring will allow us to concentrate efforts on reopening patient enrollment for INSPIRE, completing INSPIRE, and filing a HDE submission for the Neuro-Spinal Scaffold.

As part of the decision to focus exclusively on INSPIRE, we also announced the suspension of the chronic SCI stem cell and gene therapy research programs and the halt of the Canadian cervical study of the Neuro-Spinal Scaffold. We are evaluating strategic options for allowing the cell and gene therapy programs to move forward outside of the company. We do not plan on restarting the Canadian cervical study, but we plan to initiate a cervical study in the United States in the future, which will require FDA approval.

In conjunction with the strategic corporate restructuring, we completed a reduction in force eliminating approximately 39% of our workforce. See Note 13 in the accompanying notes to the condensed consolidated financial statements for additional information.

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

Results of Operations

Comparison of the Three Months Ended September 30,  2017 and 2016

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended September 30,  2017 were $2.9 million, a decrease of $366,000 (or 11.1%) compared to the three months ended September 30,  2016.  The decrease in research and development expenses for the three months ended September 30, 2017 is partially attributable to a decrease in clinical trial costs of $372,000 due to a decrease in patient enrollment in The INSPIRE Study. The decrease is also due to decreases in stock-based compensation expense of $310,000 and lab related expenses of $130,000, offset in part by increases in compensation-related expenses (including severance) of $219,000 and intellectual property costs of $180,000.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended September 30,  2017 were $3.4 million, an increase of $804,000 (or 31.1%) compared to the three months ended September 30, 2016.  The increase in general and administrative expenses for the three months ended September 30, 2017 is attributable to increases in compensation-related expenses of $97,000, share-based compensation expense of $166,000, consulting and professional fess of $153,000, legal costs of $276,000, and facilities costs of $96,000.

Other Income and Expense

Other income/expense for the three months ended September 30,  2017 was $3.0 million, which was comprised of interest income of $43,000, interest expense of $18,000, and a derivative loss of $3.1 million due primarily to the impact of the August 2017 warrant exchange.  Other expense for the three months ended September 30, 2016 was $318,000, which was comprised of interest income of $50,000, interest expense of $32,000, and a derivative loss of $336,000.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the nine months ended September 30, 2017 were $9.5 million, an increase of $863,000 (or 10.0%) compared to the nine months ended September 30, 2016. The increase in research and development expenses for the nine months ended September 30, 2017 is partially attributable to an increase in clinical trial costs of $346,000 due to an increase in patient enrollment in The INSPIRE Study and the opening of additional clinical trial sites. The increase is also due to increases in consulting and professional fees of $801,000, recruiting costs of $127,000, and intellectual property costs of $168,000, offset in part by decreases in stock-based compensation expense of $143,000, facilities allocation of $101,000, and contract services and lab expenses of $328,000.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the nine months ended September 30, 2017 were $10.4 million, an increase of $1.8 million (or 21.2%) compared to the nine months ended September 30, 2016. The increase in general and administrative expenses for the nine months ended September 30, 2017 is attributable to increases in compensation-related expenses (including severance) of $774,000, consulting and professional fees of $388,000, facilities allocation of $251,000,  legal costs of $255,000, and share-based compensation expense of $187,000. These increases were offset in part by a decrease in recruiting and relocation costs of $166,000.

Other Income and Expense

Other income/expense for the nine months ended September 30, 2017 was $2.2 million, which was comprised of interest income of $152,000, interest expense of $58,000, and a derivative loss of $2.3 million due to the impact of the August 2017 warrant exchange and the change in the fair value of the warrant liability since December 31, 2016. Other expense for the nine months ended September 30, 2016 was $772,000, which was comprised of interest income of $133,000, interest expense of $117,000, and a derivative loss of $788,000.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At September 30,  2017, we had total assets of $18.6 million, total liabilities of $4.3 million, and total stockholders’ equity of $14.3 million. For the nine months ended September 30, 2017, we recorded a net loss of $22.1 million and our accumulated deficit as of September 30, 2017 was $179.2 million.

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

On August 10, 2017, we entered into exchange agreements with certain holders of our warrants, dated May 9, 2014, to exchange such warrants for shares of common stock. We issued an aggregate of 2,021,419 shares of common stock to the warrant holders in exchange for their warrants to purchase an aggregate of 577,548 shares of common stock. The warrants exchanged in this transaction were subsequently cancelled and terminated. As a result of our issuance of common stock in exchange for certain of the warrants, the per share exercise price of the remaining warrants, dated May 9, 2014, was adjusted downwards from $3.87 per share to $0.83 per share and additional warrants were issued such that the remaining warrants are currently exercisable for an aggregate of 48,507 shares of common stock. We did not receive any cash proceeds from the warrant exchanges.

Given our development plans, we estimate cash resources will be sufficient to fund our operations into the third quarter of 2018. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

Net cash used in operating activities for the nine months ended September 30,  2017 was $15.6 million as compared to net cash used in operating activities of $12.5 million for the nine months ended September 30,  2016. The $3.1 million increase in net cash used in operating activities for the nine months ended September 30,  2017 as compared to the same period in the prior year was primarily due to a $4.1 million increase in our net loss, changes in working capital of $666,000, and a $1.7 million increase in non-cash items primarily driven by the impact of the August 2017 warrant exchange and the change in fair value of our derivative warrant liability.

We also have significant commitments that will require the use of cash in operating activities in future periods, including our obligations under current operating leases. At September 30, 2017, our total committed lease obligations amounted to $11.6 million including total commitments due for the remainder of 2017 under our operating leases of $314,000.

In August 2017, we announced a reduction in our workforce of approximately 39%. All affected employees received severance pay and outplacement assistance. As a result of the reduction in force and associated costs, we estimate savings of approximately $7.3 million in annual operating expenses, with one-time severance and related costs of $697,000. Of these one-time severance and related costs, approximately $348,000 was paid through September 30, 2017.

Net cash provided by investing activities for the nine months ended September 30,  2017 was $10.8 million attributable primarily to sales of marketable securities of $19.1 million, partially offset by purchases of marketable securities of $8.3 million. This compares to net cash used in investing activities of $7.0 million for the nine months ended September 30, 2016 attributable primarily to purchases of marketable securities of $8.0 million, partially offset by sales of marketable securities of $1.1 million.

Net cash used in financing activities was $238,000 for the nine months ended September 30,  2017 consisting of loan repayments of $315,000, partially offset by proceeds from the exercise of stock options and Employee Stock Purchase Plan issuances of $77,000. This compares to net cash provided by financing activities of $29.9 million for the nine months ended September 30,  2016 consisting of proceeds from our March 2016 offering of $29.9 million, ESPP issuances of $91,000, and stock option exercises of $191,000, offset in part by loan repayments of $294,000.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates which could affect our operating results, financial position, and cash flows. We manage our exposure to these market risks through our regular operating and financing activities. We do not use derivative financial instruments for speculative or trading purposes. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2016 Annual Report. As of September 30, 2017, there were no material changes in our exposure to market risk compared to December 31, 2016.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2017, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

Lawsuits with Former Employee

In November 2013, we filed a lawsuit against Francis Reynolds, our former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, and corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500,000 worth of personal and/or exorbitant expenses that we allege Mr. Reynolds inappropriately caused us to pay while he was serving as our Chief Executive Officer, Chief Financial Officer, President, and Chairman of our Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against us and our Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims relate to Mr. Reynolds’s allegations that we and our Board of Directors interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options that he did not receive. On January 9, 2014, we, along with the directors named in the counterclaims, filed our answer denying that Mr. Reynolds is entitled to any relief.  The parties have completed discovery. On March 3, 2017, the counterclaim defendants filed a motion for summary judgement on all counterclaims asserted by Mr. Renoylds. On October 18, 2017, the Court allowed the motion for summary judgment in substantial part, and denied it in part. The Court, citing disputed issues of fact, declined to dismiss the counterclaims for breach of contract, breach of implied covenant of good faith and fair dealing, and declaratory judgment concerning Mr. Reynolds’ attempted exercise of certain stock options, which Mr. Renoylds claims is the equivalent of 47,864 shares of common stock, but dismissed all other claims asserted by Mr. Renoylds.

We intend to continue to defend ourselves against the remaining counter claims and, to date, we have not recorded any provision for losses that may arise.

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

We have incurred net losses each year since our inception, including net losses of $22.1 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $179.2 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Our financial statements as of September 30, 2017 were prepared under the assumption that we will continue as a going concern. At September 30, 2017, we had cash, cash equivalents, and marketable securities of $17.2 million. Given our development plans, we estimate cash resources will be sufficient to fund our operations into the beginning of the third quarter of 2018. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

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

Risks Related to the Development, Regulatory Approval, and Commercialization of Our Product Candidates

We are wholly dependent on the success of one product candidate, the Neuro-Spinal ScaffoldTM implant, which is currently being studied in a pivotal probable benefit study. Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, our Neuro-Spinal Scaffold implant.

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

The clinical trials of any of our product candidates are, and the manufacturing and marketing of any of our product candidates will be, subject to extensive and rigorous review and regulation by the FDA and other government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates.

We have experienced delays and may experience additional delays in our ongoing pivotal probable benefit study for our Neuro-Spinal Scaffold implant, and enrollment in The INSPIRE Study is currently halted. We anticipate that modifications to The INSPIRE Study will be necessary, before enrollment will e re-opened. We may be required to conduct future clinical trials and/or redesign The INSPIRE Study. Further, we do not know whether The INSPIRE Study and patient enrollment will be completed on schedule, if at all. Clinical studies for other future product candidates, may experience delays or may not begin.

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the pivotal probable benefit study. Our Neuro-Spinal Scaffold implant is currently being studied in a 20-subject pivotal study under our approved IDE application for the treatment of complete thoracic traumatic acute spinal cord injury. Our pivotal probable benefit study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffolds to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. In July 2017, we implemented an enrollment halt for The INSPIRE Study following the death of a patient who had been implanted with the Neuro-Spinal Scaffold implant in June 2017. This was the third death in the trial. Although we believe that the death was not related to the Neuro-Spinal Scaffold implant or the implantation procedure, in July 2017, we halted enrollment while we engaged with the FDA to determine whether any changes to patient enrollment criteria related to patients who may have a higher mortality risk or other study modifications were deemed necessary. We are currently in the process of discussing these issues with the FDA. We will be required to obtain FDA approval before we will be permitted to resume enrollment in the study.  We anticipate that the FDA will require modifications to The INSPIRE Study. Enrolling patients will also require the approval of the Institutional Review Boards (“IRB”s) at each clinical site. We cannot be certain when enrollment will recommence or how quickly the IRBs will act to allow us to reopen sites. We hope to provide clarity on reopening of enrollment by year end.

In addition, our results may subsequently fail to meet the safety and probable benefit standards required to obtain regulatory approvals. For example, in The INSPIRE Study, two patients were assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the patient’s six-month examination. At the six-month examinations, one patient had converted back to AIS B and the other remained at AIS A. There is known and published variability in some of the measures used to assess AIS improvement and these measures can vary over time or depending upon the examiner. While we have implemented procedures in our clinical trial to limit such variations, we cannot be certain that regulatory authorities will accept the results of our clinical trials or interpret them the way that we do. Although these reversions are not believed to be related to the scaffold, we submitted information regarding these cases to the FDA for its review. In addition, we are currently in active discussions with the FDA regarding the set of clinical data that would support a future approval of the product. Modifications to our ongoing study due to those discussions may further delay completion of The INSPIRE Study.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRB at the sites at which such trials are being conducted, by the Data Safety Monitoring Board (“DSMB”) for such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, a problematic inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, or changes in laws or regulations. For example, we halted enrollment in the study in association with a study death in July 2017 and must seek FDA and IRB approvals before resuming enrollment. While we and the site investigators believe that the death is not related to our product or the implant procedure, this was the third death in The INSPIRE Study and represents a rate that is higher than in historical studies. Thus, we implemented an enrollment halt as we engaged with the FDA. The FDA has determined that we must seek the FDA’s approval before resuming enrollment. Additionally, although the investigators and our independent DSMB believed that the first two deaths in The INSPIRE Study were not related to the Neuro-Spinal Scaffold implant or the implant procedure, the FDA has indicated that it remains unclear whether the causes of each of the deaths are related to implant procedure, patient eligibility criteria or study conduct. In addition, regulatory agencies may require an audit with respect to the conduct of a clinical trial, which could cause further delays or increase costs. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and regulatory review process, and jeopardize our ability to obtain approval and commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

•	Patient enrollment is affected by a number of factors including:

•	severity of the disease, injury, or condition under investigation;

•	design of the study protocol;

•	size and nature of the patient population;

•	eligibility criteria for and design of the study in question;

•	perceived risks and benefits of the product candidate under study;

•	proximity and availability of clinical study sites for prospective patients;

•	availability of competing therapies and clinical studies;

•	efforts to facilitate timely enrollment in clinical studies;

•	patient referral practices of physicians; and

•	ability to monitor patients adequately during and after treatment.

For a period in 2016, as a result of an FDA pre-specified enrollment hold, we were unable to enroll patients in The INSPIRE Study pending FDA authorization to proceed with additional enrollment, which delayed our ability to open new sites and enroll patients at the pace we had anticipated. In addition, as of July 2017 we have halted enrollment in the study in relation to a recent death in the study, and we must seek approval from the FDA before resuming enrollment. We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical studies as planned, we may need to delay, limit, or terminate ongoing or planned clinical studies, any of which would have an adverse effect on our business. In addition, subject to resolving the current enrollment hold, we may elect to enroll in excess of the 20 patients required for The INSPIRE Study in order to account for events such as screen failures, deaths, or other such events and still have 20 evaluable patients with six months of follow-up data for the primary endpoint analysis. This could delay submission of our HDE application, or delay review of it by the FDA.

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

We are currently in discussions with the FDA regarding its request and suggestions for changes to our pivotal probable benefit trial. We cannot be certain what additional information or studies will be required by the FDA to approve our HDE submission. For example, the FDA has recommended that we include a randomized, concurrent control arm in the study. We are discussing this recommendation with the FDA.  In addition, as one source of comparator data, we initiated the Contemporary Thoracic SCI Registry Study (the “CONTEMPO Registry Study”), utilizing existing databases and registries, to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. There can be no assurance that the CONTEMPO Registry Study will be successfully completed. Even if we successfully complete the CONTEMPO Registry Study, we cannot be certain that the FDA will agree that this additional study provides sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. Moreover, analysis of data from the CONTEMPO Registry Study may suggest additional amendments to the protocol for The INSPIRE Study, including adjustment to the existing OPC, which might create a higher threshold for evidencing probable benefit. For example, preliminary data from certain registries we are using in the CONTEMPO Registry Study indicate that the conversion rate may be higher than the approximately 15.5% rate from the historical registries that were the basis for the selection of the current OPC. While this preliminary data is still substantially lower than the conversion rates in The INSPIRE Study to date, we cannot be certain that we will not have to amend the protocol as a result of our discussions with the FDA, including to increase the OPC. In the event our assessment that the current study design, or any amended study design we propose, is not acceptable to the FDA, our ability to obtain approval under the HDE pathway may be delayed or may not be feasible. If the FDA does not approve our product candidates in a timely fashion, or at all, our business and financial condition will be adversely affected.

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

As of September 30, 2017, there were outstanding warrants to purchase 2,798,246 shares of our common stock, outstanding options to purchase 3,972,998 shares of our common stock and outstanding restricted stock units to purchase 295,000 shares of our common stock. We expect to issue additional equity awards to compensate employees, consultants, and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current stockholders. The future issuance of any such additional shares of common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants, or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently quoted on the Nasdaq Global Market.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

Item 5.          Other Information.

None.

Item 6.          Exhibits

Exhibit Number	Description

10.1

Form of Exchange Agreement, dated as of August 10, 2017, between the Company and certain holders of warrants (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2017).

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: October 30, 2017	By:	/s/ Christopher McNulty
	Name:	Christopher McNulty
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)