Form 10-Q/A
period 2017-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2018-01-03
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001‑37350

InVivo Therapeutics Holdings Corp.

(Exact name of registrant as specified in its charter)

Nevada	36‑4528166
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Kendall Square, Suite B14402
Cambridge, MA	02139
(Address of principal executive offices)	(Zip code)

(617) 863‑5500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2017, 34,238,044 shares of the registrant’s common stock, $0.00001 par value, were issued and outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2017 (the “Quarterly Report on Form 10‑Q”) of InVivo Therapeutics Holdings Corp. (the “Company”) is to amend and restate “Part II - Item 6” (Exhibits) of the Quarterly Report on Form 10‑Q, filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2017 in its entirety to add Exhibit 10.2, which was inadvertently omitted from the original filing. The agreement filed as Exhibit 10.2 amends the exclusive license agreement dated July 2, 2007 and filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Quarterly Report on Form 10‑Q/A for the quarter ended March 31, 2011, as filed with the SEC on July 18, 2011, as amended by Amendment Number One, dated May 12, 2011 and filed as Exhibit 10.22 to the Amendment No. 4 to the Company’s Registration Statement on Form S‑1/A (File No 333‑171998), as filed with the SEC on July 19, 2011.

Other than the foregoing and the recently-dated certifications of the Company, as required by Rule 12b‑15 under the Securities Exchange Act of 1934, no other changes have been made to the Company’s Quarterly Report on Form 10‑Q.  This Amendment No. 1 does not reflect events occurring after the filing on October 30, 2017 of the original Quarterly Report on Form 10‑Q with the SEC, or modify or update the disclosures presented in the original Quarterly Report on Form 10‑Q, except to reflect the revisions described above.

1

PART II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number	Description

10.1

Form of Exchange Agreement, dated as of August 10, 2017, between the Company and certain holders of warrants (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on August 10, 2017).

10.2*	Amendment Two to the Exclusive License, dated as of August 29, 2017, by and between Children’s Medical Center Corporation and InVivo Therapeutics Corporation

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*     Filed herewith

**   Previously filed with the Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2017

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: January 3, 2017	By:	/s/ Christopher McNulty
	Name:	Christopher McNulty
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

3