Form 10-K
period 2017-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2018-03-12
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $86,007,844 based on a per share price of $2.70, which was the closing price of the registrant’s common stock on the Nasdaq Global Market on such date.

As of March 9, 2018, the number of shares outstanding of the registrant’s common stock, $0.00001 par value per share, was 38,054,036.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INVIVO THERAPEUTICS HOLDINGS CORP.

ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10 K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Form 10-K, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold™; our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; and other factors detailed under “Risk Factors” in Part I, Item 1A of this Form 10-K. These forward looking statements are only predictions, are uncertain, and involve substantial known and unknown risks, uncertainties, and other factors which may cause our actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward looking statements. Such factors include, among others, the following:

•	our limited operating history and history of net losses;

•	our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern;

•	our ability to initiate and complete the INSPIRE 2.0 Study to support our existing Humanitarian Device Exemption application;

•	our ability to execute our strategy and business plan;

•	our ability to obtain regulatory approvals for our current and future product candidates, including our Neuro-Spinal Scaffold implant;

•	our ability to successfully commercialize our current and future product candidates, including our Neuro-Spinal Scaffold implant;

•	the progress and timing of our current and future development programs;

•	our ability to successfully open, enroll and complete clinical trials and obtain and maintain regulatory approval of our current and future product candidates;

•	our ability to protect and maintain our intellectual property and licensing arrangements;

•	our reliance on third parties to conduct testing and clinical trials;

•	market acceptance and adoption of our current and future technology and products;

•	our ability to promote, manufacture and sell our current and future products, either directly or through collaborative and other arrangements with third parties; and

•	our ability to attract and retain key personnel.

We cannot guarantee future results, levels of activity, or performance. You should not place undue reliance on these forward looking statements, which speak only as of the date of this Annual Report on Form 10 K. These cautionary statements should be considered with any written or oral forward looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward looking statements to conform these statements to reflect actual results, later events or circumstances, or to reflect the occurrence of unanticipated events.

As used herein, “we,” “us,” “our,” or the “Company” means InVivo Therapeutics Holdings Corp., together with its consolidated subsidiaries, unless otherwise noted.

Item 1.  BUSINESS

Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries, or SCIs. Our mission is to redefine the life of the SCI patient, and we seek to develop treatment options intended to provide meaningful improvement in patient outcomes following SCI. Our approach to treating acute SCIs is based on our investigational Neuro-Spinal Scaffold implant, a bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord and is intended to treat acute SCI. The Neuro-Spinal Scaffold implant incorporates intellectual property licensed under an exclusive, worldwide license from Boston Children’s Hospital and the Massachusetts Institute of Technology. We also plan to evaluate other technologies and therapeutics that may be complementary to our development of the Neuro-Spinal Scaffold implant or offer the potential to bring us closer to our goal of redefining the life of the SCI patient.

Market Opportunity

Our clinical program is intended to address the lack of successful treatments for SCIs, which can lead to permanent paralysis, sensory impairment, and autonomic (bowel, bladder, and sexual) dysfunction. The current management of acute SCI is a surgical approach consisting of spine stabilization and an external decompression procedure of uncertain value. We believe the market opportunity for our Neuro-Spinal Scaffold implant is significant. It is estimated that approximately 285,000 people are currently living in the United States with paralysis due to SCI (chronic SCI), and approximately 15,000 individuals in the United States will become fully or partially paralyzed each year (acute SCI). We are pursuing regulatory approval from the U.S. Food and Drug Administration, or FDA, through the Humanitarian Device Exemption, or HDE, pathway. When this pathway was initiated for the Neuro-Spinal Scaffold implant, it was limited to populations of 4,000 or less patients per year. We were granted a Humanitarian Use Device, or HUD, designation for the Neuro-Spinal Scaffold implant, which includes thoracic and cervical patients afflicted with complete (no motor or sensory function in the lowest sacral segments) SCI, such as paraplegia or tetraplegia, and excludes gunshot or other penetrating wounds. Recently, the 21st Century Cures Act increased the upper population limit for an HDE from 4,000 to 8,000, which allows us to potentially request an expansion of our current HUD to include additional SCI patients, i.e., incomplete (partial sensory or sensory/motor function below the injury site, including the lowest sacral segments) SCI patients. Future products, which may include use of stem cells or drug ingredients, may enable the treatment of a broader population such as patients with chronic paralysis and would require separate regulatory approval.

Since 1973, the National Spinal Cord Injury Statistical Center, or NSCISC, at the University of Alabama has been commissioned by the U.S. government to maintain a national database of SCI statistics. The financial impact of SCIs, as reported by the NSCISC, is substantial. Direct costs, which include hospital and medical expenses, modification of the home, and personal assistance, are highest in the first year after injury. According to the fact sheet published in 2017 by NSCISC titled “Spinal Cord Injury—Facts and Figures at a Glance”, (i) during the first year, average cost of care ranges from $352,279 to $1,079,412, depending on the severity of the injury, (ii) the net present value, or NPV, to maintain a quadriplegic injured at age 25 for life is $4,789,384, and (iii) the NPV to maintain a paraplegic injured at age 25 for life is $2,341,988. These costs place a tremendous financial burden on families, insurance providers, and government agencies. Moreover, despite such a significant financial investment, the patient often remains disabled for life because current medical interventions address only the symptoms of SCI rather than the underlying neurological cause. We believe our approach could represent an important advance in the treatment of SCIs.

The American Spinal Injury Association, or ASIA, in collaboration with the International Spinal Cord Society, or ISCoS, has developed a neurologic examination tool for assessing SCI known as the International Standards for Neurological Classification of Spinal Cord Injury, or ISNCSCI. Results of the ISNCSCI examination are used to determine the ASIA Impairment Scale, or AIS, classification.

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

Our Clinical Program

We currently have one clinical development program for the treatment of acute SCI.

Neuro-Spinal Scaffold Implant for acute SCI

Our Neuro-Spinal Scaffold implant is an investigational bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord. The Neuro-Spinal Scaffold implant is intended to promote appositional, or side-by-side, healing by supporting the surrounding tissue after injury, minimizing expansion of areas of necrosis, and providing a biomaterial substrate for the body’s own healing/repair processes following injury. We believe this form of appositional healing may spare white matter, increase neural sprouting, and diminish post-traumatic cyst formation.

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

Because of the complexity of SCIs, it is likely that multi-modal therapies will be required to maximize positive outcomes in SCI patients. In the future, we may attempt to further enhance the performance of our Neuro-Spinal Scaffold implant by multiple combination strategies involving electrostimulation devices, additional biomaterials, drugs approved by the FDA, or growth factors. We expect the Neuro-Spinal Scaffold implant to be regulated by the FDA as a Class III medical device.

Preclinical and Non-clinical Studies relating to the Neuro-Spinal Scaffold

SCI can result in permanent paralysis, sensory impairment, and autonomic (bowel, bladder, and sexual) dysfunction. These functional deficits result from damage to or loss of cells (neurons and glia) in the affected region of the spinal cord, either from the initial mechanical trauma or through secondary mechanisms that persist for several weeks. The ability of potential treatments for SCI to mitigate loss of function or promote recovery can be evaluated with non-clinical models using different species and different methods of inducing SCI. In our preclinical studies, we utilized rat, non-human primate, and pig models because each exhibits a pattern of neuropathology following SCI that is similar to human SCI. Hemicordectomy injury models, in which sections of spinal cord are surgically removed, are useful in the evaluation of treatment strategies that involve device implantation. Unilateral hemicordectomy models preserve function on one side of the cord, resulting in improved recovery of bladder and bowel function. We, therefore, evaluated the bioresorbable polymer scaffold device in both rats and non-human primates with unilateral hemicordectomy injury. Because most human SCIs are non-penetrating contusion injuries resulting from rapid compression of spinal tissue by intrusion of bone or disc material following mechanical disruption of the vertebral column, we also evaluated the bioresorbable polymer scaffold device in rat and pig models of spinal contusion injury.

Our first non-clinical study was conducted by founding scientists of our wholly-owned subsidiary in rats with surgically induced unilateral spinal cord hemicordectomy injury. This study (see Teng, Y. D., et al., Functional recovery following traumatic spinal cord injury mediated by a unique polymer scaffold seeded with neural stem cells, Proceedings of the National Academy of Sciences 99, pg. 3024-3029, 2002) demonstrated the baseline safety and efficacy of porous, biodegradable scaffolds fabricated from PLGA-PLL polymer. Subsequently, the safety and efficacy of implantation of the bioresorbable polymer scaffold device was evaluated in rats with spinal cord contusion injury. Initial studies suggest that 24 hours after contusion injury was an appropriate time for device implantation based on both histological evaluation and ex vivo Magnetic Resonance Imaging, or MRI, techniques. Based on these results, we conducted larger rat contusion studies in our laboratory. We evaluated functional recovery with the 21-point Basso, Beattie, and Bresnahan, or BBB, locomotor rating scale to assess open field locomotion. In the first model, the BBB score was not improved by the scaffold device. However, implantation of the bioresorbable polymer scaffold device into the necrotic zone of the injured spinal cord resulted in appositional healing and tissue remodeling that preserved spinal cord architecture. Morphometric analysis of spinal sections stained with hematoxylin & eosin revealed that non-implanted rats with contusion injury developed large cavities surrounded by a thin rim of spared white matter. In contrast, rats treated with the implanted bioresorbable polymer scaffold device demonstrated decreased cavity volume along with increased amounts of spared and remodeled tissue at the lesion epicenter. Immunofluorescence labeling within the remodeled tissue identified high levels of laminin, an absence of GFAP-positive astrocytes, as well as beta-3 tubulin positive axons. This indicated that the bioresorbable polymer scaffold device supports tissue formation and remodeling favorable for axon regrowth. Following spinal contusion injury, myelin-producing nerve cells called Schwann cells arise from either injured nerve roots or endogenous sources within the central nervous system. The Schwann cells migrate into the injury region, promoting axonal growth and remyelinating segmentally demyelinated axons. In rats implanted with the bioresorbable polymer scaffold device, we observed that Schwann cell myelination was extensive within preserved penumbra white matter and also that Schwann cell myelination was detected within the remodeled tissue. These results indicate that implantation of the bioresorbable polymer scaffold device in the acutely injured rat spinal cord can provide the benefit of preserving spinal cord architecture through reduced cavitation, and promotion of white matter sparing and tissue remodeling supportive to axon sprouting and spinal cord activity.

The spinal cord anatomy of non-human primates is very similar to that of humans. We performed a series of studies in African green monkeys to evaluate the bioresorbable polymer scaffold device in a non-human primate. Our first study in African green monkeys established that unilateral thoracic hemicordectomy SCI (a new model in this species) produced a consistent functional deficit, and we observed a consistently positive response to scaffold implantation (see Pritchard, et al., Establishing a model spinal cord injury in the African green monkey for the preclinical evaluation of biodegradable polymer scaffolds seeded with human neural stem cells, Journal of Neuroscience Methods 188, pg. 258- 269, 2010). We then conducted two larger studies evaluating the safety and efficacy of the bioresorbable polymer scaffold device in the African green monkey (see Slotkin, J.R., Pritchard, et al., Biodegradable scaffolds promote tissue remodeling and functional improvement in non-human primates with acute spinal cord injury. Biomaterials, 123, pp. 63-76). The extent and time course of functional recovery in biopolymer implant-treated primates was assessed with video capture and KinemaTracer evaluation of locomotor behavior with synchronous electromyography recording along with locomotor observation rating. When the results of these two studies were combined and analyzed together, we found that implantation of the bioresorbable polymer scaffold device resulted in an increase in remodeled tissue in the region of the hemicordectomy compared to non-implant controls, and improved recovery of locomotion in subjects with full unilateral hemicordectomy lesions (see Slotkin, J.R., et al., Biodegradable scaffolds promote tissue remodeling and functional improvement in non-human primates with acute spinal cord injury, Biomaterials, 123, pg. 63-76, 2017).

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

Taken together, these non-clinical studies in two rat SCI models, the African green monkey unilateral hemicordectomy injury model, and the pig contusion injury model demonstrate that the bioresorbable polymer scaffold device, surgically implanted at the epicenter of the wound after an acute SCI, acts by appositional healing to help spare spinal cord tissue, decrease post-traumatic cyst formation, decrease spinal cord tissue pressure, and promote tissue remodeling supportive to axon sprouting and spinal cord activity.

Completed Pilot Study

We conducted an early feasibility human pilot study, as the initial phase of a larger pivotal study, of our Neuro-Spinal Scaffold under our approved Investigational Device Exemption, or IDE, application for the treatment of complete, traumatic acute SCI. The study was intended to assess the safety and feasibility of the Neuro-Spinal Scaffold for the treatment of complete thoracic functional SCI, as well as to gather preliminary evidence of the clinical effectiveness of the Neuro-Spinal Scaffold.

The pilot study was initially approved for five subjects in up to six clinical sites across the United States, and was later modified to increase the number of allowable clinical sites to up to 20 and to permit enrollment of up to 10 subjects. The pilot study was initially staggered such that each patient that met the eligibility criteria would be followed for three months prior to enrolling the next patient in the study. In December 2014, the FDA approved an expedited enrollment plan that allowed us to continue enrolling patients more rapidly barring any significant safety issues. We enrolled five subjects in the pilot study between October 2014 and September 2015. The FDA approved conversion of this pilot study to a pivotal probable benefit study, which we refer to as The INSPIRE Study, that includes data from the patients enrolled in the pilot study.

The INSPIRE Study

Our Neuro-Spinal Scaffold implant has been studied in The INSPIRE Study: InVivo Study of Probable Benefit of the Neuro- Spinal Scaffold for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury, under an Investigational Device Exemption application for the treatment of neurologically complete thoracic traumatic acute SCI. We commenced an FDA-approved pilot study in 2014 that the FDA approved converting into The INSPIRE Study in January 2016. As of December 31, 2017, we had implanted our Neuro-Spinal Scaffold implant in a total of 19 patients in The INSPIRE Study, 16 of whom reached the six month primary endpoint visit, and three of whom died. In July 2017, after the third patient death, enrollment of patients in The INSPIRE Study was placed on hold as we engaged with the FDA to address the patient deaths.  We subsequently closed enrollment in The INSPIRE Study and will follow the remaining active subjects until completion.  Following discussions with the FDA, in March 2018, we received FDA approval for a randomized controlled trial to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant that we obtained from The INSPIRE Study. We refer to this herein as the INSPIRE 2.0 Study.

The purpose of The INSPIRE Study, which was the original study, was to evaluate whether the Neuro-Spinal Scaffold implant is safe and demonstrates probable benefit for the treatment of complete T2-T12 neurological level of injury (NLI) SCI. The primary endpoint was defined as the proportion of patients achieving an improvement of at least one AIS grade at six months’ post-implantation. Additional endpoints included measurements of pain, sensory and motor scores, bladder and bowel function, Spinal Cord Independence Measure (a disability scale for patients with SCI), and quality of life. The INSPIRE Study included an Objective Performance Criterion, or OPC, which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of an HDE approval.  At the time enrollment of patients in The INSPIRE Study was placed on hold, the OPC was defined as 25% or more of the patients in the study demonstrating an improvement of at least one AIS grade at the six month post-implantation visit.

The FDA approved the enrollment of up to 30 patients in The INSPIRE Study so that there would be at least 20 evaluable patients at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. Of the 19 patients implanted in The INSPIRE Study, 16 patients have reached the six-month primary endpoint visit. Of these 16, seven had improved from complete AIS A SCI to incomplete SCI (two patients to AIS C and five patients to AIS B) at the six-month primary endpoint visit and nine had not demonstrated improvement at that visit. Three of the seven patients who improved were assessed to have AIS B SCI at the six-month primary endpoint and were later assessed to have improved to AIS C SCI at the 12 or 24-month visits. Two of the 16 patients were initially assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the six-month examination. One of these two was then assessed at the six-month visit to have improved again to AIS B and the other remained AIS A. Since we have closed enrollment, the target of enrolling 20 evaluable patients into The INSPIRE Study will not be reached.

The FDA had previously recommended that we include a randomized, concurrent control arm in The INSPIRE Study.  Acting on the FDA’s recommendation, we proposed and received approval for the INSPIRE 2.0 Study (described below) to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant.  In addition, as one source of comparator data, we initiated the Contemporary Thoracic SCI Registry Study, or the CONTEMPO Registry Study. The CONTEMPO Registry Study will utilize existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. The CONTEMPO Registry Study is designed to provide comprehensive natural history benchmarks for The INSPIRE Study results that include SCI patients with similar baseline characteristics treated since 2006. The CONTEMPO Registry Study includes data from the Christopher & Dana Reeve Foundation North American Clinical Trials Network Registry, as well as the Model Systems Registry and the European Multicenter Study about Spinal Cord Injury. We anticipate that there will be between 100 to 200 patients in the CONTEMPO Registry Study. We have submitted a protocol for the CONTEMPO Registry Study to the FDA. We cannot be certain what additional information or studies will be required by the FDA to approve our HDE submission.

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved IDE in the INPSIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.”   The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI.  The INSPIRE 2.0 Study is designed enroll 10 subjects into each study arm, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive standard of care, which is spinal stabilization without dural opening or myelotomy.  The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit.  We may conduct the INSPIRE 2.0 Study at up to 26 sites in the United States.  Enrolling patients in the INSPIRE 2.0 Study will also require the approval of the IRBs at each clinical site. We estimate that from study initiation, enrollment will take an approximately 18 months, and the total time to completion of the INSPIRE 2.0 study is estimated to be two years from study initiation.

The primary endpoint is defined as the proportion of patients achieving an improvement of at least one AIS grade at six months post-implantation. Assessments of AIS grade are at hospital discharge, three months, six months, 12 months and 24 months. The definition of study success for INSPIRE 2.0 is that the difference in the proportion of subjects who demonstrate an improvement of at least one grade on AIS assessment at the six-month primary endpoint follow-up visit between the Scaffold Arm and the Comparator Arm must be equal to or greater than 20%. In one example, if 50% of subjects in the Scaffold Arm have an improvement of AIS grade at the six-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 20% (50% minus 30% equals 20%) and the definition of study success would be met. In another example, if 40% of subjects in the Scaffold Arm have an improvement of AIS grade at the six-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 10% (40% minus 30% equals 10%) and the definition of study success would not be met. Additional endpoints include measurements of changes in NLI, sensory levels and motor scores, bladder, bowel and sexual function, pain, Spinal Cord Independence Measure (a disability scale for patients with SCI), and quality of life.

We received approval for the INSPIRE 2.0 Study in early March. We believe this sets us in a direction towards a path to approval under the HDE regulatory program, and we are focused on exploring financing mechanisms to support the INSPIRE 2.0 Study.

Although The INSPIRE Study is structured with the OPC as the primary component for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing a future HDE application. Similarly, while our planned INSPIRE 2.0 Study is structured with a definition of study success requiring a minimum difference between  study arms in the proportion of subjects achieving improvement, that success definition is not the only factor that the FDA would evaluate in the future HDE application.  Approval is not guaranteed if the OPC is met for The INSPIRE Study or the definition of study success is met for the INSPIRE 2.0 Study, and even if the OPC or definition of study success are not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence.

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold implant. The HDE modular shell is comprised of three modules: a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews modules, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of the final module, which constitutes the complete HDE submission, the FDA makes a filing decision that may trigger the review clock for an approval decision. We submitted the first module in March 2017 and received feedback in June 2017. We are working on responses to the FDA’s questions and plan to submit an updated preclinical module in 2018. The HDE submission will not be complete until the manufacturing and clinical modules are also submitted.

Intellectual Property

We rely on a combination of patents, licenses, trade secrets, and non-disclosure agreements to develop, protect, and maintain our intellectual property. Our patent portfolio includes patents and patent applications. We seek to develop or obtain intellectual property that we believe might be useful or complementary with our products and technologies, including by way of licenses or acquisitions of other companies or intellectual property from third parties.

We hold an exclusive worldwide license to a broad suite of patents co-owned by BCH and MIT covering the use of a wide range of polymers to treat SCI, and to promote the survival and proliferation of human stem cells in the spinal cord, or the BCH License. Issued patents and pending patent applications licensed under the BCH License cover the technology underlying our Neuro- Spinal Scaffold implant and the use of a wide range of biomaterial scaffolding for treating SCI by itself or in combination with drugs, growth factors, or human stem cells. The BCH License covers eight issued United States patents and 16 issued international patents expiring between 2018 and 2027, and one pending United States patent application and seven pending international patent applications.

The BCH License has a term of 15 years from the effective date of July 2, 2007, or as long as the life of the last expiring patent right under the license, whichever is longer, unless terminated earlier by BCH. In connection with our acquisition of the BCH License, we submitted to a 5-year development plan to BCH and MIT that includes certain targets and projections related to the timing of product development and regulatory approvals. We are required to either meet the stated targets and projections in the plan, or notify BCH and revise the plan. BCH has the right to terminate the BCH License for failure by us to either meet the targets and projections in the plan or our failure to submit an acceptable revision to the plan within a 60-day cure period after notification by BCH that we are not in compliance with the plan. We are currently in compliance with the development plan.

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

We are required to pay certain fees and royalties under the BCH License. We paid an initial fee upon execution of the BCH License and are required to pay an amendment fee if we expand the field of use under the BCH License. We are also required to make milestone payments upon completing various phases of product development, including upon (i) filing with the FDA of the first investigational new drug application and IDE application for a product that uses the licensed technology; (ii) enrollment of the first patient in Phase II testing for a product that uses the licensed technology; (iii) enrollment of the first patient in Phase III testing for a product that uses the licensed technology; (iv) FDA approval of the first new drug application or related application for a product that uses the licensed technology; and (v) first market approval in any country outside the United States for a product that uses the licensed technology. Each year prior to the release of a licensed product, we are also required to pay a maintenance fee for the BCH License. Further, we are required to make ongoing payments based on any sublicenses we grant to manufacturers and distributors. Following commercialization, we are required to make ongoing royalty payments equal to a percentage in the low single digits of net sales of any product that uses the licensed technology.

In addition to the rights we license under the BCH License, we have additional rights relating to the Neuro-Spinal Scaffold implant.  Together with MIT, we co-own patent application No. U.S. 14/232,525 (“Poly((lactic-co-glycolic acid)-b-lysine) and process for synthesizing a block copolymer of PLGA and PLL- (poly-e-cbz-l-lysine)”).

Government Regulation

The testing, manufacturing, and potential labeling, advertising, promotion, distribution, import, and marketing of our products are and would be subject to extensive regulation by governmental authorities in the United States and in other countries. In the United States, the FDA, under the Public Health Service Act, the Federal Food, Drug and Cosmetic Act, or FDCA, and their implementing regulations, regulates biologics and medical device products. In addition, our products under development are subject to extensive regulation by other U.S. federal and state regulatory bodies and comparable authorities in other countries. To ensure that medical products distributed domestically are safe and effective for their intended use, the FDA and comparable authorities in other countries have imposed regulations that govern, among other things, the following activities that we or our partners perform or will perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance, approval, or CE marking of products;

•	advertising and promotion;

•	product marketing, sales, and distribution; and

•	post‑market surveillance reporting, including reporting of death or serious injuries.

The labeling, advertising, promotion, marketing, and distribution of biopharmaceuticals, or biologics, and medical devices also must be in compliance with the FDA requirements which include, among others, standards and regulations for off-label promotion, industry-sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. In addition, the Federal Trade Commission, or FTC, also regulates the advertising of many medical devices. The FDA and the FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions, and criminal prosecution. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims.

The FDA has broad premarket, post-market, and regulatory enforcement powers. As with medical devices, manufacturers of biologics and combination products are subject to unannounced inspections by the FDA to determine compliance with applicable regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Failure by manufacturers or their suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities. Potential FDA enforcement actions include:

•	warning letters, fines, injunctions, consent decrees, and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, or refunds;

•	recall, detention, or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance on HDE or premarket approval applications, or PMA, of new products or modified products;

•	operating restrictions;

•	withdrawing 510(k) clearances on HDE or PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

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

In addition, except in certain circumstances, products approved under an HDE cannot be sold for an amount that exceeds the costs of research and development, fabrication, and distribution of the device (i.e., for profit). Currently, a product is only eligible to be sold for profit after receiving HDE approval if the device (1) is intended for the treatment or diagnosis of a disease or condition that occurs in pediatric patients or in a pediatric subpopulation, and such device is labeled for use in pediatric patients or in a pediatric subpopulation in which the disease or condition occurs; or (2) is intended for the treatment or diagnosis of a disease or condition that does not occur in pediatric patients or that occurs in pediatric patients in such numbers that the development of the device for such patients is impossible, highly impracticable, or unsafe. If an HDE-approved device does not meet either of the eligibility criteria, the device cannot be sold for profit. We expect our Neuro-Spinal Scaffold implant may meet the eligibility criteria to be sold for a profit.

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

•

Quality System Regulation or QSR, which requires manufacturers, including third‑party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

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

We and any third party manufacturers that we use must register with the FDA as medical device manufacturers and must obtain all necessary state permits or licenses to operate our business. As manufacturers, we and any third party manufacturers that we use are subject to announced and unannounced inspections by the FDA to determine our compliance with quality system regulation and other regulations. We have not yet been inspected by the FDA. We believe that we are in substantial compliance with quality system regulation and other regulations.

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

Regulatory Pathway for the Neuro-Spinal Scaffold Implant

We expect the Neuro-Spinal Scaffold implant will be regulated by the FDA as a Class III medical device. The FDA granted HUD designation for our Neuro-Spinal Scaffold implant in 2013 for use in complete SCI (defined as less than 4,000 patients per year at the time), thus allowing us to potentially qualify for FDA approval under an HDE. In 2015, we received conditional approval from the FDA to convert our ongoing pilot study into a pivotal probable benefit study (the INSPIRE Study). Full approval of such conversion was subsequently granted in January 2016. In early March 2018, we received FDA approval for a randomized controlled trial (the INSPIRE 2.0 Study) to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant that we obtained from The INSPIRE Study.

In the future, if our Neuro-Spinal Scaffold implant is approved via either the PMA or HDE pathway, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require new PMA or HDE application and approval.

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

European Economic Area or the EEA

Sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products outside the United States, we must obtain regulatory approvals or CE Certificates of Conformity and comply with extensive safety and quality regulations. The time required to obtain approval by a foreign country or to obtain a CE Certificate of Conformity may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In the EEA, we are required to obtain Certificates of Conformity before drawing up a European Commission, or EC, Declaration of Conformity and affixing the CE mark to our medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE Certificates of Conformity or FDA clearance or approval although others, such as Brazil, Canada and Japan, require separate regulatory filings. We have not yet applied for a CE Mark for the Neuro-Spinal Scaffold implant.

If any of our products has been CE marked and placed on the market in the EEA, we would need to comply with a number of regulatory requirements relating to:

•	registration/notification of medical devices in individual EEA countries;

•	pricing and reimbursement of medical devices;

•	establishment of post‑marketing surveillance and adverse event reporting procedures;

•	Field Safety Corrective Actions, including product recalls and withdrawals;

•	marketing and promotion of medical devices; and

•	interactions with physicians.

Failure to comply with these requirements at such time could result in enforcement measures being taken against us by the competent authorities of the EEA countries. These can include fines, administrative penalties, compulsory product withdraws, injunctions, and criminal prosecution. Such enforcement measures would have an adverse effect on our capacity to market our products in the EEA and, consequently, on our business and financial position. Such failures could also lead to cancelation, suspension, or variation of our CE Certificates of Conformity by the relevant Notified Body, which is an organization designated by the competent authorities of an EEA country to conduct conformity assessments.

Further, the advertising and promotion of our products in the EEA is subject to regulatory directives concerning misleading and comparative advertising, and unfair commercial practices, as well as other national legislation in the individual EEA countries governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

Recent Development – Completion of strategic restructuring

In August 2017, we announced a strategic restructuring in order to focus on The INSPIRE Study. The strategic restructuring allowed us to concentrate efforts on defining a clinical path forward for the Neuro-Spinal Scaffold.

In conjunction with the strategic corporate restructuring, we completed a reduction in force eliminating approximately 39% of our workforce. See Note 17 in the accompanying notes to the condensed consolidated financial statements for additional information.

Financial Information and Research and Development Expenditures

We have incurred net losses each year since our inception, including net losses of $26.7 million for the year ended December 31, 2017, $23.4 million for the year ended December 31, 2016, and $33.3 million for the year ended December 31, 2015.  To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities related to our Neuro Spinal Scaffold implant. Our research and development expenditures, which include research and development related to our product candidates, were $11.1 million, $12.6 million and $10.1 million in 2017,  2016, and 2015, respectively.

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

Manufacturing

We have developed a proprietary manufacturing process to build our Neuro-Spinal Scaffold implant. We manufacture our implants following FDA regulations for design controls using two fully operational manufacturing cleanrooms located at our facility in Cambridge, Massachusetts. These two cleanrooms are validated to ISO 14644 1 Class ISO 7 (Class 10-K) and Class ISO 8 (Class 100k) cleanroom standards, respectively. In addition, the manufacturing process contains numerous quality control steps including in process and final inspection. Currently, we are working with two vendors for our critical raw materials; however, these materials are also available from other vendors. We are currently manufacturing our Neuro-Spinal Scaffold implant to support the INSPIRE 2.0 Study.  If we are able to move toward preparing for commercialization, we intend to be compliant with all applicable regulations on a country specific basis.

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

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and managed our business as principally one operating segment, which is developing and commercializing biopolymer scaffolding devices for the treatment of SCIs. As of December 31, 2017, 2016, and 2015, all of our assets were located in one location in the United States.

Employees

As of February 28, 2018, we had 12 employees. None of our employees is represented by a labor union and we consider our employee relations to be good. We also utilize a number of consultants to assist with financial, research and development and regulatory activities. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Corporate Information

We were incorporated on April 2, 2003, under the name of Design Source, Inc. On October 26, 2010, we acquired the business of InVivo Therapeutics Corporation, which was founded in 2005, and we are continuing the existing business operations of InVivo Therapeutics Corporation as our wholly-owned subsidiary.

Our principal executive offices are located in leased premises at One Kendall Square, Suite B14402, Cambridge, Massachusetts 02139. Our telephone number is (617) 863-5500. We maintain a website at www.invivotherapeutics.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to Our Financial Position and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail our operations.  We may not be able to raise the funds to complete a clinical path, which may cause us to curtail or cease operations.

In July 2017, enrollment of patients in The INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial, and we subsequently closed enrollment in The INSPIRE Study.  Following our clinical trial hold in July 2017, we engaged in discussions with the FDA to define a clinical path forward.  As part of the discussions with the FDA, we proposed, and FDA has approved, a randomized controlled trial to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant.  We refer to this herein as the INSPIRE 2.0 Study.  We cannot be certain that we will be able to raise the funds necessary for the clinical path forward.

Our financial statements as of December 31, 2017 were prepared under the assumption that we will continue as a going concern. At December 31, 2017, we had cash and cash equivalents of $12.9 million. We estimate that our existing cash resources will be sufficient to fund our operations into the fourth quarter of 2018.  This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

Our current cash resources will not be sufficient to complete clinical development of our Neuro-Spinal Scaffold implant.  If we are unable to raise capital, we may be forced to cease our operation entirely.  Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 12, 2018 included elsewhere in this Form 10-K.

If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

We expect our expenses will increase in connection with our ongoing activities, particularly if we undertake our planned INSPIRE 2.0 Study, and seek regulatory approval for our Neuro-Spinal Scaffold implant.  In addition, if we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.

Our future funding requirements, both near‑ and long‑term, will depend on many factors, including, but not limited to:

•

 the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our Neuro-Spinal Scaffold implant and any other product candidates that we may develop or acquire , including our planned INSPIRE 2.0 study;

•	future clinical trial results of our Neuro-Spinal Scaffold implant;

•	the timing of, and the costs involved in, obtaining regulatory approvals for the Neuro-Spinal Scaffold implant, and the outcome of regulatory review of the Neuro-Spinal Scaffold implant;

•

the cost and timing of future commercialization activities for our products if any of our product candidates are approved for marketing, including product manufacturing, marketing, sales, and distribution costs;

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

We have incurred net losses each year since our inception, including net losses of $26.7 million for the year ended December 31, 2017 and $23.4 million for the year ended December 31,  2016. As of December 31, 2017, we had an accumulated deficit of $183.9 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

We expect to continue to incur significant expenses and increasing net losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue clinical development of our Neuro-Spinal Scaffold implant;

•	initiate or restart the research and development of other product candidates;

•	have our product candidates manufactured for clinical trials and for commercial sale;

•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, protect, and expand our intellectual property portfolio; and

•	continue our research and development efforts for new product opportunities.

To become and remain profitable, we must succeed in developing and commercializing our product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our current and future product candidates, developing additional product candidates, obtaining regulatory approval for these product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the initial stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We have generated significant net operating loss carryforwards, or NOLs, and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs and R&D credits forward to reduce our tax liability in future years. Federal NOLs generated on or before December 31, 2017 can generally be carried back two years and carried forward for up to twenty years and can be applied to offset 100% of taxable income in such years.  Under newly enacted federal income tax law, however, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but may not be carried back and the deductibility of such federal NOLs is limited to 80% of taxable income in such years.  It is uncertain how various states will respond to the newly enacted federal tax law.

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, or the Code, as amended, respectively. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Code, or could result in a change in control in the future, but we have not completed an analysis of whether a limitation as noted above exists. We have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Acquisitions of companies, businesses, or technologies may substantially dilute our stockholders and increase our operating losses.

We may make acquisitions of businesses, technologies, or intellectual property rights that we believe would be necessary, useful, or complementary to our current business. Any such acquisition may require assimilation of the operations, products or product candidates, and personnel of the acquired business and the training and integration of its employees, and could substantially increase our operating costs, without any offsetting increase in revenue. We may also acquire the right to use certain intellectual property through licensing agreements, which could substantially increase our operating costs. Acquisitions and licensing agreements may not provide the intended technological, scientific or business benefits and could disrupt our operations and divert our limited resources and management’s attention from our current operations, which could harm our existing product development efforts. While we may use cash or equity to finance a future acquisition or licensing agreement, it is likely we would issue equity securities as a significant portion or all of the consideration in any acquisition. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders. Any investment made in, or funds advanced to, a potential acquisition target could also significantly, adversely affect our results of operations and could further reduce our limited capital resources. Any acquisition or action taken in anticipation of a potential acquisition or other change in business activities could substantially depress the price of our stock. In addition, our results of operations may suffer because of acquisition related costs, or the post-acquisition costs of funding the development of an acquired technology or product candidates or operations of the acquired business, or due to amortization or impairment costs for acquired goodwill and other intangible assets.

Risks Related to the Development, Regulatory Approval, and Commercialization of Our Product Candidates

We are wholly dependent on the success of one product candidate, the Neuro-Spinal Scaffold implant. Even if we are able to complete clinical development and obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, our Neuro-Spinal Scaffold implant.

We currently have only one product candidate, the Neuro-Spinal Scaffold implant, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval, and commercialization of that product candidate, which may never occur. We currently have no products available for sale, generate no revenues from sales of any products, and we may never be able to develop marketable products. Our Neuro-Spinal Scaffold implant will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. Before obtaining regulatory approval via the HDE pathway for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternative forms of treatment. Alternatively, if we were to seek PMA for our product candidate, that would require demonstration that the product is safe and effective for use in each target indication. This process can take many years. Of the large number of medical devices in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize our Neuro-Spinal Scaffold implant or any other product candidate.

The clinical trials of any of our current or future product candidates are, and the manufacturing and marketing of any such product candidates will be, subject to extensive and rigorous review and regulation by the FDA and other government authorities in the United States and in other countries where we intend to test and, if approved, market such product candidates.

We have experienced delays and may experience further delays in our clinical development of our Neuro-Spinal Scaffold implant. Clinical trials for future product candidates may also experience delays or may not be able to commence.

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the clinical studies that are required. In July 2017, The INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial.  We subsequently closed enrollment in The INSPIRE Study and will follow the active patients until completion. We have proposed, and the FDA has approved the INSPIRE 2.0 Study. We may not be able to pursue the currently defined clinical path forward successfully, or in a timely manner or that is aligned with our cash resources.  If we initiate the INSPIRE 2.0 Study to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant, it may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffolds to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. Enrolling patients in any clinical trial of our Neuro-Spinal Scaffold implant will also require the approval of the IRBs at each clinical site.

In addition, our results may subsequently fail to meet the safety and probable benefit standards required to obtain regulatory approvals. For example, in The INSPIRE Study, two of the 16 evaluable patients were initially assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the patient’s six-month examination. Of these two patients, one patient had converted back to AIS B and the other remained at AIS A at the six-month examination. There is known and published variability in some of the measures used to assess AIS improvement and these measures can vary over time or depending upon the examiner. While we implemented procedures in The INSPIRE Study and will also implement procedures in any future clinical study, including the INSPIRE 2.0 Study, to limit such variations, we cannot be certain that regulatory authorities will accept the results of our clinical trials or interpret them the way that we do.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRB at the sites at which such trials are being conducted, by the Data Safety Monitoring Board for such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, a problematic inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, or changes in laws or regulations. In addition, regulatory agencies may require an audit with respect to the conduct of a clinical trial, which could cause further delays or increase costs. For example, in December 2017, we and several of our clinical sites and our CRO were subject to an FDA inspection in association with The INSPIRE Study. At the close of the inspection at InVivo, the FDA issued a Form 483 with two observations relating to our over oversight of clinical trial sites in The INSPIRE Study. We sought, and will continue to seek, input from the FDA regarding the scope and timing of our proposed remediation efforts and the FDA has indicated that our corrective actions appear adequate. We cannot be certain that we will not be subject to additional regulatory action by the FDA. We anticipate that our remediation efforts will add costs to our clinical development plans.  Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and regulatory review process, and jeopardize our ability to obtain approval and commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

For a period in 2016, as a result of an FDA pre-specified enrollment hold, we were unable to enroll patients in The INSPIRE Study pending FDA authorization to proceed with additional enrollment, which delayed our ability to open new sites and enroll patients at the pace we had anticipated. In addition, in July 2017 we halted enrollment in the study, and subsequently closed enrollment in the study. We may experience similar delays with our planned INSPIRE 2.0 Study.  We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical studies as planned, we may need to delay, limit, or terminate ongoing or planned clinical studies, any of which would have an adverse effect on our business.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier nonclinical studies and clinical trials may not be predictive of future trial results.

The results of preclinical studies and early clinical trials of new medical devices do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect, the trials may not produce results to support regulatory approval. We are currently pursuing marketing approval via our HDE which requires us to show the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit of health outweighs the risk of injury or illness from its use. Preliminary results may not be confirmed upon full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical development may fail to show safety and probable benefit sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to obtain regulatory approval in the United States or elsewhere. It is also possible that patients enrolled in clinical trials will experience adverse events or unpleasant side effects that are not currently part of the product candidate’s profile. Because of the uncertainties associated with clinical development and regulatory approval, we cannot determine if or when we will have an approved product ready for commercialization or achieve sales or profits.

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

We are currently pursuing an HDE regulatory pathway in the United States for our Neuro-Spinal Scaffold implant. The HDE requires that there is no other comparable device available to provide therapy for a condition and requires sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. The amended protocol for The INSPIRE Study, which was approved in February 2016, established an OPC, which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of an HDE approval. The OPC for The INSPIRE Study is currently defined as 25% or more of the patients in the study demonstrating an improvement of at least one AIS grade by six months post-implantation. While we expect The INSPIRE Study to serve as one source of data used to support HDE approval in the future, we will not complete full enrollment of that study. In addition, although The INSPIRE Study is structured with the OPC as the primary component for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing a future HDE application.

The FDA had previously recommended that we include a randomized, concurrent control arm in the study and we have proposed and received approval for the INSPIRE 2.0 Study.  The primary endpoint is defined as the proportion of patients achieving an improvement of at least one AIS grade at six months post-implantation. The definition of study success is that the difference in the proportion of subjects who demonstrate an improvement of at least one grade on AIS assessment at the six-month primary endpoint follow-up visit between the Scaffold Arm and the Comparator Arm must be equal to or greater than 20%. While our planned INSPIRE 2.0 Study is structured with a definition of study success requiring a minimum difference between groups in the percentage of subjects achieving improvement, that success definition is not the only factor that the FDA would evaluate in the future HDE application.

Approval is not guaranteed if the OPC is met for The INSPIRE Study or the definition of study success is met for the INSPIRE 2.0 Study, and even if the OPC or definition of study success are not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence.

In addition, as one source of comparator data, we initiated the CONTEMPO Registry Study, utilizing existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. There can be no assurance that either our planned INSPIRE 2.0 Study or the CONTEMPO Registry Study will be successfully completed. Even if we successfully complete the INSPIRE 2.0 Study and the CONTEMPO Registry Study, we cannot be certain that the FDA will agree that these additional studies provide sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. Moreover, analysis of data from the CONTEMPO Registry Study may suggest a higher threshold for evidencing probable benefit. For example, preliminary data from certain registries we are using in the CONTEMPO Registry Study indicate that the conversion rate may be higher than the approximately 15.5% rate from the historical registries that were the basis for the selection of the current OPC for The INSPIRE Study. In the event our clinical data is not acceptable to the FDA, our ability to obtain approval under the HDE pathway may be delayed or may not be feasible. If the FDA does not approve our product candidates in a timely fashion, or at all, our business and financial condition will be adversely affected.

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

Except in certain circumstances, products approved under an HDE cannot be sold for an amount that exceeds the costs of research and development, fabrication, and distribution of the device (i.e., for profit). Currently, under section 520(m)(6)(A)(i) of the FDCA, as amended by the Food and Drug Administration Safety and Innovation Act, an HUD is only eligible to be sold for profit after receiving HDE approval if the device (1) is intended for the treatment or diagnosis of a disease or condition that occurs in pediatric patients or in a pediatric subpopulation, and such device is labeled for use in pediatric patients or in a pediatric subpopulation in which the disease or condition occurs; or (2) is intended for the treatment or diagnosis of a disease or condition that does not occur in pediatric patients or that occurs in pediatric patients in such numbers that the development of the device for such patients is impossible, highly impracticable, or unsafe. If an HDE-approved device does not meet either of the eligibility criteria, the device cannot be sold for profit. With enactment of the FDA Reauthorization Act of 2017, Congress provided that the exemption for HUD / HDE profitability is available as long as the request for an exemption is submitted before October 1, 2022.

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

Any product for which we obtain regulatory approval, and the manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for such product, will be subject to continued regulatory review and oversight by the FDA. In particular, we and our third-party suppliers will be required to comply with the FDA’s Quality System Regulations, or QSRs. These FDA regulations cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our manufacturers, fail to adhere to QSR requirements, this could delay production of our product candidates and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition and results of operations.

In addition, we and our suppliers are required to comply with Good Manufacturing Practices and Good Tissue Practices with respect to any human cells and biologic products we may develop, and International Standards Organization regulations for the manufacture of our products, and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, and shipping of any product for which we obtain clearance or approval. Manufacturing may also be subject to controls by the FDA for parts of the combination products that the FDA may find are controlled by the biologics regulations.

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

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could impede our ability to carry on or expand our operations and could result in higher than anticipated costs or lower than anticipated sales.

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

Further, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA may require us to conduct post-marketing studies. Failure to conduct required studies in a timely manner could result in the revocation of approval for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.

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

If our products, or the malfunction of our products, cause or contribute to a death or a serious injury before or after approval, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

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

Our products, once approved, may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

If our products are approved for commercialization, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the decision to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. A government-mandated or voluntary recall by us or one of our partners could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls of any of our commercialized products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations, and financial condition, which could impair our ability to manufacture our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

For example, in the United States, legislative changes have been enacted in the past and further changes are proposed that would impact the Affordable Care Act. These new laws may result in additional reductions in Medicare and other healthcare funding. Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented. With the new Presidential administration and Congress, there have been, and may be additional, legislative changes affecting the Affordable Care Act, including repeal of certain provisions of the Affordable Care Act. It remains to be seen, however, precisely what impact legislation to date and any future legislation will have on the availability of healthcare and containing or reducing healthcare costs. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. We cannot quantify or predict with any certainty the likely impact of the Affordable Care Act, its amendment or repeal, or any alternative or related legislation, or any implementation of any such legislation, on our business model, prospects, financial condition, and results of operations.

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

Risks Related to Our Intellectual Property

We license certain technology underlying the development of our Neuro-Spinal Scaffold implant from BCH and MIT, and the loss of the license would result in a material adverse effect on our business, financial position, and operating results and cause the market value of our common stock to decline.

We license technology from Boston Children’s Hospital, or BCH, and the Massachusetts Institute of Technology, or MIT, that is integrated into our Neuro-Spinal Scaffold implant under an exclusive license. Under the license agreement, we have agreed to milestone payments and to meet certain reporting obligations. In the event that we were to breach any of the obligations under the agreement and fail to timely cure, BCH and MIT would have the right to terminate the agreement upon notice. In addition, BCH and MIT have the right to terminate our license upon the bankruptcy or receivership of the Company. If we are unable to continue to use or license this technology on reasonable terms, or if this technology fails to operate properly, we may not be able to secure alternatives in a timely manner and our ability to develop our products could be harmed.

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

We depend on our senior management as well as key scientific personnel. We have implemented restructurings that have significantly reduced our workforce over the last few months, leaving only key positions filled. On February 2, 2018, we appointed Richard Toselli M.D. as President, Chief Executive Officer, and a director. The loss of any members of senior management or key scientific personnel could harm our business and significantly delay or prevent the achievement of research, development, or business objectives. Competition for qualified employees is intense among biotechnology companies, and the loss of qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees could hinder our ability to successfully develop marketable products.

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

We are involved in litigation with our former Chairman, Chief Executive Officer, and Chief Financial Officer. We were previously the subject of a securities derivative lawsuit and a securities class action lawsuit, both of which were dismissed in January 2017. We may face additional lawsuits, including class action or securities derivative lawsuits. The amount of time that is required to resolve these lawsuits is unpredictable and any lawsuits may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. See “Legal Proceedings” for further information regarding our litigation.

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

If we fail to meet the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the Nasdaq Global Market. We are required to meet specified financial requirements in order to maintain our listing on the Nasdaq Global Market. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. On January 23, 2018 we received a deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, or the Bid Price Rule.  We have been provided an initial period of 180 calendar days, or until July 23, 2018, or the Compliance Date, to regain compliance with the Bid Price Rule.  If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of its bid price requirement, or, if we fail to meet its listing requirements, the OTC Bulletin Board. Any potential delisting of our common stock from the Nasdaq Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Anti‑takeover effects of certain provisions of our articles of incorporation and Nevada state law may discourage or prevent a takeover.

Our articles of incorporation divide our Board of Directors into three classes, with three-year staggered terms. The classified board provision could increase the likelihood that, in the event an outside party acquired a controlling block of our stock, incumbent directors nevertheless would retain their positions for a substantial period, which may have the effect of discouraging, delaying, or preventing a change in control. In addition, Nevada has a business combination law, which prohibits certain business combinations between Nevada publicly traded corporations, or Nevada corporations that elect to be subject to the law, and “interested stockholders” for two years after the interested stockholder first becomes an interested stockholder, unless the corporation’s board of directors approves the transaction by which the stockholder becomes an interested stockholder in advance, or the proposed combination in advance of the stockholder becoming an interested stockholder.

The proposed combination may be approved after the stockholder becomes an interested stockholder with preapproval by the board of directors and a vote at a special or annual meeting of stockholders holding at least 60% of the voting power not owned by the interested stockholder or his/her/ its affiliates or associates. After the two-year moratorium period, additional stockholder approvals or fair value requirements must be met by the interested shareholder up to four years after the stockholder became an interested stockholder. In addition, we may become subject to Nevada’s control share laws. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada, including through an affiliated corporation. This control share law may have the effect of discouraging corporate takeovers. Currently, we believe that we have less than 100 stockholders of record who are residents of Nevada, and are therefore not subject to the control share laws.

The provisions of our articles of incorporation and Nevada’s business combination and control share laws make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest or might result in a premium over the market price for our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We lease approximately 26,342 square feet of office, laboratory, and manufacturing space in Cambridge, Massachusetts, which is used primarily for corporate, manufacturing, and research and development functions. The lease commenced in November 2011, and is for an initial term of six years and three months, with one five-year extension exercisable by us (the “Cambridge Lease”). On August 21, 2017, the Company exercised its option for the five-year extension on the Cambridge Lease. The five-year renewal lease term commences on November 1, 2018 and ends on October 31, 2023. We believe this facility is adequate to meet our current needs and that additional space could be available on commercially reasonable terms as needed.

On June 13, 2017, the Company entered into a short-term lease, as subtenant, to sublease 5,233 square feet of the facility. The lease term is from July 1, 2017 through October 26, 2018.

We are in ongoing discussions to assign the Cambridge Lease, and sublease back a portion of the space thereunder for our manufacturing and quality functions.  On February 16, 2018 the Company entered into a month to month membership agreement with WeWork to lease office space. This space will be used primarily for administrative functions.

Item 3.  LEGAL PROCEEDINGS

In November 2013, we filed a lawsuit against Francis Reynolds, our former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, and corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500,000 worth of personal and/or exorbitant expenses that we allege Mr. Reynolds inappropriately caused us to pay while he was serving as our Chief Executive Officer, Chief Financial Officer, President, and Chairman of our Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against us and our Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims relate to Mr. Reynolds’s allegations that we and our Board of Directors interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options that he did not receive. On January 9, 2014, we, along with the directors named in the counterclaims, filed our answer denying that Mr. Reynolds is entitled to any relief. The parties have completed discovery. On March 3, 2017, the counterclaim defendants filed a motion for summary judgement on all counterclaims asserted by Mr. Reynolds. On October 18, 2017, the Court allowed the motion for summary judgment in substantial part, and denied it in part. The Court, citing disputed issues of fact, declined to dismiss the counterclaims for breach of contract, breach of implied covenant of good faith and fair dealing, and declaratory judgment concerning Mr. Reynolds’ attempted exercise of certain stock options, which Mr. Reynolds claims is the equivalent of 47,864 shares of common stock, but dismissed all other claims asserted by Mr. Reynolds. The trial is scheduled to begin on June 16, 2018.

We intend to continue to defend ourselves against the remaining counter claims and, to date, we have not recorded any provision for losses that may arise.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently listed for trading on the Nasdaq Global Market under the symbol “NVIV.” From October 29, 2010 through April 16, 2015, our common stock was quoted on the OTCQB under the same symbol. The following table shows the high and low sales prices for our common stock for each full quarterly period in the two most recent fiscal years:

Fiscal Quarter Ended	High	Low
December 31, 2017	$2.25	0.72
September 30, 2017	$2.79	1.10
June 30, 2017	$4.30	1.90
March 31, 2017	$4.95	3.80

Fiscal Quarter Ended	High	Low
December 31, 2016	$6.77	$4.00
September 30, 2016	$7.94	$5.42
June 30, 2016	$7.10	$5.38
March 31, 2016	$10.36	$3.50

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

Holders

As of March 5, 2018, we had approximately 301 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

The graph below compares the cumulative total returns of our common stock to the cumulative returns of the NASDAQ Composite index and the NASDAQ Biotechnology index for the period from December 31, 2012 through December 31, 2017. This graph assumes an investment of $100 on December 31, 2012 in our common stock and in each of the comparative indices and assumes reinvestment of dividends, if any.

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

*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	2013	2014	2015	2016	2017
InVivo Therapeutics Holdings Corp	$131.95	$75.86	$103.45	$60.34	$11.06
NASDAQ Composite	$141.63	$162.09	$173.33	$187.19	$242.29
NASDAQ Biotechnology	$174.05	$230.33	$244.29	$194.95	$228.29

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

InVivo Therapeutics Holdings Corp.

	Year Ended December 31,
Consolidated Statement of Operations (in thousands)	2017	2016	2015	2014	2013
Operating expenses:
Research and development	$11,083	$12,557	$10,058	$10,273	$10,533
General and administrative	13,510	11,506	12,340	7,566	8,472
Total operating expenses	24,593	24,063	22,398	17,839	19,005
Operating loss	(24,593)	(24,063)	(22,398)	(17,839)	(19,005)
Other income (expense):
Interest income	189	187	60	5	15
Interest expense	(74)	(155)	(172)	(136)	(130)
Modification of warrants	—	—	—	—	(765)
Derivatives gain (loss)	(2,267)	593	(10,804)	(376)	(18,871)
Other income (expense), net	(2,152)	625	(10,916)	(507)	(19,751)
Net income (loss)	$(26,745)	$(23,438)	$(33,314)	$(18,346)	$(38,756)
Net income (loss) per share, basic and diluted	$(0.81)	$(0.76)	$(1.26)	$(0.83)	$(2.10)
Weighted average number of common shares outstanding, basic and diluted	32,950,068	31,025,585	26,461,374	22,080,761	18,497,922

	As of December 31,
Condensed Consolidated Balance Sheet (in thousands)	2017	2016	2015	2014	2013
Cash, cash equivalents and marketable securities	$12,910	$33,041	$20,194	$13,459	$13,980
Working capital	10,694	29,005	17,427	6,169	12,334
Total assets	14,045	34,784	21,792	16,693	17,096
Long-term liabilities	823	987	1,551	1,991	1,938
Derivative warrant liability	4	1,314	1,907	7,224	—
Accumulated deficit	(183,907)	(157,007)	(133,569)	(100,255)	(81,909)
Stockholder's equity	10,110	28,949	16,929	5,918	12,890

We have derived our statements of operations data for the years ended December 31, 2014 and 2013 and our balance sheet data as of December 31, 2015, 2014, and 2013 from our audited financial statements which are not included in this Annual Report on Form 10-K. We have derived our statements of operations data for the years ended December 31, 2017,  2016 and 2015 and our balance sheet data as of December 31, 2017 and 2016 from our audited financial statements appearing elsewhere in this Annual Report on Form 10‑K. Our audited financial information is prepared and presented in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP).

Supplementary Quarterly Financial Data (Unaudited—In thousands)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Operating expenses:
Research and development	$1,560	$2,928	$3,211	$3,384
General and administrative	3,122	3,388	3,715	3,285
Total operating expenses	4,682	6,316	6,926	6,669
Operating loss	(4,682)	(6,316)	(6,926)	(6,669)
Other income (expense):
Interest income	37	43	52	57
Interest expense	(16)	(18)	(20)	(20)
Derivatives gain (loss)	(3)	(3,059)	554	241
Other income (expense), net	18	(3,034)	586	278
Net loss	$(4,664)	$(9,350)	$(6,340)	$(6,391)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Operating expenses:
Research and development	$3,900	$3,294	$2,795	$2,568
General and administrative	2,932	2,584	2,991	2,999
Total operating expenses	6,832	5,878	5,786	5,567
Operating loss	(6,832)	(5,878)	(5,786)	(5,567)
Other income (expense):
Interest income	47	50	36	54
Interest expense	(31)	(32)	(29)	(63)
Derivatives gain (loss)	1,381	(336)	595	(1,047)
Other income (expense), net	1,397	(318)	602	(1,056)
Net loss	$(5,435)	$(6,196)	$(5,184)	$(6,623)

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

Business Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries, or SCIs. Our mission is to redefine the life of the SCI patient, and we seek to develop treatment options intended to provide meaningful improvement in patient outcomes following SCI. Our approach to treating acute SCIs is based on our investigational Neuro-Spinal Scaffold implant, a bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord and is intended to treat acute SCI. The Neuro-Spinal Scaffold implant incorporates intellectual property licensed under an exclusive, worldwide license from Boston Children’s Hospital and the Massachusetts Institute of Technology. We also plan to evaluate other technologies and therapeutics that may be complementary to our development of the Neuro-Spinal Scaffold implant or offer the potential to bring us closer to our goal of redefining the life of the SCI patient.

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

We recognize compensation costs resulting from the issuance of stock‑based awards to employees, non‑employees and directors as an expense in our statement of operations over the service period based on a measure of fair value for each stock‑based award. The fair value of each option grant is estimated as of the date of grant using the Black‑Scholes option pricing model. The fair value is amortized as a  compensation cost on a straight‑line basis over the requisite service period of the award, which is generally the vesting period. The expected term of any options granted under our stock plans is based on the average of the contractual term (generally, 10 years) and the vesting period (generally, 48 months). The risk‑free rate is based on the yield of a U.S. Treasury security with a term consistent with the expected term of the option. See Note 12, “Stock Options,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10‑K for more information about the assumptions underlying these estimates.

Derivative Instruments

Certain of our issued and outstanding warrants to purchase common stock contain anti‑dilution provisions. These warrants do not meet the requirements for classification as equity and are recorded as derivative warrant liabilities. We use valuation methods and assumptions that consider, among other factors, the fair value of the underlying stock, risk‑free interest rate, volatility, expected life and dividend rates consistent with those discussed in Note 11, “Derivative Instruments”, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10‑K, in estimating the fair value for these warrants. Such derivative warrant liabilities are initially recorded at fair value, with subsequent changes in fair value charged (credited) to operations in each reporting period. The fair value of such derivative warrant liabilities is most sensitive to changes in the fair value of the underlying common stock and the estimated volatility of our common stock.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. We adopted this standard on January 1, 2017. Prior to adoption, we recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, we elected to change our accounting policy to recognize forfeitures as they occur. We continue to recognize share-based compensation expense over the vesting period of the grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $155 recorded to accumulated deficit on the balance sheet as of January 1, 2017. Prior to January 1, 2017, we recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital and tax deficiencies of stock-based compensation expense in the income tax provision or as additional paid-in capital to the extent that there were sufficient recognized excess tax benefits previously recognized. Previously, the excess tax benefits reduced taxes payable prior to being recognized as an increase in additional paid-in capital, and therefore we had not recognized certain deferred tax assets that could be attributed to tax deductions. As a result of the adoption, the deferred tax assets associated with certain net operating losses increased, which was offset by a corresponding increase in the valuation allowance and therefore the adoption of the tax-related guidance in this standard did not have an impact on our consolidated financial statements for the period ended December 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. We are currently evaluating the impact of the adoption of this ASU on the financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this guidance applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II of this guidance replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. We have concluded that the adoption of this ASU will not have a material impact on the financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, in order to better align an entity’s risk management activities and financial reporting for hedging relationships. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. FASB ASU No. 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of the adoption of this ASU on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. These standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. Currently, this guidance is not applicable to us as we do not generate revenue. However, we will adopt the guidance and evaluate the impact of adopting ASU 2014-09 on the consolidated financial statements when we begin to generate revenue.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016 (in thousands, except share and per share amounts)

Research and Development Expenses

Research and development expenses decreased by $1,474 to $11,083 for the year ended December 31, 2017 from $12,557 for the year ended December 31, 2016. This decrease is primarily attributable to a decrease in compensation related expenses of $1,629 largely as a result of the strategic restructuring in 2017, a decrease in contract services and laboratory supplies and intellectual property costs of $394 and $112 respectively as a result of our focused strategy, a decrease of $147 in facilities allocation charges partially offset by an increase of $715 in consulting and professional costs and an increase of $239 in clinical trial costs due to additional patient enrollment in The INSPIRE Study and the opening of additional clinical trial sites.

General and Administrative Expenses

General and administrative expenses increased by $2,004 to $13,510 for the year ended December 31, 2017 from $11,506 for the year ended December 31, 2016. This increase in general and administrative expenses is attributable to increases in salaries related expenses including severance of $1,072, an increase of $492 in consulting and professional costs, an increase of $459 in facilities allocation charges and an increase of $376 in legal costs partially offset by a decrease in share-based compensation and recruiting expenses of $303 and $219 respectively.

Interest Income

Interest income remained relatively consistent at  $189 for the year ended December 31, 2017 compared to $187 for the year ended December 31, 2016 due to comparable average investment balances in 2017 and 2016.

Interest Expense

Interest expense decreased by $81 to $74 for the year ended December 31, 2017 from $155 for the year ended December 31, 2016. This decrease in interest expense is due to lower average borrowings.

Derivatives Gain (Loss)

The derivatives loss for the year ended December 31, 2017 is $2,267 compared to a gain of $593 for the year ended December 31, 2016. The loss of $2,267 for the year ended December 31, 2017 can be attributed to the impact of the August 2017 warrant exchange and the decrease in the fair value of our derivative warrant liability due primarily to the decrease in the fair value of the underlying common stock.

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

Liquidity and Capital Resources (in thousands, except share and per share figures)

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At December 31, 2017, our accumulated deficit was $183,907.

At December 31, 2017, we had total assets of $14,045, total liabilities of $3,935, and total stockholders’ equity of $10,110.  We recorded a net loss of $26,745 for the year ended December 31, 2017. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Since our inception, we have historically financed our operations primarily through the sale of equity‑related securities. In January 2015, we closed a registered direct offering of an aggregate of 2,000,000 shares of our common stock, resulting in net proceeds of approximately $11,038. In July 2015, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) allowing us to issue and sell from time to time up to $50,000 in shares of our common stock through an “at the market” equity offering program (the “ATM”). In 2015, we raised approximately $3,442 through the ATM, net of a 3% commission on the gross proceeds from the sale of shares under the ATM due to Cowen, as our sales agent in the ATM, and other transaction‑related expenses. We did not make any sales under the Sales Agreement in 2016 and the Sales Agreement was terminated in March 2016. In March 2016, we closed an underwritten public offering of an aggregate of 4,293,333 shares of common stock and warrants to purchase an aggregate of 2,146,666 shares of common stock at a price to the public of $7.49 per share of common stock and $0.01 per warrant. The net proceeds to the Company, after deducting underwriting discounts and offering expenses, were approximately $29,905. The warrants have an initial per share exercise price of $10.00, or approximately 133% of the public offering price of the common stock, are exercisable immediately, and expire on March 18, 2021. The Company intends to use the net proceeds from the offering to fund ongoing clinical trials and for general corporate purposes.

At December 31, 2017, our consolidated cash and cash equivalents balance was $12,910. We believe our current cash and cash equivalents are adequate to fund our operations into the fourth quarter of 2018.

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

On August 10, 2017, we entered into exchange agreements with certain holders of our warrants, dated May 9, 2014, to exchange such warrants for shares of common stock. We issued an aggregate of 2,021,419 shares of common stock to the warrant holders in exchange for their warrants to purchase an aggregate of 577,548 shares of common stock. The warrants exchanged in this transaction were subsequently cancelled and terminated. As a result of our issuance of common stock in exchange for certain of the warrants, the per share exercise price of the remaining warrants, dated May 9, 2014, was adjusted downwards from $3.87 per share to $0.83 per share and additional warrants were issued such that the remaining warrants were exercisable for an aggregate of 48,507 shares of common stock. We did not receive any cash proceeds from the warrant exchanges.

In the fourth quarter of 2017 and first quarter of 2018, we entered into warrant cancellation agreements with certain remaining holders of our warrants, dated May 9, 2014, to cancel and terminate such warrants for cash consideration. As of December 31, 2017, the remaining warrants were exercisable for an aggregate of 13,429 shares of common stock. The remaining warrants contain anti-dilution provisions that may be triggered by the future issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants, subject to some exceptions.

In January 2018, we entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the purchase agreement, Lincoln Park agreed to purchase from us up to $15,000 of our common stock (subject to certain limitations) from time to time during the term of the purchase agreement. At the time we signed the purchase agreement and the registration rights agreement, we issued 429,800 shares of common stock (the “Commitment Shares”) to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement. As of March 12, 2018 the Company had drawn $2,252 against the purchase agreement and issued an aggregate of 3,344,769 shares exclusive of the commitment shares.

In August 2017, we announced a reduction in our workforce of approximately 39%. All affected employees received severance pay and outplacement assistance. As a result of the reduction in force and associated costs, we estimate savings of approximately $7.3 million in annual operating expenses, with one-time severance and related costs of $857. Of these one-time severance and related costs, approximately $509 was paid through December 31, 2017.

We may pursue various other dilutive and non‑dilutive funding alternatives depending upon our clinical path forward and the extent to which we require additional capital to proceed with development of some or all of our product candidates on expected timelines. The source, timing and availability of any future financing will depend principally upon market conditions and the status of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and capital expenditures or to license our potential products or technologies to third parties. We may alternatively engage in cost-cutting measures in an attempt to extend our cash resources as long as possible.

Net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, and working capital requirements. Net cash used in operating activities for the year ended December 31, 2017 was $19,683, the most significant drivers of which were our net loss of $26,745, offset by share-based compensation of $4,106 and derivative losses of $2,267.

Net cash from investing activities was $11,512 for the year ended December 31, 2017 attributable to the purchases of marketable securities of $8,256 and capital equipment of $65, offset by sales of marketable securities of $19,833.

Net cash used by financing activities was $383 for the year ended December 31, 2017 consisting of proceeds from the exercises of stock options, exercises of warrants, and Employee Stock Purchase Plan issuances of $80. These proceeds were offset by the repayment of loan principal of $423 and payment of $40 due to repurchase of warrants.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following summarizes our significant contractual obligations at December 31, 2017, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due
		Less than			More than
In thousands	Total	1 year	1-3 years	3-5 years	5 years
Long term debt	$852	$452	$400	—	—
Operating lease payments	11,404	1,380	3,977	4,219	1,828
Total	$12,256	$1,832	$4,377	4,219	1,828

We are in ongoing discussions to assign the Cambridge Lease, and sublease back a portion of the space thereunder for our manufacturing and quality functions. If the Cambridge Lease assignment is successfully executed our operating lease payments will be materially reduced.

Commitments

See Note 16, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10‑K for information regarding our commitments.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands)

We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes. Our interest‑earning assets consist of cash and cash equivalents of $12,910, or 92% of our total assets at December 31, 2017, and $33,041, or 95% of our total assets at December 31, 2016. Interest income earned on these assets was $189 in 2017 and $187 in 2016. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At December 31, 2017, our cash equivalents were primarily composed of money market accounts comprised of U.S. Treasury debt securities and repurchase agreements.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

SPECIAL NOTE

All share numbers and share prices presented in this Item 8 have been adjusted to reflect the 1‑for‑4 reverse stock split of the Company’s common stock effected on April 8, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

InVivo Therapeutics Holdings Corp. and Subsidiary

Cambridge, Massachusetts

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of InVivo Therapeutics Holdings Corp. and Subsidiary (the Company) as of December 31, 2016 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited cash and cash equivalents and has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts

March 12, 2018

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

	December 31,
	2017	2016

ASSETS:
Current assets:
Cash and cash equivalents	$12,910	$21,464
Restricted cash	361	361
Marketable securities	—	11,577
Prepaid expenses and other current assets	535	451
Total current assets	13,806	33,853
Property, equipment and leasehold improvements, net	157	510
Other assets	82	421
Total assets	$14,045	$34,784
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$988	$1,011
Loan payable, current portion	452	423
Derivative warrant liability	4	1,314
Deferred rent, current portion	30	141
Accrued expenses	1,638	1,959
Total current liabilities	3,112	4,848
Loan payable, net of current portion	400	852
Deferred rent, net of current portion	367	135
Other liabilities	56	—
Total liabilities	3,935	5,835
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 100,000,000 shares; 34,274,776 shares issued and outstanding at December 31, 2017; 32,044,087 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	194,016	185,955
Accumulated deficit	(183,907)	(157,007)
Total stockholders’ equity	10,110	28,949
Total liabilities and stockholders’ equity	$14,045	$34,784

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

	Year Ended December 31,

	2017	2016	2015
Operating expenses:
Research and development	$11,083	$12,557	$10,058
General and administrative	13,510	11,506	12,340
Total operating expenses	24,593	24,063	22,398
Operating loss	(24,593)	(24,063)	(22,398)
Other income (expense):
Interest income	189	187	60
Interest expense	(74)	(155)	(172)
Derivatives gain (loss)	(2,267)	593	(10,804)
Other income (expense), net	(2,152)	625	(10,916)
Net loss	$(26,745)	$(23,438)	$(33,314)
Net loss per share, basic and diluted	$(0.81)	$(0.76)	$(1.26)
Weighted average number of common shares outstanding, basic and diluted	32,950,068	31,025,585	26,461,374
Other comprehensive loss:
Net loss	$(26,745)	$(23,438)	$(33,314)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	—	—	—
Comprehensive loss	$(26,745)	$(23,438)	$(33,314)

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2014	23,453,000	$1	$106,172	$(100,255)	$5,918
Share-based compensation expense	—	—	4,666	—	4,666
Issuance of common stock in public offering	2,388,245	—	14,480	—	14,480
Issuance of common stock for services	—	—	—	—	—
Issuance of common stock upon exercise of warrants	1,379,575	—	7,789	—	7,789
Issuance of common stock upon exercise of stock options	316,177	—	1,068	—	1,068
Fair value of derivative warrant liability reclassified to additional paid-in capital	—	—	16,121	—	16,121
Fractional shares issued due to reverse stock split	1,514	—	—	—	—
Issuance of common stock to 401(k) plan	17,437	—	201	—	201
Net loss	—	—	—	(33,314)	(33,314)
Balance as of December 31, 2015	27,555,948	1	150,497	(133,569)	16,929
Share-based compensation expense	—	—	5,063	—	5,063
Issuance of common stock and warrants in public offerings, net of $2,040 issuance costs	4,293,333	—	29,905	—	29,905
Issuance of common stock for services	365	—	—	—	—
Issuance of common stock upon cashless exercise of warrants	4,979	—	—	—	—
Issuance of common stock upon exercise of stock options	135,205	—	191	—	191
Issuance of common stock under ESPP	16,729	—	91	—	91
Fractional shares issued due to reverse stock split	—	—	—	—	—
Issuance of common stock to 401(k) plan	37,528	—	208	—	208
Net loss	—	—	—	(23,438)	(23,438)
Balance as of December 31, 2016	32,044,087	1	185,955	(157,007)	28,949
Cumulative adjustment on adoption of ASU 2016-09	—	—	155	(155)	—
Share-based compensation expense	—	—	4,106	—	4,106
Issuance of common stock on warrant exchange	2,021,419	—	3,537	—	3,537
Issuance of common stock for services	350	—	—	—	—
Issuance of common stock upon exercise of warrants	3,464	—	3	—	3
Issuance of common stock upon exercise of stock options	89,387	—	26	—	26
Issuance of common stock under ESPP	17,750	—	51	—	51
Issuance of common stock to 401(k) plan	98,319	—	183	—	183
Net loss	—	—	—	(26,745)	(26,745)
Balance as of December 31, 2017	34,274,776	$1	$194,016	$(183,907)	$10,110

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(26,745)	$(23,438)	$(33,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395	548	684
Loss on impairment of fixed assets	41	—	—
Derivatives (gain) loss	2,267	(593)	10,804
Non-cash interest expense	5	5	5
Common stock issued to 401(k) plan	183	208	201
Share-based compensation expense	4,106	5,063	4,666
Non-cash investment (income) expense, net	—	98	—
Changes in operating assets and liabilities:
Restricted cash	—	—	61
Prepaid expenses	(89)	(267)	888
Other assets	321	(324)	3
Accounts payable	(23)	489	(48)
Accrued expenses and other liabilities	(144)	1,471	(279)
Net cash used in operating activities	(19,683)	(16,740)	(16,329)
Cash flows from investing activities:
Purchases of marketable securities	(8,256)	(18,916)	(5,274)
Sales of marketable securities	19,833	12,515	—
Purchases of property and equipment	(65)	(107)	(5)
Net cash (used in) provided by investing activities	11,512	(6,508)	(5,279)
Cash flows from financing activities:
Proceeds from exercise of stock options	26	191	1,068
Proceeds from issuance of stock under ESPP	51	91	—
Proceeds from exercise of warrants	3	—	7,789
Repayment of loan payable	(423)	(395)	(250)
Repayment of note payable	—	—	(18)
Repurchase of warrants	(40)	—	—
Proceeds from issuance of common stock and warrants	—	29,905	14,480
Net cash (used in) provided by financing activities	(383)	29,792	23,069
Increase (decrease) in cash and cash equivalents	(8,554)	6,544	1,461
Cash and cash equivalents at beginning of period	21,464	14,920	13,459
Cash and cash equivalents at end of period	$12,910	$21,464	$14,920
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$71	$103	$121
Cash paid for taxes	$—	$—	$—
Reclassification of derivative warrant liability to additional paid-in capital	$—	$—	$16,121
Non-cash issuance of common stock for warrants	$3,537	$90	$251

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At December 31, 2017, the Company has consolidated cash and cash equivalents of $12,910. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements.

Going Concern

The Company’s financial statements as of December 31, 2017 were prepared under the assumption that the Company will continue as a going concern. At December 31, 2017, the Company had cash and cash equivalents of $12,910. Given the Company’s development plans, we estimate cash resources will be sufficient to fund our operations into the fourth quarter of 2018. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of the Company’s existing resources.

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

At December 31, 2017 and 2016, cash equivalents were comprised of money market funds and other short-term investments.

Cash and cash equivalents consist of the following:

	December 31,
(In thousands)	2017	2016
Cash	$23	$111
Money market funds	12,887	21,353
Total cash and cash equivalents	$12,910	$21,464

Marketable securities

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars, including obligations of the U.S. government and its agencies, money market instruments, money market funds, corporate obligations, asset-backed securities, and municipal obligations. As of December 31, 2017, the Company had no marketable securities. As of December 31, 2016, the Company’s investment portfolio consisted of marketable securities with an original maturity of greater than 90 days. The Company has designated all investments as available-for-sale and therefore, such investments are reported at fair value. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest income (expense), net. Interest is recorded when earned. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The Company considers securities with maturities of three months or less from the purchase date to be cash equivalents.

At December 31, 2017, the Company had no marketable securities. At December 31, 2016, the aggregate fair value of the Company’s marketable securities was $11,577. Gross unrealized gains and losses were insignificant for the years ended December 31, 2017 and 2016.

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

Restricted cash

Restricted cash as of December 31, 2017 and 2016 was $361 and included a $50 security deposit related to the Company’s credit card account and a $311 standby letter of credit in favor of a landlord (see Note 16).

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

Property and equipment

Property and equipment are carried at cost. Depreciation and amortization expense are recorded over the estimated useful lives of the assets using the straight‑line method. A summary of the estimated useful lives is as follows:

Classification	Estimated Useful Life
Computer hardware	3 - 5 years
Software	3 years
Office furniture and equipment	5 years
Research and lab equipment	5 years
Leasehold improvements	Remaining life of lease

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

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries. As of December 31, 2017 and 2016, all of the Company’s assets were located in one location in the United States.

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

Tax positions not deemed to meet a more‑likely‑than‑not threshold would be recorded as a tax expense in the current year. There were no material uncertain tax positions that required accrual or disclosure to the financial statements as of December 31, 2017 or 2016. Tax years subsequent to 2013 remain open to examination by U.S. federal and state tax authorities.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On December

22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

Impairment of long‑lived assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long‑lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. On August 28, 2017, the Company implemented a strategic restructuring and as a result recorded an impairment loss of $41 related to certain fixed assets (Note 4). No impairment charge was recorded for the year ended 2016.

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

Net loss per common share

Basic net loss per share of common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net income per share of common stock has been computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. Diluted net loss per share of common stock has been computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during such period. In a net loss period, options, warrants, unvested restricted stock units and convertible securities are anti‑dilutive and therefore excluded from diluted loss per share calculations.

For the year ended December 31, 2017, 2016, and 2015, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	2017	2016	2015
Stock options	3,369,245	3,193,785	3,253,310
Warrants	2,166,149	3,391,439	1,156,779
Unvested restricted stock units	500,000	—	—
	6,035,394	6,585,224	4,410,089

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2017. Prior to adoption, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The Company continues to recognize share-based compensation expense over the vesting period of the grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $155 recorded to accumulated deficit on the balance sheet as of January 1, 2017. Prior to January 1, 2017, the Company recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital and tax deficiencies of stock-based compensation expense in the income tax provision or as additional paid-in capital to the extent that there were sufficient recognized excess tax benefits previously recognized. Previously, the excess tax benefits reduced taxes payable prior to being recognized as an increase in additional paid-in capital, and therefore the Company had not recognized certain deferred tax assets that could be attributed to tax deductions. As a result of the adoption, the deferred tax assets associated with certain net operating losses increased, which was offset by a corresponding increase in the valuation allowance and therefore the adoption of the tax-related guidance in this standard did not have an impact on our consolidated financial statements for the period ended December 31, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. These standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. Currently, this guidance is not applicable to the Company as the Company does not generate revenue. However, the Company will adopt the guidance and evaluate the impact of adopting ASU 2014-09 on the consolidated financial statements when the Company begins to generate revenue.

3. MARKETABLE SECURITIES

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars including money market accounts, commercial paper, and corporate obligations in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s cash, cash equivalents, and marketable securities as of December 31, 2017 and 2016:

	December 31,	December 31,
(In thousands)	2017	2016
Cash	$23	$111
Money market funds	12,887	21,353
Marketable securities	—	11,577
Total cash, cash equivalents and marketable securities	$12,910	$33,041

As of December 31, 2017, the Company had no marketable securities. As of December 31, 2016, the Company’s investment portfolio consisted of cash, money market funds and marketable securities with an original maturity of greater than 90 days. The Company has designated all investments as available-for-sale and therefore, such investments are reported at fair value.

The following table summarizes the Company’s short-term investments in marketable securities by category as of December 31, 2016:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
Current (due within 1 year or less)
Commercial paper	$4,240	—	—	$4,240
Corporate obligations	7,337	—	—	7,337
Total	$11,577	$—	$—	$11,577

As of December 31, 2016, the Company’s investments in marketable securities are classified in current assets as they are due in one year or less.

4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	2017	2016
Computer software and hardware	$241	$606
Research and lab equipment	508	1,895
Leasehold improvements	431	431
Office equipment	796	796
Less accumulated depreciation and amortization	(1,819)	(3,218)
Property and equipment, net	$157	$510

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $377,  $536, and $672, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized. On August 28, 2017, the Company implemented a strategic restructuring and as a result wrote off $1,807 of fully depreciated assets and also recorded an impairment loss of $41 related to certain fixed assets in connection with the restructuring. The Company had no disposals for the years ended 2016.

5. INTANGIBLE ASSETS

Intangible assets, included in “other assets,” consisted of patent licensing fees paid to license intellectual property (see Note 15).  The Company is amortizing the license fee as a research and development expense over the 15–year term of the license.

	2017	2016
Patent licensing fee	$200	$200
Accumulated amortization	(139)	(122)
	$61	$78

For each of the years ended December 31, 2017, 2016, and 2015, the amortization expense was $17. Amortization expense is expected to be $17 per year for 2018,  2019, and 2020, and $10 in 2021.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
(In thousands)	2017	2016
Bonus	$62	$906
Payroll	79	126
Vacation	55	91
Severance	1,160	385
Other accrued expenses	282	451
Total accrued expenses	$1,638	$1,959

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$12,887	$—	$—	$12,887
Marketable securities	$—	$—	$—	$—
Derivative warrant liability	$—	$4	$—	$4

	At December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$21,353	$—	$—	$21,353
Marketable securities	$—	$11,577	$—	$11,577
Derivative warrant liability	$—	$1,314	$—	$1,314

8. LOAN PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”). The loan agreement provided the Company with a $2,000 line of credit from the Commonwealth of Massachusetts’s Emerging Technology fund, with $200 designated to be used for working capital purposes and the remainder to be used for the purchase of capital equipment. The annual interest rate on the loan is fixed at 6.5% with interest-only payments for the first thirty months, commencing on November 1, 2012, and then equal interest and principal payments over the next fifty‑four months, until the final maturity of the loan on October 5, 2019. Commencing on May 1, 2015, equal monthly principal payments of $41 are due until loan maturity. Therefore, for the years ending December 31, 2018, and 2019, principal payments of $452 and $400, respectively, will be due. In October 2012, as part of the agreement, the Company issued MassDev a warrant for the purchase of 9,037 shares of the Company’s common stock. The warrant has a seven-year term and is exercisable at $6.64 per share. The fair value of the warrant was determined to be $32 and is being amortized through interest expense over the life of the note. For each of the years ended December 31, 2017, 2016, and 2015 amortization expense was $5, and was included in interest expense in the Company’s consolidated statements of operations. The equipment line of credit is secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan was $71,  $99, and $126 for the years ended December 31, 2017, 2016, and 2015, respectively.

At December 31, loans payable consisted of the following:

	December 31,
	2017	2016
MassDev Loan	$852	$1,275
Less: current portion	(452)	(423)
	$400	$852

9. INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded as the Company has incurred a net loss for all of the periods presented and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2017, the Company had U.S. federal and Massachusetts net operating loss carryforwards of $117,298 and $109,183, respectively, of which federal carryforwards will expire in varying amounts beginning in 2026. Massachusetts net operating losses begin to expire in 2029. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has completed several financings since its inception, which may have resulted in a change in ownership, or could result in a change in ownership in the future, but has not yet completed an analysis of whether an ownership change limitation exists. The Company will complete an appropriate analysis before its tax attributes are utilized. The Company also had federal and state research and development tax credits of $991 and $230, respectively, at December 31, 2017, which will begin to expire in 2022 unless previously utilized.

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act, including the effects on our existing deferred tax balances. In addition to the reduction in the federal corporate tax rate, which we have accounted for with provision estimates at December 31, 2017, we continue to analyze the provisions of tax reform that become effective for the Company in 2018 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, as well as other provisions which would limit the deductibility of future expenses.

As a result of the Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%.  This resulted in a decrease to our gross deferred tax assets and a corresponding decrease in our valuation allowance of $15,521. Any items reported are done so using provisional amounts until the initial accounting required by the Act is complete.  Additional time and resources are needed to ensure the correct implementation of the Act.

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2017	2016
Net operating loss carryforward	$31,533	$37,245
Research and development credit carryforward	1,173	1,065
Stock-based compensation	2,828	5,235
Depreciation and amortization	71	31
Accrued expenses	357	264
Charitable contributions	27	63
Subtotal	35,989	43,903
Valuation allowance	(35,989)	(43,903)
Net deferred taxes	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been provided. During the year ending December 31, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  As part of the adoption, the Company recorded through retained earnings additional deferred tax assets of $642 related to previously unrecognized tax losses with an equal and offsetting adjustment to the Company's valuation allowance.  The net impact of the adoption on the Company's deferred tax assets was $0. In the years ended December 31, 2017 and 2016, the valuation allowance decreased by $7,914 and increased $9,406, respectively.

The Company has no uncertain tax positions at December 31, 2017 and 2016 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of uncertain tax positions over the next twelve months. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differ from the same benefits computed using the Company’s effective tax rate primarily due to the following:

	December 31,
	2017	2016	2015
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of benefit	(4.7)%	(5.4)%	(3.5)%
Permanent differences:
Derivative losses	2.9%	(0.9)%	11.0%
Other	1.1%	0.2%	0.3%
Research and development tax credit	(0.2)%	(0.5)%	(0.4)%
Other	1.4%	0.5%	0.4%
Adoption of ASU 2016-09	7.4%	—%	—%
Increase / (decrease) in valuation reserve	(32.0)%	40.1%	26.2%
Change in federal tax rate	58.1%	—%	—%
Effective tax rate	0.0%	0.0%	0.0%

10. COMMON STOCK

The Company has authorized 100,000,000 shares of common stock, $0.00001 par value per share, of which 34,274,776, shares were issued and outstanding as of December 31, 2017 and 32,044,087 shares were issued and outstanding as of December 31, 2016.

During the year ended December 31, 2017, the Company issued an aggregate of 89,387 shares of common stock upon the exercise of stock options and received cash proceeds from such exercises of $26.

During the year ended December 31, 2017, the Company issued an aggregate of 3,464 shares of common stock upon the exercise of warrants and received cash proceeds from such exercises of $3.

During the year ended December 31, 2017, the Company issued an aggregate of  98,319 shares of common stock with a fair value of $183 to the Company’s 401(k) plan as a matching contribution.

During the year ended December 31, 2017, the Company issued an aggregate of  17,750 shares of common stock under the Company’s Employee Stock Purchase Plan (the “ESPP”) and received cash proceeds of $51.

During the year ended December 31, 2017, the Company issued an aggregate of 2,021,419 shares of common stock to certain holders of warrants, dated May 9, 2014, in exchange for their warrants to purchase an aggregate of 577,548 shares of common stock. The Company did not receive any cash proceeds from the warrant exchanges (see Note 13).

On January 25, 2018, we entered into a purchase and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which we have the right to sell up to $15,000 in shares of our common stock, $0.00001 par value per share, to Lincoln Park over a twenty-four-month period, subject to certain limitations and conditions set forth in the purchase agreement and registration rights agreement. In accordance with the terms of the purchase agreement, at the time we signed the purchase agreement and the registration rights agreement, we issued 429,800 shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement (see Note 19).

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

During the year ended December 31, 2016, the Company issued an aggregate of 16,729 shares of common stock under the ESPP and received cash proceeds of $91.

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

In July 2015, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may issue and sell from time to time shares of common stock having aggregate sales proceeds of up to $50,000 through an “at the market” equity offering program under which Cowen acts as the Company’s sales agent. The Company is required to pay Cowen a commission of 3% on the gross proceeds from the sale of shares of common stock under the Sales Agreement. The Company issued 388,245 shares of common stock under the Sales Agreement during the year ended December 31, 2015, providing cash proceeds of $3,442, net, through this facility.

Common Stock Reserves

As of December 31, 2017, the Company had the following reserves established for the future issuance of common stock as follows:

Reserves for the exercise of warrants	2,166,149
Reserves for the exercise of stock options	3,369,245
Reserves for the vesting of restricted stock units	500,000
Total Reserves	6,035,394

11. DERIVATIVE INSTRUMENTS

The warrants issued in connection with the Company’s May 2014 public offering to purchase 1,750,156 shares of the common stock (see Note 10) have anti-dilution protection provisions and, under certain conditions, require the Company to automatically reprice the warrants. Accordingly, these warrants are accounted for as derivative warrant liabilities. Through the date of the warrant exchange (Note 13), the Company used the Binomial Lattice option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for the warrants considered to be derivative instruments. As of December 31, 2017 the derivative warrant liability was insignificant. Changes in the fair value of the derivative financial instruments are recognized currently in the Company’s consolidated statement of operations as a derivative gain or loss. The warrant derivative gains or losses are non-cash expenses and for the years ended December 31, 2017, 2016, and 2015, a (gain) loss of $2,267,  $(593) and $10,804, respectively, were included in other income (expense) in the Company’s consolidated statement of operations.

The fair value of these derivative instruments at December 31, 2017 and 2016 was $4 and $1,314, respectively, and was included as a derivative warrant liability in current liabilities. The assumptions used principally in determining the fair value of warrants were as follows:

	December 31,
	2017		2016		2015
Risk-free interest rate	1.91%		1.20%		0.65%
Expected dividend yield	0%		0%		0%
Contractual term	1.35	years	2.4	years	3.4	years
Expected volatility	82%		89%		100%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.

The table below presents the changes in derivative warrant liability during the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$1,314	$1,907	$7,224
Increase in derivative liability prior to warrant exchange	3,029	—	—
Reduction in derivative liability due to warrant exchange	(3,537)	—	—
Repurchase of warrants	(40)	—	—
Fair value of derivative warrant liability reclassified to additional paid in capital	—	—	(16,121)
Increase (decrease) in the fair value of warrants	(762)	(593)	10,804
Balance at end of year	$4	$1,314	$1,907

12. STOCK OPTIONS

In 2007, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of December 31, 2017, there were options to purchase an aggregate of 46,476 shares of common stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

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

As of December 31, 2017, the total number of shares authorized for issuance under the 2015 Plan was 4,322,355 shares, consisting of 4,000,000 shares initially approved under the 2015 Plan plus the 322,355 shares that remained available for grant under the 2010 Plan at the time of its termination. Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2016, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan.

As of December 31, 2017, there were outstanding options to purchase an aggregate of 1,878,125 and 1,444,644 shares of common stock under the 2015 Plan and 2010 Plan, respectively. Options issued under the Plans are exercisable for up to 10 years from the date of issuance.

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

The 2015 ESPP is considered a compensatory plan with the related compensation cost recognized over each respective six month offering period. As of December 31, 2017, approximately $3 of employee payroll deductions had been withheld since July 1, 2017, the commencement of the offering period, and are included in accrued expenses in the accompanying balance sheet. The compensation expense related to the ESPP for the years ended December 31, 2017 and 2016 was $14 and $46, respectively, and is included in stock-based compensation expense. In January 2018, 4,691 shares that were purchased as of December 31, 2017 were issued under the ESPP.

Share‑based compensation

For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock‑based compensation expense of $4,106,  $5,063 and $4,666, respectively, net of forfeitures, inclusive of the expense related to the ESPP.

The fair value of each option award is estimated on the date of grant using the Black‑Scholes option pricing model, which uses the assumptions noted in the following table. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises within the valuation model. The expected term of options granted under the Plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (10 years) and the vesting period (generally, 48 months). For non‑employee options, the expected term is the contractual term. The risk‑free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The assumptions used principally in determining the fair value of options granted were as follows:

	December 31,
	2017	2016	2015
Risk-free interest rate	1.69 - 2.36%	1.20 - 1.52%	1.53 - 1.89%
Expected dividend yield	0%	0%	0%
Expected term (employee grants)	6.22 Years	5.99 years	6.00 years
Expected volatility	104%	111%	116%

A summary of option activity as of December 31, 2017 and changes for the year then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2016	3,193,785	$7.52
Granted	1,439,463	$3.94
Forfeited	(1,174,616)	$6.40
Exercised	(89,387)	$0.29
Outstanding at December 31, 2017	3,369,245	$6.57	7.14	$22
Vested at December 31, 2017	2,224,246	$7.54	6.22	$22
Vested and expected to vest at December 31, 2017	3,369,245	$6.57	7.14	$22

The weighted average grant‑date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $2.54,  $5.23, and $7.37 per share, respectively. The total fair value of options that vested in the years ended December 31, 2017, 2016, and 2015 was $3,837,  $5,179, and $5,144, respectively. As of December 31, 2017, there was $3,516 of total unrecognized compensation expense related to non‑vested share‑based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a period of 2.38 years at December 31, 2017.

Restricted Stock Unit

The following table summarizes the restricted stock unit (“RSU”) activity under the 2015 Equity Incentive Plan during the year ended December 31, 2017:

		Weighted-Average
	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2016	—	$—
Granted	595,000	1.06
Vested	—	—
Forfeited	(95,000)	1.25
Unvested balance at December 31, 2017	500,000	$1.03

For the year Ended December 31, 2017, the Company issued 595,000 RSUs to employees. These RSUs are subject to time-based vesting. For the year ended December 31, 2017, the Company recorded stock-based compensation expense of $40 related to the time-based RSUs. As of December 31, 2017, total unrecognized compensation expense related to non-vested RSUs amounted to $474, which the Company expects to recognize over a remaining weighted-average of 2.95 years. There are 500,000 RSUs subject to time-based vesting that remain unvested and outstanding at December 31, 2017.

13. WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at December 31, 2017:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2012	Equity	6,054	$6.64	10/5/2019
2014	Liability	13,429	$0.83	5/9/2019
2016	Equity	2,146,666	$10.00	3/18/2021
Total		2,166,149
Weighted average exercise price			$9.93
Weighted average life in years				3.20

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

At inception, the fair value of the warrants was estimated at $11,726 using a Black-Scholes model with the following assumptions: expected volatility of 112.82%, risk free interest rate of 1.34%, expected life of five years and no dividends.

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

Warrant Exchange

On August 10, 2017, the Company entered into exchange agreements with certain holders of the liability classified warrants, dated May 9, 2014, to exchange such warrants for shares of common stock equivalent to 3.5 times the number of shares of common stock issuable to such holders at the $3.87 exercise price under the warrants as of the date of the exchanges. The Company issued an aggregate of 2,021,419 shares of common stock to the warrant holders in exchange for their warrants to purchase an aggregate of 577,548 shares of common stock. The warrants exchanged in this transaction were subsequently cancelled and terminated.

The Company re-measured the fair value of the exchanged warrants immediately prior to the exchange and recorded a $3,029 derivatives loss on the statement of operations and a corresponding increase to the warrant liability on the balance sheet. The fair value of the warrants immediately prior to the exchange was equivalent to 2,021,419 shares of common stock at the Company’s closing stock price of $1.75 on August 9, 2017, the day before execution of the exchange. As a result of the exchange, the Company recorded the settlement by removing the derivative liability related to the exchanged warrants and recorded the issuance of common stock for $3,537.

As a result of the Company’s issuance of common stock in exchange for certain of the warrants, the per share exercise price of the remaining warrants, dated May 9, 2014, was adjusted downwards from $3.87 per share to $0.83 per share and additional warrants were issued such that the remaining warrants were exercisable at the time for an aggregate of 48,507 shares of common stock. The remaining 2014 warrants are subject to further adjustment in the event of sales of the Company’s common stock at a price per share less than the exercise price of the remaining 2014 warrants then in effect (or securities convertible or exercisable into common stock at a conversion or exercise price less than the exercise price then in effect).

Warrant Cancellation

In the fourth quarter of 2017, we entered into warrant cancellation agreements with certain remaining holders of our warrants, dated May 9, 2014, to cancel and terminate such warrants for total cash consideration of $40. As of December 31, 2017, the remaining warrants were exercisable for an aggregate of 13,429 shares of common stock.

14. EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “Plan”) covering all employees. Employees must be 21 years of age in order to participate in the Plan. Under the Plan, the Company has the option to make matching contributions. For the years ended December 31, 2017, 2016 and 2015, the Company made matching contributions in the form of shares of the Company’s common stock. For the years ended December 31, 2017, 2016, and 2015, the Company issued 98,319,  37,528, and 17,437 shares of its common stock, respectively, with related fair values of $183,  $208, and $201, respectively, which were recorded as expense in the statement of operations.

15. INTELLECTUAL PROPERTY LICENSE

In July 2007, the Company entered into a worldwide exclusive license (the “BCH License”) for patents co-owned by Boston Children’s Hospital (“BCH”) and the Massachusetts Institute of Technology initially covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. During 2011, the BCH License was amended, and the Company obtained additional rights for use in the field of peripheral nerve injuries. The BCH License, as amended, has a 15‑year term, or as long as the life of the last expiring patent right thereunder, whichever is longer, unless terminated earlier by the licensor, under certain conditions as defined in the related license agreement. In connection with the BCH License, the Company paid an initial $75 licensing fee and is required to pay certain annual maintenance fees, milestone payments and royalties. License fees are capitalized and the gross total at December 31, 2017 and 2016 was $200 (see Note 5). The Company accounts for milestone payments, maintenance fees and royalties when they become due and payable. For the year ended December 31, 2017, the Company expensed milestone payments of $175.

16. COMMITMENTS AND CONTINGENCIES

Leases

On November 30, 2011, the Company entered into a commercial lease for 26,342 square feet of office, laboratory and manufacturing space in Cambridge, Massachusetts (as amended on September 17, 2012 and October 31, 2017, the “Cambridge Lease”). The term of the Cambridge Lease is six years and three months, with one five‑year extension option. On August 21, 2017, the Company exercised its option for the five-year extension on the Cambridge Lease. The five-year renewal lease term commences on November 1, 2018 and ends on October 31, 2023. The terms of the Cambridge Lease require a standby letter of credit in the amount of $311 (see Note 2).

The Cambridge Lease contains rent holidays and rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the term of the Cambridge Lease and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of December 31, 2017 and 2016, the amount of the deferred rent liability is $397 and $276, respectively.

It is the Company’s policy to assess whether improvements made to the space rented under operating leases should be accounted for as “lessor” or “lessee” assets. Such costs are recorded as leasehold improvements, which are amortized to rent expense over the term of the Cambridge Lease. As of December 31, 2017 and 2016, such leasehold improvements totaled $61 and $143, net of accumulated depreciation.

Pursuant to the terms of the non‑cancelable lease agreements in effect at December 31, 2017, the future minimum rent commitments are as follows:

Year Ended December 31,
2018	1,380
2019	1,959
2020	2,018
2021	2,078
2022	2,141
Thereafter	1,828
Total	$11,404

Total rent expense for the years ended December 31, 2017, 2016, and 2015, including month‑to‑month leases, was $1,231,  $918 and $1,123, respectively.

On March 31, 2016, the Company entered into a short-term lease, as subtenant, to sub-lease 5,233 square feet of our Facility (the “Sublease”). The lease term was from April 1, 2016 through January 31, 2017. On March 31, 2016, the Company received $51 covering the first month’s rent and a security deposit under the terms of the Sublease. The funds received for the security deposit, $26, were classified as a component of accrued expenses on balance sheet as of December 31, 2016. In connection with the CRISPR Sublease, the Company received sublease income of $26 and $230 for the year ended December 31, 2017 and 2016, respectively, which was recorded as an offset to rent expense. The Sublease was terminated on January 31, 2017.

On June 13, 2017, the Company entered into a short-term lease, as subtenant, to sublease 5,233 square feet of the Facility (the “Moderna Sublease”). The lease term is from July 1, 2017 through October 26, 2018. On June 19, 2017, the Company received a $55 security deposit under the terms of the Moderna Sublease. This security deposit is classified as a component of accrued expenses on the balance sheet as of December 31, 2017. In connection with the Moderna Sublease, the Company received sublease income of $164 for the year ended December 31, 2017, which was recorded as an offset to rent expense.

Compensation Commitment

The Company entered into a compensation arrangement with an executive during September 2016 which provided for a future cash payment by the Company to the executive based on the February 13, 2017 stock price of the executive’s former employer. The award was earned over a period of one year. The expense related to the compensation arrangement was $174 and $101 for the years ended December 31, 2017 and 2016 respectively. As of December 31, 2017 we had made all payments to the executive.

Lawsuits with Former Employee

In November 2013, the Company filed a lawsuit against Francis Reynolds, its former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, and corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500 worth of personal and/or exorbitant expenses that the Company alleges Mr. Reynolds inappropriately caused it to pay while he was serving as the Company’s Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Company’s Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against the Company and the Company’s Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims related to Mr. Reynolds’s allegations that the Company and the Company’s Board of Directors interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options that he did not receive. On January 9, 2014, the Company, along with the directors named in the counterclaims, filed the Company’s answer denying that Mr. Reynolds is entitled to any relief. The parties have completed discovery. On March 3, 2017, the counterclaim defendants filed a motion for summary judgement on all counterclaims asserted by Mr. Reynolds. On October 18, 2017, the Court allowed the motion for summary judgment in substantial part, and denied it in part. The Court, citing disputed issues of fact, declined to dismiss the counterclaims for breach of contract, breach of implied covenant of good faith and fair dealing, and declaratory judgment concerning Mr. Reynolds’ attempted exercise of certain stock options, which Mr. Reynolds claims is the equivalent of 47,864 shares of common stock, but dismissed all other claims asserted by Mr. Reynolds. The trial is scheduled to begin on June 16, 2018.

The Company intends to continue to defend itself against these claims and, to date, the Company has not recorded any provision for losses that may arise.

17. RESTRUCTURING

On August 28, 2017, the Company implemented a strategic restructuring. In conjunction with the strategic restructuring, the Company completed a reduction in force eliminating approximately 39% of its workforce. For the year ended December 31, 2017, the Company recorded $898 in restructuring expenses, including employee severance benefits and related costs, as well as a write-off of certain fixed assets.

The following table summarizes the restructuring costs by category for the periods indicated:

	Year Ended December 31, 2017
	Cash	Non Cash (1)	Total
Research and development	$669	$41	$710
General and administrative	188	—	188
	$857	$41	$898

(1) The non-cash restructuring expenses represent write-offs of certain fixed assets in connection with the restructuring. The write-offs were recorded as a charge to research and development expense on the statement of operations.

The following table summarizes the restructuring reserve for the periods indicated:

Year Ended
December 31, 2017
Restructuring reserve beginning balance	$—
Cash restructuring expenses incurred during the period	857
Amounts paid during the period	(509)
Restructuring reserve ending balance	$348

18. RELATED PARTY TRANSACTIONS

In January 2017, the Company entered into a consulting agreement with Dr. Robert Langer, a member of our Scientific Advisory Board, who at the time of entering into the consulting agreement was a holder of over 5% of the Company’s common stock, for certain consulting services. Dr. Langer was one of the original co-founders of the Company. Pursuant to the terms of the agreement, the Company initially agreed to pay Dr. Langer $250 per year in consulting fees, but that amount was reduced effective October 2017 to $100 per year in consulting fees. For the year ended December 31, 2017 the Company paid Dr. Langer $204 in consulting fees.

19. SUBSEQUENT EVENTS

On January 25, 2018, the Company entered into a purchase and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which the Company has the right to sell up to $15,000 in shares of common stock, $0.00001 par value per share, to Lincoln Park over a twenty-four-month period, subject to certain limitations and conditions set forth in the purchase agreement and registration rights agreement. In accordance with the terms of the purchase agreement, at the time the Company signed the purchase agreement and the registration rights agreement, the Company issued 429,800 shares to Lincoln Park as consideration for its commitment to purchase shares of its common stock under the purchase agreement. In addition, as of March 12, 2018 the Company had drawn $2,252 against the purchase agreement and issued an aggregate of 3,344,769 shares.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2017, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

With the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting.  This report appears on page 53 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION (dollar amounts in thousands)

Sale of Shares to Lincoln Park

On January 25, 2018, we entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”).  The common stock that has been and may be issued under the purchase agreement was and will be offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. Lincoln Park represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring such shares under the purchase agreement for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.  In connection with the purchase agreement, we have registered for re-sale an aggregate of 10,700,000 shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-222738) (the “Registration Statement”).  Although the purchase agreement provides that we may sell up to $15,000 of our common stock to Lincoln Park, depending on the market prices of our common stock at the time we elect to issue and sell shares to Lincoln Park under the purchase agreement, we may need to register for resale under the Securities Act additional shares of our common stock in order to receive aggregate gross proceeds equal to the $15,000 total commitment available to us under the purchase agreement. We may not sell more than the 10,700,000 shares registered under such registration statement to Lincoln Park unless we first register for resale under the Securities Act any such additional shares.  If all of the 10,700,000 shares covered by the Registration Statement were issued and outstanding such shares would represent 28% of the total number of shares of our common stock outstanding as of March 9, 2018.  At the time we signed the purchase agreement, we issued 429,800 shares of common stock (the “Commitment Shares”) to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement. Between January 25, 2018 through March 12, 2018, we issued an aggregate of 3,344,769 shares (exclusive of the Commitment Shares) to Lincoln Park for an aggregate purchase price of $2,300.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board currently consists of seven directors serving on a classified board, consisting of three classes. The directors in each class serve a three-year term. The terms of each class expire at successive annual meetings so that the stockholders elect one class of directors at each annual meeting. Directors appointed due to an increase in the size of the Board may be filled by the Board for a term of office continuing only until the next election of directors by the Company’s stockholders. Our directors and executive officers as of March 12, 2018 are as follows:

NAME	AGE	CURRENT POSITION
Richard Toselli	60	President, Chief Executive Officer, and Director (1)
Christopher McNulty	41	Chief Financial Officer
Christina Morrison	51	Director
C. Ann Merrifield	66	Director, Chair of the Board
Jeffrey S. Hatfield	60	Director
Daniel R. Marshak	60	Director
Kenneth DiPietro	59	Director
Richard J. Roberts	74	Director

(1)	Dr. Toselli became our President and Chief Executive Officer, and a director effective February 2, 2018.

Biographical and certain other information concerning our executive officers and directors is set forth below.

Richard Toselli, 60, has served as our President and Chief Executive Officer, and a director since February 2018. Prior to being appointed President and Chief Executive Officer, Dr. Toselli served as our Acting Chief Executive Officer from December 2017 to February 2018. Since July 2017, Dr. Toselli has also served as our Chief Medical Officer. Before joining the Company, Dr. Toselli served as the Chief Medical Officer for Cochlear Limited, a medical device company, from June 2016 until March 2017. Prior to that, Dr. Toselli served at Sanofi, a pharmaceutical company, from July 2012 to June 2016 in various levels of increasing responsibility, including Vice President of Global Medical Affairs — Immunology and Inflammation, Biologics Division; Vice President of Global Medical Affairs and Head of the Biosurgery Discovery Performance Unit; and Vice President of Global Medical Affairs, Biosurgery. Before his time at Sanofi, he served as Chief Medical/Technology Officer for Covidien Public Limited Company (now Medtronic Public Limited Company), a medical device company, and earlier held the position of Vice President of Evidence-Based Medicine for the device sector at Johnson & Johnson, a medical device, pharmaceutical and consumer packaged goods manufacturing company. Prior to that, Dr. Toselli held various roles at DePuy Synthes Spine, Inc., a medical device company, including Director of Medical Affairs, Worldwide Vice President of Research and Development, and Worldwide Vice President of Clinical Evidence and External Relations. Dr. Toselli holds a bachelor of arts from Providence College, his medical degree from Brown University, and a masters of business administration from the UNC’s Kenan-Flagler Business School. Dr. Toselli is a board-certified neurological surgeon.

Christopher McNulty, 41, has served as our Chief Financial Officer since March 2017. Prior to being appointed Chief Financial Officer, Mr. McNulty served as our Senior Vice President, Business Development & Investor Relations. In that role, he has led the Company’s business development and partnering activities as well as corporate communications, including investor relations and public relations. From June 2014 to August 2015, he served as the Company’s Vice President, Business Development and Investor Relations, and from November 2013 to July 2014, he served as the Company’s Vice President, Business Development. Prior to joining the Company, Mr. McNulty served at Repligen Corporation, a pharmaceutical and bioprocessing company, from 2010 to 2013, most recently as Senior Director of Business Development. From 2009 to 2010, he was Director of Corporate Development at Seventh Sense Biosystems, Inc., a medical device company. From 2006 to 2009, Mr. McNulty served at Genzyme Corporation, a biotechnology company, most recently as Associate Director of Alliance Management and Business Development. Before joining Genzyme, Mr. McNulty held technical roles at Transform Pharmaceuticals, Inc. from 2000 to 2004 and at Cereon Genomics, LLC from 1998 to 2000. Mr. McNulty received his B.S. and M.Eng. degrees in electrical engineering and computer science from the Massachusetts Institute of Technology. He also holds an M.B.A. from Harvard Business School.

Christina Morrison, 51, has served as a director of our company since June 2016. Ms. Morrison has served as Chief Financial Officer of Biograph Inc, an information technology and services company, since July 2017.Previously, Ms. Morrison served as the Senior Vice President of Finance of Aramark, a foodservice, facilities and uniform services provider, from June 2013 until July 2016. Prior to joining Aramark, Ms. Morrison was Senior Vice President of Business and Financial Planning at Merck & Co., Inc., a publicly traded pharmaceutical company, from November 2009 to June 2013. Before that, Ms. Morrison spent five years at Wyeth Pharmaceuticals, a publicly traded pharmaceutical company, serving in a number of leadership roles including Senior Vice President and Chief Financial Officer of the pharmaceutical division. Ms. Morrison holds an M.B.A. from the Tuck School of Business at Dartmouth College and a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Morrison brings to our Board significant financial experience and a decade of experience in the pharmaceutical industry.

C. Ann Merrifield,  66, has served as the Chair of the Board since December 2017 and has been a director of our company since November 2014. She also serves as a director of Flexion Therapeutics, a public biotechnology company and Juniper Pharmaceuticals, a public specialty pharmaceutical company. Ms. Merrifield most recently served as President, Chief Executive Officer, and a director of PathoGenetix, Inc., a genomics company focused on developing an automated system for rapid bacterial identification, from 2012 until July 2014 when the company filed for Chapter 7 bankruptcy. Prior to then, she spent 18 years at Genzyme Corporation, serving in a number of leadership roles including President of Genzyme Biosurgery, President of Genzyme Genetics and Senior Vice President, Business Excellence. Ms. Merrifield also serves as trustee and director on several other boards including Veritas Genetics, Partners Continuing Care, the post-acute care services division of Partners HealthCare; the YMCA of Greater Boston; and MassMutual Premier, MML, and Select/MML II Funds. She holds a B.A. in zoology and a Master of Education from the University of Maine, and an M.B.A. from the Tuck School of Business at Dartmouth College. Ms. Merrifield brings to our Board an invaluable amount of experience and expertise over her long career in the life sciences industry.

Jeffrey S. Hatfield,  60,  has been a director of our company since November 2016. Mr. Hatfield has served as Chief Executive Officer and Board Member of Zafgen, Inc. since October 2017. Mr. Hatfield also serves as a director of aTyr Pharma, Inc., a publicly traded biotherapeutics company and Miragen Therapeutics Inc., a publicly traded biopharmaceutical company. Previously, he served as President, Chief Executive Officer and Board Member of Vitae Pharmaceuticals, Inc., a pharmaceutical company, from March 2004 until September 2016, when Allergan Plc entered into a definitive agreement to purchase Vitae Pharmaceuticals. Prior to joining Vitae Pharmaceuticals, Mr. Hatfield worked at Bristol-Myers Squibb, a biopharmaceutical company, which he joined in 1985. While at Bristol-Myers Squibb, Mr. Hatfield held a variety of executive positions, including Senior Vice President of Bristol-Myers Squibb’s Virology and Immunology Divisions from 2000 to 2004; President and General Manager, Canada from 1997 to 2000; and Vice President, U.S. Managed Health Care from 1996 to 1997. In 2014, Mr. Hatfield became a director of Ambit Biosciences, a biopharmaceutical company. Mr. Hatfield holds an M.B.A. from The Wharton School, University of Pennsylvania and received a bachelor’s degree in Pharmacy from Purdue University. Mr. Hatfield brings to our Board extensive experience in general management and over 30 years of experience in the biopharmaceutical industry.

Daniel R. Marshak, Ph.D.,  60, has been a director of our company since September 2014. Dr. Marshak has served as Chief Scientific Officer of Ferghana Partners, an investment banking firm servicing the life sciences sector, since December 2016. Previously, he served as Senior Vice President and Chief Scientific Officer for PerkinElmer, Inc., a human and environmental health company, from 2006 until September 2014. Prior to joining PerkinElmer in 2006, Dr. Marshak was Vice President and Chief Technology Officer, Biotechnology, for Cambrex Corporation. Dr. Marshak has received numerous awards for scientific and academic achievements and is named as inventor on six issued U.S. patents. He currently serves on the International Society for Stem Cell Research Global Advisory Council and served on its board of directors from July 2008 to June 2014. Dr. Marshak is the author of more than 100 scientific publications, including one textbook, and has been the editor of five monographs. He recently held an appointment as Adjunct Associate Professor at the Johns Hopkins University School of Medicine and previously taught graduate biochemistry as an Assistant Professor at the State University of New York. Dr. Marshak received his B.A. degree in biochemistry and molecular biology from Harvard University, and he holds a Ph.D. in biochemistry and cell biology from The Rockefeller University. Dr. Marshak brings to our Board extensive industry experience and a deep understanding of the science and technology behind our business.

Kenneth DiPietro, 59, has been a director of our company since December 2012. Mr. DiPietro served as Executive Vice President, Human Resources of Biogen, Inc., a publicly-traded biotechnology company, from January 2012 until May 2017. Mr. DiPietro joined Biogen from Lenovo Group, where he served as Senior Vice President, Human Resources from May 2005 until June 2011. From 2003 to 2005, he served as Corporate Vice

President, Human Resources at Microsoft Corporation, and as Vice President, Human Resources at Dell Inc. from 1999 to 2002. Prior to that, he spent 17 years at PepsiCo, serving in a range of human resource and general management positions. Mr. DiPietro holds a B.S. degree in Industrial and Labor Relations from Cornell University. As a human resources senior executive, Mr. DiPietro brings broad cultural transformation, organizational development and corporate re-engineering experience to our Board.

Richard J. Roberts, Ph.D., 74, has been a director of our company since October 2010 and a director of InVivo Therapeutics Corporation, our wholly-owned subsidiary, since November 2008. Dr. Roberts initially joined InVivo Therapeutics Corporation’s Scientific Advisory Board in June 2007 and continued as a member of our Scientific Advisory Board. He has served as Chief Scientific Officer at New England Biolabs, a life sciences company, since February 2007. Dr. Roberts was awarded the 1993 Nobel Prize in Physiology of Medicine along with Phillip Allen Sharp for the discovery of introns in eukaryotic DNA and the mechanism of gene-splicing. He holds a B.Sc. in Chemistry and a Ph.D. in Organic Chemistry from the University of Sheffield, U.K. Dr. Roberts brings the Board his significant experience and understanding of the science and technology involved in our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2017, no person required to file reports under Section 16(a) of the Exchange Act failed to file such reports on a timely basis during such fiscal year.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, as amended, that applies to all employees, officers, and directors of our company, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is available on the “Corporate Governance” page of the “Investor Relations” section of our website at www.invivotherapeutics.com. A copy of our Code of Business Conduct and Ethics can also be obtained free of charge by contacting our Secretary, c/o InVivo Therapeutics Holdings Corp., One Kendall Square, Suite B14402, Cambridge, MA 02139. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website.

Audit Committee

The Board has established an audit committee which operates under a charter that has been approved by the Board. A copy of the audit committee charter is posted on the Investor Relations section of our website, which is located at www.invivotherapeutics.com. The current members of our Audit Committee are Ms. Morrison (Chairwoman), Mr. Hatfield, Dr. Marshak, and Ms. Merrifield.

The Board has determined that Ms. Morrison is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis explains our compensation philosophy, objectives, policies, and practices with respect to our Chief Executive Officer and our other named executive officers. For 2017, our named executive officers are:

•	Richard Toselli, our President, Chief Executive Officer, and a director, who formerly served as our Acting Chief Executive Officer from December 2017 to February 2018;

•	Christopher McNulty, our Chief Financial Officer;

•	Pamela Stahl, our former Chief Commercial Officer, who resigned from the Company effective March 7, 2018;

•	Tamara Joseph, our former SVP, General Counsel and Chief Compliance Officer, who resigned from the Company effective February 7, 2018;

•	Mark D. Perrin, our former Chief Executive Officer and former Chairman of the Board; who resigned from the Company effective December 18, 2017;

•	Thomas Ulich, M.D., our former Chief Scientific Officer; whose position with the Company was eliminated on August 28, 2017 as part of a strategic corporate restructuring; and

•	Melanie Morel-Ferris, our former interim Chief Financial Officer; who served in this capacity from January 2, 2017 through March 28, 2017 and who resigned from the Company effective October 27, 2017.

Compensation Philosophy and Objectives

The primary objectives of our executive compensation program are to attract, motivate, retain and reward high-quality executives, to compensate our executives with a “pay-for-performance” philosophy that rewards executives for meeting performance-based goals, and to align the interests of our executives with our stockholders by having equity-based compensation as an important portion of our executives’ total compensation.

As part of our overall compensation philosophy, we target the 25th percentile of our peer group companies for target cash compensation to our executive officers, and the median of our peer group companies for their total direct compensation (cash plus equity-based compensation). Our annual bonus program is based on the achievement of certain corporate performance goals and, in the case of our named executive officers other than our Chief Executive Officer, individual performance goals. This approach enables us to deploy more of our cash resources to advancing our clinical development programs while providing executives with strong equity opportunities, further linking their interests with those of our stockholders. In addition to aligning our compensation practices for our named executive officers with comparable companies in our industry, we also seek to have an executive compensation structure that is fair relative to other professionals within our company. Our objective is to foster a performance-oriented culture, where individual performance is aligned with business objectives and the creation of long-term stockholder value.

Role of the Compensation Committee

The Compensation Committee approves or recommends to the Board for approval the compensation of our Chief Executive Officer and all other executive officers, administers our incentive compensation and stock plans and oversees our employee benefit plans. Our Compensation Committee is appointed by the Board and consists entirely of directors who are “independent” under the NASDAQ Listing Rules, “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee is currently composed of Messrs. DiPietro and Hatfield and Drs. Marshak and Roberts.

Compensation-Setting Process

The Compensation Committee reviews and recommends to our Board the compensation of our Chief Executive Officer, and reviews and approves, with input from management, the compensation of our other executive officers, including our named executive officers. This review is based on an evaluation of each officer’s performance, corporate goals and objectives, and such other information as the Compensation Committee may request, including surveys of executive compensation practices at comparable companies.

Role of our Management

Our Chief Executive Officer and our human resources and finance departments work together to develop and prepare materials requested by and to be presented to the Compensation Committee, including analyses of financial data, peer data comparisons, and other briefing materials. Our Chief Executive Officer and our Vice President, Human Resources present the compensation proposals for our named executive officers (other than our Chief Executive Officer), along with any background information, to the Compensation Committee for review and consideration. The Compensation Committee may approve, modify, or reject those proposals, or may request additional information from management on those matters. Our Chief Executive Officer does not attend any portion of meetings at which his compensation is determined.

Role of Independent Compensation Consultant

Pursuant to its charter, the Compensation Committee has the authority to select and retain independent compensation consultants or advisors, at our expense, to assist it in carrying out its duties and responsibilities. In 2017 the Compensation Committee engaged Pearl Meyer to perform duties requested by the committee including:

•	providing recommendations on the composition of the Peer Group described under Competitive Market Assessment below;

•	analyzing executive compensation in comparison to market benchmarks;

•	updating the Compensation Committee on executive compensation market trends; and

•	advising the Committee on the 2017 short-term and long-term incentive designs.

The consultant spoke with the chair of the Compensation Committee, as well as with management, in preparing for committee meetings, regularly attended committee meetings and met from time to time in executive session with the Compensation Committee without the presence of management.

Competitive Market Assessment

On an annual basis, the Compensation Committee reviews, with its compensation consultant, relevant market benchmarks for the Company’s executive compensation. The Compensation Committee uses this information to ensure that it is acting on an informed basis and to establish points of reference to determine whether and to what extent it is establishing competitive levels of compensation for our named executive officers.

For 2017 compensation decisions, the Compensation Committee considered compensation information of peer group public companies in the biotechnology and pharmaceutical industries. The criteria for selection of the companies in the peer group included the size of a company, its business development stage, and how recently a company had become publicly owned. All companies in the peer group have less than 300 employees and a primary industry focus of pharmaceutical products, diagnostic substances, or therapeutic preparations, with most peers having products in the preclinical to phase II product development stages. Companies were selected with various revenue sizes because we are recruiting from and competing for executive talent with companies that are generating revenue. For 2017, the peer group companies consisted of:

Acceleron Pharma, Inc.	Epizyme, Inc.
Agenus Inc.	Flexion Therapeutics, Inc.
Akebia Therapeutics, Inc.	Genocea Biosciences, Inc.
AxoGen Inc.	Idera Pharmaceuticals, Inc.
Cerulean Pharma Inc.	Organovo Holdings Inc.
Curis, Inc.	OvaScience, Inc.
Dicerna Pharmaceuticals, Inc.	Sarepta Therapeutics, Inc.
Dimension Therapeutics Inc.	Verastem, Inc.
Eleven Biotherapeutics, Inc.	ZIOPHARM Oncology, Inc.
Enanta Pharmaceuticals, Inc.

The Compensation Committee also considered market data compiled by Pearl Meyer from industry-relevant published compensation survey data, employing the appropriate headcount and executive role perspectives, as an additional market check.

Say-on-Pay Advisory Vote

Our most recent shareholder advisory vote on executive compensation was held at our 2016 annual meeting of stockholders.  At our 2016 annual meeting, approximately 84% of the votes cast approved the compensation of our named executive officers as disclosed in the proxy statement delivered to our stockholders in connection with the 2016 annual meeting. We understood this to mean that stockholders generally approved of our compensation policies and determinations in 2016. However, the Compensation Committee still undertook a review of our compensation policies and determinations following the 2016 annual meeting. After this review and in consideration of evolving best practices in executive compensation by comparable public companies in our industry, upon the recommendation of the Compensation Committee, we determined not to make any significant changes to our executive compensation decisions and policies.

Elements of Executive Compensation Program

Generally, our executive compensation program consists of five components: base salary, annual bonus incentives, long-term equity incentives, benefits, and severance or termination protection.

Base Salary.  Base salary is the primary fixed component of our executive compensation program. The Compensation Committee believes that a competitive base salary is necessary to attract and subsequently retain a management team with the requisite skills to lead our company. The Compensation Committee typically reviews salaries for potential adjustments in January of each fiscal year and may make adjustments at other times as needed. Generally, our Compensation Committee believes that adjustments to base salary should reflect the responsibilities of the executive, the executive’s performance for the preceding year, demand in the market for the particular executive position, and the pay of the other members of the executive team, as well as targeting our cash compensation at the 25th percentile of our peer group companies. Base salaries for our named executive officers are further described below.

Annual Incentive Bonus Plan.  Our annual incentive bonus plan provides performance-based incentives that motivate and reward achievement of corporate and individual performance goals. Under the annual incentive bonus plan, goals are set at the beginning of each year that are appropriate in light of our business plans and take into consideration our financial, operational and strategic priorities. Currently, payouts under our annual incentive bonus plan to our Chief Executive Officer are based on the achievement of corporate objectives, and for other named executive officers, payouts are based on a combination of corporate objectives and individual performance goals. Corporate objectives are recommended by the Committee, with input from management and an independent eternal compensation consultant, and discussed with and approved by the Board. Individual performance goals for our named executive officers, other than our Chief Executive Officer, are determined by the Compensation Committee with input from our Chief Executive Officer and are intended to measure our executive officers’ achievement of specific projects. At the end of each year, the Compensation Committee determines the degree to which individual performance goals have been met. The Board determines the degree to which corporate performance objectives have been met and the associated payouts to each named executive officer. The Compensation Committee may grant bonuses that are above, at, or below the individual target bonus for named executive officers, except the Chief Executive Officer, based on the level of achievement if it determines that such bonuses are warranted and are in the best interests of our company and our stockholders. The Board may grant the Chief Executive Officer a bonus that is above, at, or below the target bonus based on the level of achievement of corporate objectives if it determines that such bonus is warranted and is in the best interests of the Company and our stockholders. Goals, results and approved payouts under our annual incentive plan for 2017 are further described below.

Long-Term Equity Incentives.    Consistent with the practices of peer group companies, we provide equity incentive compensation to our named executive officers. These awards aim to align the interests of our executive officers with those of our stockholders to create long-term stockholder value, as well as motivate and retain talented executives.

Our named executive officers are eligible to receive annual equity awards, although an annual award is not guaranteed. Individual equity award determinations for named executive officers, except the Chief Executive Officer, are made by the Compensation Committee with respect to the frequency and size of the equity award to be granted to the named executive officers. The determination for equity awards for the Chief Executive Officer is recommended by the Compensation Committee to the Board and approved by the Board, with respect to the frequency and size of the equity award to be granted to the Chief Executive Officer. In making these determinations, the Compensation Committee considers performance relative to the strategic and financial objectives of our company and the individual performance of each named executive officer. Our equity awards generally vest over a four-year period, with 25% vesting on the first anniversary of the date of grant and thereafter on a monthly basis in 36 equal installments. At the time of hire, we typically provide our named executive officers with an equity incentive award in the form of stock options although we have also granted restricted stock units, or RSUs, in connection with hire.

We currently grant stock options and restricted stock units and not other forms of equity to our executive officers because we believe stock options and restricted stock units are consistent with the risk profile of a pre-commercial company. We review our program annually to determine the appropriate form and terms of awards given the business strategy.

Benefits and Perquisites.  We provide the following benefits to our named executive officers generally on the same basis as the benefits provided to all employees: medical, dental and vision insurance, including a flexible spending account option, life insurance, short and long-term disability, and certain commuting expenses. We also match, in the form of shares of our common stock, contributions to our 401(k) profit sharing plan, in amounts up to 5% of each named executive officer’s annual compensation. Our matching contributions become 100% vested after the employee has been employed by us for four years. In addition, in 2015 we adopted, and our stockholders approved, an employee stock purchase plan to allow our employees to purchase shares of our common stock at a discount using after-tax payroll deductions. We may also provide additional benefits or perquisites under contractual agreements to our named executive officers, including housing allowances and commuting expenses.

Severance/Termination Benefits.  Under contractual agreements with our named executive officers, we have agreed to provide severance payments in connection with the termination of the executive, including in connection with a change in control. These arrangements are described in the Executive Compensation section under “Potential Payments upon Termination or Change in Control.”

Compensation Decisions for 2017

Base Salaries.  The initial base salaries of our named executive officers were determined upon each officer’s hire based on such officer’s industry experience, expertise, and demand within our industry, and may be adjusted from time to time following hiring. Please see the Summary Compensation Table below for the actual amounts paid to our named executive officers in 2017.

	2016		2017
Named Executive Officer	Salary ($)(1)	Increase %	Salary ($)(2)
Richard Toselli(3)	n/a	n/a	435,000
Mark Perrin(4)	445,050	16.6%	519,000
Christopher McNulty(5)	276,863	11.6%	309,000
Melanie Morel-Ferris(6)	155,000	16.1%	180,000
Pamela J. Stahl(7)	335,000	—%	335,000
Tamara Joseph(8)	256,680	3.4%	265,491
Thomas Ulich (9)	336,375	3.8%	349,000

(1)	Annual salaries as of January 1, 2016, including any annual increase, for incumbent executive officers, and as of the start date for new executive officers hired mid-year.
(2)	Annual salaries as of January 1, 2017, including any annual increase, for incumbent executive officers, and as of the start date for new executive officers hired mid-year.
(3)	Dr. Toselli joined our company as Acting Chief Executive Officer effective December 18, 2017 and began serving as President, Chief Executive Officer, and Director effective February 2, 2018.
(4)	Mr. Perrin resigned from our company effective December 18, 2017. Mr. Perrin’s annual salary increase contemplated the elimination of certain allowances relating to relocation.
(5)

In addition to an annual increase, Mr. McNulty’s salary increased from $309,000 to $335,000 on March 28, 2017, following his promotion to Chief Financial Officer and Mr. McNulty’s salary increased from $276,863 to $300,000 on June 13, 2016 in connection with expanded responsibilities.

(6)	In addition to an annual increase, Ms. Morel-Ferris’ salary increased in connection with her assumption of the acting Chief Financial Officer duties on January 2017.
(7)	Ms. Stahl resigned from our company effective March 7, 2018.
(8)	Ms. Joseph resigned from our company effective February 7, 2018.
(9)	Dr. Ulich’s employment was terminated on August 28, 2017 as part of a strategic corporate restructuring.

Annual Incentive Bonuses.  All of our named executive officers were eligible to participate in our 2017 incentive bonus plan, which consisted of corporate objectives and, for our named executive officers other than our Chief Executive Officer, individual objectives. For each of our executive officers, the Compensation Committee sets a target bonus amount expressed as a percentage of base salary. For 2017, the target bonus amount was set at 50% of base salary for our Chief Executive Officer and 35% of base salary for our other named executive officers.

For our named executive officers other than our Chief Executive Officer, the 2017 incentive bonus was weighted 75% to achievement of corporate objectives and 25% to achievement of individual objectives. For Mr. Perrin, our former Chief Executive Officer, the 2017 bonus was weighted 100% to achievement of corporate objectives. Dr. Toselli did not participate in the 2017 incentive bonus plan because he was serving as a consulting Chief Medical Officer from July 2017 to December 2017, when he assumed the role of Acting Chief Executive Officer.

The corporate objectives were set with a reasonable level of difficulty that required our named executive officers to perform at a high level to meet the objectives, and the likelihood of attaining the objectives was not assured. The Board has full discretion with respect to the amount and payment of bonuses, including adjustments to the objectives, weightings and actual amounts, and payout terms of the annual bonuses. This discretion is communicated to the executives.   In January 2018, the Board, following the recommendation of the Compensation Committee, determined that no bonuses would be awarded for 2017 for named executive officers regardless of whether any bonus objectives were met, including corporate objectives or individual objectives.

The 2017 corporate objectives and weightings recommended by the Compensation Committee and approved by the Board in 2017, and the actual weightings achieved as determined by the Board for 2017 performance, were as follows:

		Target	Level of
Objective		Weighting	Attainment(1)
1.	20 evaluable patients implanted with Neuro-Spinal Scaffold implant in probable benefit pivotal thoracic SCI clinical study	35%	—%
2.	Initiate ex-US cervical SCI study by the end of Q-2	15%	15%
3.	Evaluate localized delivery strategies that improve the efficacy or safety of therapeutic agents, and recommend and execute two business transactions that the advancement of one or more therapeutic products (i.e., a cell, protein, or gene therapy) to an initial FDA meeting (2)	25%	—%
4.	Maintain sufficient financial resources to support company operations	25%	—%
	Total	100%	15%

(1)

Although the level of attainment for the objectives was 15%, in January 2018 the Board, following the recommendation of the Compensation Committee, determined that no bonuses would be awarded for 2017 for named executive officers.

(2)

Examples of strategic transactions include a licensing of technology or intellectual property, a business deal to acquire or codevelop a therapeutic product such as a cell, protein, or gene therapy; a letter of commitment/intent from another institution with a synergistic asset, a manufacturing or supply partnership or agreement, or an out-license of our spinal cord delivery intellectual property.

Long-Term Equity Incentive Awards.  We use equity awards to reward long-term value creation and as a retention tool. The size of the equity awards approved by our Compensation Committee for each named executive officer reflects individual contributions to company performance and competitive positioning relative to the market. In 2016, we opted to shift the timing of our annual equity awards from December to January. The long-term equity awards granted in January 2017 to our named executive officers were comprised of stock option awards.

Annual equity awards were made in January 2017, based on company and individual performance in 2016, expected future individual performance, retention considerations, and market data provided by our compensation consultant. In January 2017, the Compensation Committee awarded stock options to our named executive officers, other than our Chief Executive Officer, and the Board awarded stock options to our Chief Executive Officer, as follows:

Stock
Options
Named Executive Officer	(#)
Rich Toselli	n/a
Mark Perrin	320,000
Christopher McNulty	75,000
Melanie Morel-Ferris	25,000
Pamela J. Stahl(1)	35,000
Tamara Joseph	120,000
Thomas Ulich	150,000

(1)	The number of options granted was pro-rated based on Ms. Stahl’s appointment as Chief Commercial Officer on September 14, 2016.

In January 2018, the Board, following the recommendation of the Compensation Committee, determined that no annual equity awards would be granted to named executive officers based on performance in 2017.

In March 2017, the Compensation Committee granted Mr. McNulty a stock option award to purchase 29,297 shares of common stock in connection with his appointment as Chief Financial Officer, as further described below. The award to Mr. McNulty vests over a four-year period, with 25% vesting on the first anniversary of the grant date and the remainder vesting monthly in 36 equal installments until fully vested on the fourth anniversary of the grant date, provided that Mr. McNulty remains continually employed by the Company on each such vesting date.

In September 2017, the Compensation Committee approved a grant to Ms. Morel-Ferris of a restricted stock unit award for 60,000 shares under the Company’s 2015 Equity Incentive Plan and a Restricted Stock Unit Agreement in connection with an employee retention program.  The award to Ms. Morel-Ferris vested over a two-year period, with 50% vesting on the first anniversary of the grant date and 50% vesting on the second anniversary of the grant date, provided that Ms. Morel-Ferris remained continually employed by the Company on each such vesting date. Ms. Morel-Ferris resigned from the Company effective October 27, 2017.

In December 2017, the Compensation Committee recommended and the Board approved a grant to Dr. Toselli of a restricted stock unit award for 300,000 shares under the Company’s 2015 Equity Incentive Plan and a Restricted Stock Unit Agreement in connection with his appointment as Acting Chief Executive Officer, as further described below. The award to Dr. Toselli vests over a four-year period, with 25% vesting on the first anniversary of the grant date and the remainder vesting monthly in 36 equal installments until fully vested on the fourth anniversary of the grant date, provided that Dr. Toselli remains continually employed by the Company on each such vesting date.

Compensation Practices and Risk

The Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company. In making this determination, the Compensation Committee considered the following:

•

Our salaries, annual bonuses and annual equity grants are largely determined based on comparisons with peer companies, and annual incentive bonuses are based on financial and/or operational performance goals and business criteria such as capital raising, regulatory filings/approvals, progress in pre-clinical and clinical trials, intellectual property filings or issuances, and business development transactions, and individual performance objectives, set by the Committee.

•

The Committee has discretion to modify amounts awarded under our programs, and our system of internal control over financial reporting and code of business conduct and ethics reduce the likelihood of manipulation of our financial performance to enhance payments under any of our incentive plans.

•	There is balance between short-term (bonus measures) and long-term (stock options or RSUs with service-based vesting) performance focus.

•	Our severance benefits neither insulate management from risky business strategies nor provide an enticement to pursue risky strategies.

Arrangements with Named Executive Officers

Richard Toselli, President, Chief Executive Officer, and Director.  Under our employment agreement with Dr. Toselli, Dr. Toselli receives an annual base salary, subject to adjustment from time to time, and is eligible to receive an annual cash bonus equal to 50% of his annual salary, subject to his performance of specified objectives to be established by the Board (or a designated Board committee) each year. Dr. Toselli is eligible to receive all medical, dental and other benefits to the same extent as provided to other senior management employees. Dr. Toselli received a one-time sign-on bonus in the amount of $100,000 that was conditioned on his remaining an active employee on January 31, 2018, and was paid on February 1, 2018. Additionally, Dr. Toselli is eligible for a one-time bonus of $150,000, upon the approval by the U.S. Food and Drug Administration of the Company’s proposed plans with respect to one or more clinical trials.  In connection with becoming the Company’s Chief Executive Officer rather than Acting Chief Executive Officer, Dr. Toselli is eligible for certain severance benefits under his employment agreement.

Mark Perrin, Former Chief Executive Officer.  Under our employment agreement with Mr. Perrin, Mr. Perrin received an annual base salary, subject to adjustment from time to time, and was eligible to receive an annual cash bonus equal to 50% of his annual salary, subject to his performance of specified objectives to be established by the Board (or a designated Board committee) each year. Mr. Perrin was eligible to receive all medical, dental and other benefits to the same extent as provided to other senior management employees. In connection with his relocation to the Boston area, we agreed to arrange up to 12 months of corporate housing for Mr. Perrin, and we extended this corporate housing benefit through January 2017, such amount to be subject to a tax gross-up. Mr. Perrin was eligible for certain severance benefits under his employment agreement.

Consistent with the severance terms provided to Mr. Perrin pursuant to his employment agreement, the Company agreed, pursuant to the terms of a separation agreement effective December 18, 2017 to pay severance (consisting of base salary in effect at the time of termination) to Mr. Perrin upon his termination for a period of 18 months, plus health insurance benefits for a period of 6 months. In addition, the Company accelerated the vesting of the unvested portion of any options held by Mr. Perrin to the extent of 12 additional months upon his termination date. The severance payments are in addition to any accrued obligations to Mr. Perrin unpaid by the Company prior to the date of termination. Mr. Perrin’s separation agreement includes a general release of claims.

Thomas Ulich, Former Chief Scientific Officer.  Under the employment agreement with Dr. Ulich, Dr. Ulich received an annual base salary, subject to adjustment from time to time, and was eligible to receive benefits to the same extent as provided to our other senior management employees, including medical and dental benefits. We agreed to reimburse Dr. Ulich for commuting expenses related to travel between his home in New York and our headquarters. In addition, Dr. Ulich was eligible to receive an annual target bonus equal to 35% of his annual salary, subject to his performance of specified objectives to be established by our Chief Executive Officer each year. Consistent with the severance terms provided to Dr. Ulich pursuant to his employment agreement, the Company agreed, in connection with his separation, to pay severance (consisting of base salary in effect at the time of termination) to Dr. Ulich upon his termination for a period of 12 months, plus health insurance benefits for a period of 6 months. The severance payments are in addition to any accrued obligations to Dr. Ulich unpaid by the Company prior to the date of termination. Dr. Ulich signed a general release of claims in connection with his separation.

Christopher McNulty, Chief Financial Officer.  We entered into an employment agreement with Mr. McNulty in March 2017. Under the terms of his agreement, Mr. McNulty receives an annual base salary, subject to adjustment from time to time, and is eligible to receive an annual cash bonus equal to 35% of his annual salary, subject to his performance of specified objectives to be established by the Board (or a designated Board committee) each year. Mr. McNulty is eligible to receive all medical, dental and other benefits to the same extent as provided to other senior management employees. Mr. McNulty is eligible for certain severance benefits as described in more detail under the heading “Potential Payments Upon Termination or Change in Control.”

Tamara Joseph, Former SVP, General Counsel & Chief Compliance Officer. We entered into an employment agreement with Ms. Joseph in August 2015, which replaced the terms of an offer letter dated March 14, 2014, which previously governed the terms of Ms. Joseph’s employment with the Company. Under the terms of her agreement, Ms. Joseph received an annual base salary, subject to adjustment from time to time, and was eligible to receive an annual cash bonus equal to 35% of her annual salary, subject to her performance of specified objectives to be established by the Board (or a designated Board committee) each year. Ms. Joseph was eligible to receive all medical, dental and other benefits to the same extent as provided to other senior management employees.

Pursuant to a letter agreement dated January 19, 2018, Ms. Joseph’s employment terminated effective February 7, 2018 and Ms. Joseph is entitled to the severance benefits provided under her employment agreement as described in more detail under the heading “Potential Payments Upon Termination or Change in Control.” In addition, Ms. Joseph has agreed to provide consulting services to the Company for six months following the termination of her employment pursuant to the terms of a consulting agreement made and entered into as of January 19, 2018 and commencing on February 9, 2018.  Under the consulting agreement, Ms. Joseph will be paid an hourly rate of $400.

Pamela J. Stahl, Former Chief Commercial Officer.    We entered into an employment agreement with Ms. Stahl in August 2016. Under the terms of her agreement, Ms. Stahl received an initial annual base salary, subject to adjustment from time to time, and was eligible to receive benefits to the same extent as provided to our other senior management employees, including medical and dental benefits. In addition, under the agreement, Ms. Stahl is eligible to receive an annual target bonus equal to 35% of her annual salary, subject to her performance of specified objectives to be established by our Chief Executive Officer each year. Ms. Stahl is currently eligible for certain severance benefits under her employment agreement Pursuant to a letter agreement dated March 7, 2018, Ms. Stahl’s employment terminated effective March 7, 2018 and Ms. Stahl is entitled to the severance benefits provided under her employment agreement as described in more detail under the heading “Potential Payments Upon Termination or Change in Control”

EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation of (i) all persons serving as our Chief Executive Officer or Chief Financial Officer at any time during 2017 and (ii) our other most highly compensated executive officers at the end of 2017. Such officers are collectively referred to as our “named executive officers.”

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by, or paid to the named executive officers.

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name and Principal				Bonus	Awards	Awards	Compensation	Compensation
Position	Year	Salary ($)		($)	($)(1)	($)(1)	($)	($)		Total ($)
Richard Toselli	2017	285,785		—	264,000	764,402	—	6,280		1,320,467
President and Chief Executive Officer (2)
Mark Perrin	2017	537,539	(3)	—	—	1,134,088	—	799,705	(4)	2,471,333
Former Chief Executive Officer and Chairman of the Board (5)	2016	445,050		—	—	—	111,263	185,623		741,936
	2015	421,395		—	—	1,083,088	215,000	200,618		1,920,101
Christopher McNulty	2017	328,127		—	—	362,290	—	17,220	(6)	707,637
Chief Financial Officer	2016	289,322		—	—	207,902	54,000	15,307		566,530
	2015	252,200		—	—	555,789	78,244	13,513		899,747
Melanie Morel-Ferris	2017	159,373	(7)	50,000	75,000	89,066	—	9,468	(8)	382,907
Former Chief Financial Officer (9)
Tamara Joseph	2017	265,491		—	—	427,953	—	16,995	(10)	710,439
Former Senior Vice President, General Counsel and Chief Compliance Officer (11)	2016	256,680		—	—	—	56,149	16,377		329,206
	2015	231,998		—	—	734,138	85,715	14,770		1,066,621
Pamela J. Stahl (12)	2017	335,000		—	—	123,574	—	50,076	(13)	508,650
Former Chief Commercial Officer	2016	92,202		465,962	—	1,020,056	—	102,776		1,680,996
Thomas Ulrich	2017	254,788	(14)	—	—	533,873	—	367,020	(15)	1,155,681
Former Chief Scientific Officer (16)	2016	336,375		—	—	—	77,997	48,907		463,279
	2015	318,643		—	—	722,345	118,016	68,505		1,227,509

(1)

The amounts shown in these columns represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 or ASC 718, not the actual amounts paid or realized by the named executive officer.  The assumptions used in determining grant date fair value of these awards are set forth in Note 12 to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
(2)

Dr. Toselli joined our company as Acting Chief Executive Officer effective December 18, 2017 and was appointed our President, Chief Executive Officer, and Director effective February 2, 2018. Previously, he served as a consultant Chief Medical Officer. The amount earned under “salary” in 2017 includes prorated salary based on a base salary of $435,000 on and after December 18, 2017 plus consulting fees before that date.

(3)	Mr. Perrin’s salary includes a payment of 10 days salary in conjunction with his resignation in lieu of the notice period in his Employment Agreement and four days salary for unused vacation.
(4)

Represents (i) $782,504 in severance to be paid out over 18 months from date of resignation, (ii) $13,482 in 401(k) company stock matching contributions under our 401(k) profit sharing plan and (iii) $3,720 in commuting expenses.

(5)	Mr. Perrin resigned from his position as Chief Executive Officer effective December 18, 2017.
(6)	Represents (i) $13,500 in 401(k) company stock matching contributions under our 401(k) profit sharing plan and (ii) $3,720 in commuting expenses.
(7)	Ms. Morel-Ferris’s salary includes 11 days unused vacation.
(8)	Represents (i) $6,553 in 401(k) company stock matching contributions under our 401(k) profit sharing plan and (ii) $2,915 in commuting expenses.
(9)	Ms. Morel-Ferris resigned from the Company effective October 27, 2017.
(10)	Represents (i) $13,275 in 401(k) company stock matching contributions under our 401(k) profit sharing plan and (ii) $3,720 in commuting expenses.
(11)	Ms. Joseph resigned from the Company effective February 7, 2018.
(12)	Ms. Stahl resigned from the Company effective March 7, 2018.
(13)	Represents (i) $12,856 in 401(k) company stock matching contributions under our 401(k) profit sharing plan, (ii) $33,500 in outplacement services and (iii) $3,720 in commuting expenses.
(14)	Dr. Ulich’s salary includes 12 days unused vacation.
(15)	Represents (i) $327,965 in severance to be paid out over 18 months from date of resignation and (ii) $39,055 in commuting expenses.
(16)	Dr. Ulich’s employment was terminated on August 28, 2017 as part of a strategic corporate restructuring.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our named executive officers during 2017.

						All Other
					All Other	Option
					Stock	Awards:		Grant Date
		Estimated Future Payouts			Awards:	Number of	Exercise or	Fair Value
		Under Non-Equity Incentive			Number of	Securities	Base Price	of Stock
		Plan Awards(1)			Shares of	Underlying	of Option	and Option
	Award	Threshold		Maximum	Stock or	Options	Awards	Awards
Name	Grant Date	($)	Target ($)	($)	Units (#)	(#)(2)	($/Sh)	($)(3)
Richard Toselli	12/18/2017	n/a	n/a	n/a	300,000	325,000	2.55	264,000
	7/5/2017							764,402
Mark Perrin	1/18/2017	—	222,525	—		320,000	4.35	1,134,088
Christopher McNulty	3/29/2017	—	117,250	—		29,973	4.00	97,394
	1/18/2017					75,000	4.35	264,896
Melanie Morel-Ferris	9/14/2017	—	36,000	—	60,000	25,000	4.35	75,000
	1/18/2017							89,066
Pamela J. Stahl	1/18/2017	—	117,250	—		35,000	4.35	123,574
Tamara Joseph	1/18/2017	—	92,982	—		120,000	4.35	427,953
Thomas Ulich	1/18/2017	—	122,150	—		150,000	4.35	533,873

(1)

There were no set “Threshold” or “Maximum” performance bonus amounts established with respect to our 2017 incentive bonus plan. The actual amounts paid to each of the executive officers for 2017 are set forth in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.”

(2)

Each option award vests as to 25% of the total underlying shares on the first anniversary of the grant date and the remainder vests monthly in 36 equal monthly installments until fully vested on the fourth anniversary of the grant date.

(3)

The amounts shown in this column represents the aggregate grant date fair value of the awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the named executive officer in 2017. The assumptions used in determining grant date fair value of these awards are set forth in Note 12 to our Consolidated Financial Statements appearing in Item 8 of this Annual Report.

Option Exercises and Stock Vested Table

None of our named executive officers exercised stock options or had stock awards vest during the fiscal year ended December 31, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the option and stock awards made to our named executive officers that were outstanding at December 31, 2017. Each award reflected in the below table vests as to 25% of the total underlying shares on the first anniversary of the grant date and the remainder vests monthly in 36 equal monthly installments until fully vested on the fourth anniversary of the grant date.

	Option Awards					Stock Awards
											Equity
											Incentive Plan
									Equity Incentive		Awards:
								Market	Plan		Market or
		No. of	No. of				Number of	Value of	Awards: Number		Payout Value
		Securities	Securities				Shares or	Shares or	of Unearned		of Unearned
		Underlying	Underlying				Units of	Units of	Shares, Units or		Shares, Units
		Unexercised	Unexercised	Option	Option		Stock That	Stock That	Other Rights That		or Other Rights
	Award	Options (#)	Options (#)	Exercise	Expiration	Award Grant	Have Not	Have Not	Have Not Vested		That have Not
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date	Date	Vested (#)	Vested ($)	(#)		Vested ($)
Richard Toselli	7/5/2017	—	325,000	2.55	7/5/2027	12/18/2017	—	—	300,000	(1)	264,000	(2)
Mark Perrin	1/6/2014	500,000	—	9.40	1/6/2024
	12/10/2014	125,000	—	4.20	12/10/2024
	12/10/2015	129,427	—	7.37	12/10/2025
	1/18/2017	153,333	—	4.35	1/18/2027
Christopher McNulty	11/18/2013	37,500	—	8.20	11/18/2023
	12/10/2014	7,035	2,340	4.20	12/10/2024
	7/31/2015	21,145	13,855	14.55	7/31/2025
	12/10/2015	9,400	9,400	7.37	12/10/2025
	6/13/2016	15,000	25,000	6.19	6/13/2026
	1/18/2017	—	75,000	4.35	1/18/2027
	3/29/2017	—	29,973	4.00	3/29/2027
Melanie Morel-Ferris	5/23/2016	2,656	—	6.48	5/23/2026
Pamela J. Stahl	9/14/2016	58,812	129,388	6.47	9/14/2026
	1/18/2017	—	35,000	4.35	1/18/2027
Tamara Joseph	3/24/2014	70,314	4,686	7.52	3/24/2024
	12/10/2014	25,788	8,587	4.20	12/10/2024
	7/31/2015	7,552	4,948	14.55	7/31/2025
	12/10/2015	46,020	46,020	7.37	12/10/2025
	1/18/2017	—	120,000	4.35	1/18/2027

(1)

Represents 300,000 restricted stock units awarded to Dr. Toselli, subject to the vesting schedule described in the lead in to the table, provided that Dr. Toselli remains continually employed by the Company on each such vesting date.

(2)	The value of the awards is based on a price per restricted stock unit award of $0.88, which was the closing sale price of our common stock on December 18, 2017.

All of Dr. Ulich’s options have expired.

Ms. Morel-Ferris received a restricted stock unit award for 60,000 shares on September 14, 2017. The award to Ms. Morel-Ferris vested over a two-year period, with 50% vesting on the first anniversary of the grant date and 50% vesting on the second anniversary of the grant date, provided that Ms. Morel-Ferris remained continually employed by the Company on each such vesting date. Ms. Morel-Ferris resigned from the Company effective October 27, 2017.

Pension Benefits

We do not offer to our executive officers or employees any pension plan or similar plan that provides for payments or other benefits at, following or in connection with retirement.

Non-Qualified Deferred Compensation

We do not offer to our executive officers or employees any defined contribution or similar plan that provides for the deferral of compensation on a basis that is not tax-qualified. We offer a 401(k) profit sharing plan to all of our employees eligible to participate. We make matching contributions on behalf of participating employees, in the form of shares of our common stock, up to a maximum of 5% of the employee’s annual compensation. Our matching contributions become 100% vested after the employee has been employed by us for four years. Any company matching contributions made to our named executive officers are reflected in the “All Other Compensation” column of the Summary Compensation Table above.

Potential Payments Upon Termination or Change in Control

Certain of our named executive officers are entitled to payments upon a termination of employment or a change in control.

Richard Toselli, President, Chief Executive Officer, and Director.  Under our employment agreement with Dr. Toselli, if his employment is terminated by us without cause, or by Dr. Toselli for “good reason,” in the absence of a “change in control” (as defined in our 2015 Equity Incentive Plan) then (i) we are obligated to pay severance (consisting of base salary in effect at the time of termination) to Dr. Toselli for a period of 18 months, plus continued health insurance benefits for a period of 18 months and (ii) the unvested portion of any stock options held by him will vest as with respect to an additional 12 months. If Dr. Toselli’s employment is terminated by us without cause, or by Dr. Toselli for “good reason” within 12 months following of a “change in control,” then (a) we are obligated to pay severance (consisting of two times base salary in effect at the time of termination and 100% of his target annual bonus) to Dr. Toselli, plus continued health insurance benefits for a period of 18 months, (b) pay a pro rata portion of the annual bonus for the year in which the termination occurs based on a good faith determination of the attainment of the applicable goals and (c) the unvested portion of any stock options held by him will vest fully. The severance payments and the accelerated vesting of options are contingent on execution of a general release of claims against our company and are in addition to any accrued obligations to Dr. Toselli unpaid by us prior to the time of termination. Had his employment been terminated on December 31, 2017, Dr. Toselli would not have been entitled to any payment.

Christopher McNulty, Chief Financial Officer. Under our agreement with Mr. McNulty, if his employment is terminated by us without cause, or by Mr. McNulty for “good reason,” in the absence of a “change in control” (as defined in our 2015 Equity Incentive Plan) then we are obligated to pay severance (consisting of base salary in effect at the time of termination) to Mr. McNulty for a period of one year, plus continued health insurance benefits for a period of 6 months. If Mr. McNulty’s employment is terminated by us without cause, or by Mr. McNulty for “good reason” within 12 months following a “change in control,” then (i) we are obligated to pay severance (consisting of 1.5 times base salary in effect at the time of termination and 100% of his target annual bonus) to Mr. McNulty, plus continued health insurance benefits for a period of one year, and (ii) the unvested portion of any stock option held by him will vest fully. The severance payments and the accelerated vesting of options are contingent upon execution of a general release of claims against our company and are in addition to any accrued obligations to Mr. McNulty unpaid by us prior to the date of termination. Had his employment been terminated on December 31, 2017 by us without cause or by Mr. McNulty for “good reason” in the absence of a “change in control,” Mr. McNulty would have been entitled to $346,315. Had his employment been terminated on December 31, 2017 by us without cause, or by Mr. McNulty for “good reason” within 12 months following a “change in control,” Mr. McNulty would have been entitled to $642,381.

Pamela J. Stahl, Former Chief Commercial Officer.  Under our agreement with Ms. Stahl, if her employment is terminated by us without cause, or by Ms. Stahl for “good reason,” in the absence of a “change in control” (as defined in our 2015 Equity Incentive Plan) then we are obligated to pay severance (consisting of base salary in effect at the time of termination) to Ms. Stahl for a period of one year, plus continued health insurance benefits for a period of 6 months. If Ms. Stahl’s employment is terminated by us without cause, or by Ms. Stahl for “good reason” within 12 months following a “change in control,” then (i) we are obligated to pay severance (consisting of 1.5 times base salary in effect at the time of termination and 100% of her target annual bonus) to Ms. Stahl, plus continued health insurance benefits for a period of one year, and (ii) the unvested portion of any stock option held by her will vest fully. The severance payments and the accelerated vesting of options are contingent upon execution of a general release of claims against our company and are in addition to any accrued obligations to Ms. Stahl unpaid by us prior to the date of termination. Ms. Stahl resigned from the Company effective March 7, 2018. In connection with her resignation, Ms. Stahl will receive $392,700 in termination related benefits, which includes $33,500 in outplacement services.

Tamara Joseph, Former SVP, General Counsel & Chief Compliance Officer. Under our agreement with Ms. Joseph, if her employment is terminated by us without cause, or by Ms. Joseph for “good reason,” in the absence of a “change in control” (as defined in our 2015 Equity Incentive Plan) then we are obligated to pay severance (consisting of base salary in effect at the time of termination) to Ms. Joseph for a period of one year, plus continued health insurance benefits for a period of 6 months. If Ms. Joseph’s employment is terminated by us without cause, or by Ms. Joseph for “good reason” within 12 months following a “change in control,” then (i) we are obligated to pay severance (consisting of 1.5 times base salary in effect at the time of termination and 100% of her target annual bonus) to Ms. Joseph, plus continued health insurance benefits for a period of one year, and (ii) the unvested portion of any stock option held by her will vest fully. The severance payments and the accelerated vesting of options are contingent upon execution of a general release of claims against our company and are in addition to any accrued obligations to Ms. Joseph unpaid by us prior to the date of termination. Ms. Joseph resigned from the Company effective February 7, 2018.  In connection with her resignation, Ms. Joseph will receive $287,024 in termination related benefits.

Pay Ratio

Following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. We determined our median employee based on base salary (annualized in the case of full- and part-time employees who joined the Company during 2017) of each of our 16 employees (excluding the Chief Executive Officer) as of December 1, 2017.  Of the two potential median employees, we selected the employee without significant severance payments. The annual total compensation of our median employee (other than the Chief Executive Officer) for 2017 was $384,528. As disclosed in the Summary Compensation Table appearing on page 76, our former Chief Executive Officer’s annual total compensation for 2017 was $2,471,333. Our former Chief Executive Officer served in this capacity from January 1, 2017 to December 18, 2017, which includes December 1, 2017, the date of determination for the median employee. As noted in the footnotes of the Summary Compensation Table, Mr. Perrin’s salary in the Summary Compensation Table includes a payment of 10 days salary in conjunction with his resignation in lieu of the notice period in his Employment Agreement, so his annual total compensation includes salary for a full year. Based on the foregoing, our estimate of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 6.4 to 1. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

DIRECTOR COMPENSATION

2017 Director Compensation

The following table sets forth the compensation of our non-employee directors for 2017. Mr. Perrin, as an employee, did not receive any compensation as a director. For information on Mr. Perrin’s compensation, see “Executive Compensation” above.

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)(1)(2)	($)
Kenneth DiPietro	48,750	44,085	92,835
Daniel Marshak	47,500	44,085	91,585
C. Ann Merrifield(3)	65,000	44,085	109,085
Richard Roberts	43,750	44,085	87,835
Christina Morrison	53,219	44,085	97,304
Jeffrey Hatfield	46,969	—	46,969

(1)

The amounts shown in this column represent the aggregate grant date fair value of the option awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the director during 2017. The assumptions used in determining grant date fair value of these awards are set forth in Note 12 to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on 10-K.

(2)

As of December 31, 2017, the aggregate number of options to purchase shares of our common stock outstanding for each director listed above, including both vested and unvested shares, was as follows: Mr. DiPietro, 75,000 shares; Mr. Marshak, 50,000; Ms. Merrifield, 50,000; Dr. Roberts, 100,000 shares; Ms. Morrison, 37,500; Mr. Hatfield, 25,000. In accordance with our director compensation policy, Mr. Hatfield did not receive an annual grant of stock options in 2017 because he joined the Board within three months of the annual grant date.

(3)

Ms. Merrifield was appointed as Chair of the Board of Directors effective December 18, 2017 and the annual retainer for her role as Chair of the Board was established as $25,000 effective January 1, 2018, replacing her annual retainer of $15,000 as independent Lead Director.

Our director compensation policy in place in 2017 provided for the following compensation to our non-employee directors:

•	an annual retainer of $35,000 per year, paid quarterly, to each non-employee director;

•	an annual retainer of $15,000, paid quarterly, to the Audit Committee chairperson, and an annual retainer of $7,500, paid quarterly, to each member of the Audit Committee of the Board;

•	an annual retainer of $10,000, paid quarterly, to the Compensation Committee chairperson, and an annual retainer of $5,000, paid quarterly, to each member of the Compensation Committee of the Board;

•

an annual retainer of $7,500, paid quarterly, to the Nominating and Corporate Governance Committee chairperson, and an annual retainer of $3,750, paid quarterly, to each member of the Nominating and Corporate Governance Committee of the Board; and

•	an annual retainer of $15,000, paid quarterly, to the independent Lead Director.

Non-employee directors are reimbursed for reasonable travel expenses in connection with attendance at meetings of the Board or any of its committees that are conducted in person and other activities directly related to the service to the Company.

Each non-employee director also receives an annual grant of a stock option to purchase 12,500 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. The options vest in 12 equal installments on each monthly anniversary of the date of grant until fully vested on the first anniversary of the date of grant, provided that such director remains a director of our company on each such vesting date.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee was at any time during 2017 or at any other time an officer or employee of our company. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or the Compensation Committee.

The current members of our Compensation Committee are Mr. DiPietro (Chairman), Mr. Hatfield and Drs. Marshak and Roberts.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K statement. Based on those reviews and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Directors of InVivo Therapeutics Holdings Corp.
Kenneth DiPietro, Chairman Jeffrey Hatfield Daniel Marshak Richard Roberts

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 5, 2018, with respect to the beneficial ownership of our common stock by:

•	each of our directors;

•	each of our named executive officers;

•	all of our executive officers and directors as a group; and

•	each person that is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power, and his or her address is c/o InVivo Therapeutics Holdings Corp., One Kendall Square, Suite B14402, Cambridge, MA 02139. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 5, 2018 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common stock of each person or entity named in the following table is based on 36,079,851 shares of our common stock outstanding as of March 5, 2018.

Directors and Officers

			Percentage of
	Number of Shares		Common Stock
	of Common Stock		Beneficially
Name of Beneficial Owner	Beneficially Owned		Owned
Richard Toselli	—	(1)	*
Mark Perrin	956,855	(2)	2.7%
Christopher McNulty	158,294	(3)	*
Melanie Morel-Ferris	3,641	(4)	*
Tamara Joseph	214,067	(5)	*
Pamela Stahl	92,167	(6)	*
Tom Ulich	5,357	(7)
Kenneth DiPietro	78,125	(8)	*
Daniel Marshak	53,125	(9)	*
C. Ann Merrifield	55,125	(10)	*
Richard Roberts	320,012	(11)	*
Christina Morrison	38,542	(12)	*
Jeffrey Hatfield	21,875	(13)	*
All directors and executive officers as a group (13 persons)	1,997,185	(14)	5.5%

*     Percentage of shares beneficially owned does not exceed one percent.

(1)	None of Dr. Toselli’s stock options or RSUs will become exercisable or vested within 60 days of March 5, 2018.
(2)	Includes 907,760 shares issuable upon the exercise of stock options within 60 days of March 5, 2018.
(3)	Includes 130,230 shares issuable upon the exercise of stock options within 60 days of March 5, 2018.
(4)	All of Ms. Morel-Ferris’s options have expired.
(5)	Includes 184,128 shares issuable upon the exercise of stock options within 60 days of March 5, 2018.
(6)	Includes 85,432 shares issuable upon the exercise of stock options within 60 days of March 5, 2018.
(7)	All of Dr. Ulich’s options have expired.
(8)	Represents 78,125 shares issuable upon the exercise of stock options within 60 days of March 5, 2018.
(9)	Represents 53,125 shares issuable upon the exercise of stock options within 60 days of March 5, 2018.
(10)	Includes 53,125 shares issuable upon the exercise of stock options within 60 days of March 5, 2018.
(11)	Includes 103,125 shares issuable upon the exercise of stock options within 60 days of March 5, 2018.

(12)	Represents 38,542 shares issuable upon the exercise of stock options within 60 days of March 5, 2018.
(13)	Represents 21,875 shares issuable upon the exercise of stock options within 60 days of March 5, 2018.
(14)	Includes an aggregate of 1,655,467 shares issuable upon the exercise of stock options within 60 days of March 5, 2018.

Stockholders Known by Us to Own 5% or More of Our Common Stock

No stockholders are known by us to own 5% or more of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information about shares of our common stock that may be issued under our existing equity compensation plan as of March 5, 2018, which consists of our 2007 Equity Incentive Plan, 2010 Equity Incentive Plan, 2015 Equity Incentive Plan, and Employee Stock Purchase Plan.

	(a)		(c)
	Number of		Number of securities
	securities	(b)	remaining available
	to be issued upon	Weighted-average	for future issuance
	the exercise of	exercise price	under equity
	outstanding	of outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants	reflected in column
Plan Category	rights	and rights	(a))
Equity compensation plans approved by security holders	3,670,779	$5.50	2,776,974
Equity compensation plans not approved by security holders	—	—	—
Total	3,670,779	$5.50	2,776,974

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transaction Policy

Our board of directors has adopted written policies and procedures for the review of related party transactions. The Audit Committee reviews and oversees all related party transactions on an ongoing basis. A “related party transaction” is a transaction that meets the minimum threshold for disclosure in the proxy statement under applicable SEC rules (generally, transactions involving amounts exceeding $120,000 in which a “related person” or entity has a direct or indirect material interest). “Related persons” include our executive officers, directors, beneficial owners of 5% or more of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. When a potential related party transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify it.

The Audit Committee reviews the material facts of any related party transaction and either approves or disapproves of entering into the transaction. In the course of reviewing the related party transaction, the Audit Committee considers whether (i) the transaction is fair and reasonable to our company, (ii) the transaction is in, or not inconsistent with, our company’s best interests under all possible circumstances, and (iii) the transaction will be on terms no less favorable to our company than we could have obtained in an arm’s-length transaction with an unrelated third party. If advance approval of a related party transaction is not feasible, then the transaction will be considered and, if the Audit Committee determines it to be appropriate, ratified by the Audit Committee. No director may participate in the approval of a transaction for which he or she is a related party. When a related party transaction is ongoing, any amendments or changes are reviewed, and the transaction is reviewed annually for reasonableness and fairness to our company.

Related Party Transactions

In January 2017, we entered into a consulting agreement with Dr. Robert Langer, a member of our Scientific Advisory Board, who at the time of entering into the consulting agreement was a holder of over 5% of our common stock, for certain consulting services. Dr. Langer was one of the original co-founders of our company. Pursuant to the terms of the agreement, we initially agreed to pay Dr. Langer $250,000 per year in consulting fees, but that amount was reduced effective October 2017 to $100,000 per year in consulting fees. For the year ended December 31, 2017 the Company paid Dr. Langer $204,166 in consulting fees.

Director Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members also satisfy heightened independence requirements contained in the Nasdaq Listing Rules as well as Rule 10C-1 under the Exchange Act. Under Nasdaq Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board, or any other Board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. When determining the independence of the members of our compensation committee under the heightened independence requirements contained in the Nasdaq Listing Rules and Rule 10C-1 under the Exchange Act, our Board is required to consider all factors specifically relevant to determining whether a director has a relationship with us that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of that director, including any consulting, advisory or other compensatory fee paid by us to that director; and (2) whether that director is affiliated with our company, a subsidiary of our company or an affiliate of a subsidiary of our company.

Our Board has reviewed the composition of our Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that each of our directors is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules.

Our Board also determined that Ms. Morrison, Mr. Hatfield, Dr. Marshak, and Ms. Merrifield, who comprise our audit committee, and Mr. DiPietro, Mr. Hatfield, Dr. Marshak and Dr. Roberts, who comprise our compensation committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determinations, our Board considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees.

Audit Fees

Firm	Year	Fees ($)(1)
RSM US, LLP	2017	227,874
	2016	205,800
WOLF & COMPANY, P.C.	2017	—
	2016	8,300

Audit fees in each of 2017 and 2016 consisted of fees incurred for professional services rendered for the audit of consolidated financial statements and internal control over financial reporting and for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

Firm	Year	Fees ($)(1)
RSM US, LLP	2017	78,750
	2016	111,921
WOLF & COMPANY, P.C.	2017	9,000
	2016	10,670

(1)

Audit-related fees in 2017 paid to RSM consisted of fees related to the delivery of comfort letters in conjunction with proposed common stock financings.  Audit-related fees in 2016 paid to RSM consisted of fees related to the delivery of a comfort letter in conjunction with a common stock financing and fees related to a Form S-3. Audit-related fees in 2017 paid to Wolf & Co. consisted of fees related to consents provided in connection with December 2016 Form 10-K filing. Audit-related fees in 2016 paid to Wolf & Co. consisted of fees related to consents provided in connection with a Form S-3 filing and a common stock financing.

Tax Fees

There were no fees paid to RSM or Wolf & Company, P.C. for any tax-related services in 2017 or 2016.

All Other Fees

There were no other fees paid to RSM or Wolf & Company, P.C. in 2017 or 2016.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee is responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the Audit Committee before the services were rendered. The Audit Committee has considered the nature and amount of fees billed by RSM and believes that the provision of services for activities unrelated to the audit is compatible with maintaining RSM's independence.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements appearing in Item 8 are filed as part of this report.

Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibits.

The following is a list of exhibits filed as part of this Annual Report on 10-K.

Exhibit No.		Description
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

4.2

Warrant dated October 5, 2012 issued to Massachusetts Development Finance Agency (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on October 9, 2012).

4.3		Form of Warrant of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 6, 2014).
4.4		Form of Warrant Agreement (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 3, 2016).
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

10.8

Amendment Two to the Exclusive License, dated August 29, 2017, by and between Children’s Medical Center Corporation and InVivo Therapeutics Corporation (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2017, as filed with the SEC on January 3, 2018).

10.9

Form of Indemnification Agreement (for directors and officers) (incorporated by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S‑1 (File No. 333‑171998), as filed with the SEC on February 1, 2011).

10.10

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

10.12

First Amendment of Lease between InVivo Therapeutics Corporation and RB Kendall Fee, LLC, dated September 17, 2012 (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2012, as filed with the SEC on March 12, 2013).

10.13	+	Second Amendment of Lease between InVivo Therapeutics Corporation and RB Kendall Fee, LLC, dated October 31, 2017.
10.14*

InVivo Therapeutics Holdings Corp. Annual Cash Bonus Plan for Executive Officers (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on March 8, 2012).

10.15

Promissory Note dated October 5, 2012 in favor of Massachusetts Development Finance Agency (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on October 9, 2012).

10.16

Purchase Agreement, dated January 25, 2018, between InVivo Therapeutics Holdings Corp. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.17

Registration Rights Agreement, dated January 25, 2018, between InVivo Therapeutics Holdings Corp. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 26, 2018).

10.18*

Employment Agreement, dated as of December 23, 2013, between the Company and Mark D. Perrin (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2013, as filed with the SEC on March 17, 2014).

10.19*		InVivo Therapeutics Holdings Corp. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 16, 2015).

10.20*	InVivo Therapeutics Holdings Corp. 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 16, 2015).
10.21*

Letter Agreement regarding Amendments to Employment Agreement, dated as of July 21, 2015, by and between Mark D. Perrin and InVivo Therapeutics Holding Corp. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2015, as filed with the SEC on November 4, 2015).

10.22*

Employment Agreement, dated July 21, 2015, by and between Thomas R. Ulich, M.D and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2015, as filed with the SEC on November 4, 2015).

10.23*

Employment Agreement, dated August 3, 2015, by and between Tamara L. Joseph and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2015, as filed with the SEC on November 4, 2015).

10.24*

Employment Agreement, dated August 10, 2016, by and between Pamela Stahl and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed with the SEC on November 4, 2016).

10.25*

Employment Agreement, dated March 29, 2017, between InVivo Therapeutics Holdings Corp. and Christopher McNulty (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as filed with the SEC on May 4, 2017).

10.26*

Consulting Agreement, dated June 29, 2017, by and between InVivo Therapeutics Holdings Corp. and Richard Toselli, M.D. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.27*

Letter Agreement, dated December 17, 2017, by and between Mark D. Perrin and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.28*

Employment Agreement, dated December 18, 2017, by and between Richard Toselli and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.29*

Consulting Agreement, dated January 3, 2018, by and between Mark D. Perrin and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.30*

Letter Agreement, dated January 19, 2018, by and between Tamara L. Joseph and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.31*+	Letter Agreement, dated March 7, 2018, by and between Pamela Stahl and InVivo Therapeutics Holdings Corp
10.32*

Consulting Agreement, dated January 19, 2018, by and between Tamara L. Joseph and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.33

Form of Exchange Agreement, dated as of August 10, 2017, between InVivo Therapeutics Holdings Corp. and certain holders of warrants (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 10, 2017).

21	Subsidiaries of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on November 1, 2010).
23.1	Consent of RSM US LLP
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10‑K.

+ Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.
Date: March 12, 2018	By:	/s/ RICHARD TOSELLI, M.D
		Name:	Richard Toselli
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 12, 2018	By:	/s/ CHRISTOPHER McNULTY
		Name:	Christopher McNulty
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Toselli M.D Richard Toselli	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2018

/s/ Christopher McNulty Christopher McNulty	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2018

/s/ C. Ann Merrifield C. Ann Merrifield	Chair of the Board	March 12, 2018

/s/ Kenneth DiPietro Kenneth DiPietro	Director	March 12, 2018

/s/ Jeffrey S. Hatfield Jeffrey S. Hatfield	Director	March 12, 2018

/s/ Daniel R. Marshak	Director	March 12, 2018
Daniel R. Marshak

/s/ Christina Morrison Christina Morrison	Director	March 12, 2018

/s/ Richard J. Roberts Richard J. Roberts	Director	March 12, 2018