Form 10-Q
period 2018-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2018-05-07
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of  May 2, 2018, 1,565,019 shares of the registrant’s common stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018

PART I — FINANCIAL INFORMATION

SPECIAL NOTE

All share number and share prices presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the 1-for-25 reverse stock split of InVivo Therapeutics Holdings Corp.’s common stock effected on April 16, 2018.

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	March 31,	December 31,
	2018	2017
ASSETS:
Current assets:
Cash and cash equivalents	$11,614	$12,910
Restricted cash	378	361
Prepaid expenses and other current assets	1,151	535
Total current assets	13,143	13,806
Property, equipment and leasehold improvements, net	72	157
Other assets	76	82
Total assets	$13,291	$14,045
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,228	$988
Loan payable, current portion	459	452
Derivative warrant liability	2	4
Deferred rent, current portion	30	30
Accrued expenses	2,386	1,638
Total current liabilities	4,105	3,112
Loan payable, net of current portion	283	400
Deferred rent, net of current portion	522	367
Other liabilities	58	56
Total liabilities	4,968	3,935
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 4,000,000 shares; 1,562,284 shares issued and outstanding at March 31, 2018; 1,370,992 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	197,013	194,016
Accumulated deficit	(188,691)	(183,907)
Total stockholders’ equity	8,323	10,110
Total liabilities and stockholders’ equity	$13,291	$14,045

See notes to the unaudited consolidated financial statements.

(Reflects 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating expenses:
Research and development	$1,398	$3,384
General and administrative	3,434	3,285
Total operating expenses	4,832	6,669
Operating loss	(4,832)	(6,669)
Other income (expense):
Interest income / (expense)	18	37
Other income / (expense)	42	—
Derivatives gain (loss)	(12)	241
Other income (expense), net	48	278
Net loss	$(4,784)	$(6,391)
Net loss per share, basic and diluted	$(3.34)	$(4.98)
Weighted average number of common shares outstanding, basic and diluted	1,432,963	1,283,206
Other comprehensive loss:
Net loss	(4,784)	(6,391)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	—	(2)
Comprehensive loss	(4,784)	$(6,393)

See notes to the unaudited consolidated financial statements.

(Reflects 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	2018	2017
Cash flows from operating activities:
Net loss	$(4,784)	$(6,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	135
Loss on impairment of fixed assets	48	—
Derivatives (gain) loss	12	(241)
Non-cash interest expense	1	1
Gain on sale of asset	(25)	—
Common stock issued to 401(k) plan	6	51
Share-based compensation expense	306	1,315
Non-cash investment (income) expense, net	—	(12)
Changes in operating assets and liabilities:
Prepaid expenses	(443)	(489)
Accounts payable	240	27
Accrued expenses and other liabilities	906	(536)
Net cash used in operating activities	(3,693)	(6,140)
Cash flows from investing activities:
Purchases of marketable securities	—	(6,761)
Sales of marketable securities	—	5,950
Disposals of property and equipment	25	—
Purchases of property and equipment	—	(16)
Net cash (used in) provided by investing activities	25	(827)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	17
Proceeds from issuance of stock under ESPP	3	29
Repayment of loan payable	(110)	(103)
Repurchase of warrants	(14)	—
Proceeds from issuance of common stock, net of issuance costs	2,510	—
Net cash (used in) provided by financing activities	2,389	(57)
Increase (decrease) in Cash and cash equivalents and restricted cash	(1,279)	(7,024)
Cash, cash equivalents and restricted cash at beginning of period	13,271	21,825
Cash, cash equivalents and restricted cash at end of period	$11,992	$14,801
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$14	$20
Issuance costs paid in common stock	$287	—

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2018 (Unaudited)

(In thousands, except share and per-share data)

1.NATURE OF OPERATIONS AND GOING CONCERN, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At March 31, 2018, the Company has consolidated cash and cash equivalents of $11,614. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements.

Reverse Stock Split

On April 16, 2018, the Company effected a reverse stock split of its common stock, par value $0.00001 per share, at a ratio of 1-for-25. As a result of the reverse stock split, (i) every 25 shares of the issued and outstanding common stock were automatically converted into one newly issued and outstanding share of common stock, without any change in the par value per share; (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased, and (iii) the number of authorized shares of common stock outstanding was proportionally decreased. Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-25 reverse stock split.

Going Concern

The Company’s financial statements as of March 31, 2018 were prepared under the assumption that the Company will continue as a going concern. At March 31, 2018, the Company had consolidated cash and cash equivalents of $11,614.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 12, 2018. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2018 and its results of operations and cash flows for the interim period presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Recently Adopted Accounting Standards

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

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by; requiring equity investments to be measured at fair value with changes in fair value recognized in net income: requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. In February 2018, the FASB issued ASU No. 2018-03 which includes technical corrections and improvements to clarify the guidance in ASU No. 2016-01. The Company adopted ASU 2016-01on January 1, 2018 and it did not have a material effect on its accounting for equity investments, fair value disclosures or other disclosure requirements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination and insurance settlement proceeds. The Company adopted ASU 2016-15 on January 1, 2018, and it did not result in any changes to the presentation of amounts shown on the Company’s consolidated statements of cash flows to all periods presented.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU No. 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to the prior period consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter 2017. During first quarter 2018, we did not receive any additional information regarding these provisional calculations. As a result, we continue to anticipate finalizing the Company’s analysis in connection with the completion of its tax return for 2017 to be filed in 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this guidance applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II of this guidance replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company has concluded that the adoption of ASU 2017-11 will not have a material impact on the financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update relates to the impacts of the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The guidance permits the reclassification of certain income tax effects of the Act from Other Comprehensive Income to Retained Earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. Entities may adopt the guidance using one of two transition methods; retrospective to each period (or periods) in which the income tax effects of the Act related to the items remaining in Other Comprehensive Income are recognized or at the beginning of the period of adoption.

The Company is currently evaluating the impact that the guidance may have on its Consolidated Financial Statements.

2.CASH AND CASH EQUIVALENTS

As of March 31, 2018, the Company held $11,614 in cash and cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents.

At March 31, 2018 and December 31, 2017, cash equivalents were comprised of money market funds and other short-term investments.

Cash and cash equivalents consisted of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Cash	$34	$23
Money market funds	11,580	12,887
Total cash and cash equivalents	$11,614	$12,910

3.RESTRICTED CASH

Restricted cash as each of March 31, 2018 and December 31, 2017 was $378 and $361 respectively. Restricted cash as of March 31, 2018 included a $50 security deposit related to the Company’s credit card account, $17 related to 401(k) reserve account and a $311 standby letter of credit in favor of a landlord (see Note 6).

4.       MARKETABLE SECURITIES

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars, including money market accounts, commercial paper, and corporate obligations, in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

As of March 31, 2018 and December 31, 2017, the Company had no marketable securities.

5.FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At March 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$11,580	$—	$—	$11,580
Derivative warrant liability	$—	$2	$—	$2

	At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$12,887	$—	$—	$12,887
Derivative warrant liability	$—	$4	$—	$4

6.COMMITMENTS AND CONTINGENCIES

Leases

On November 30, 2011, the Company entered into a commercial lease for 26,342 square feet of office, laboratory, and manufacturing space in Cambridge, Massachusetts (as amended on September 17, 2012 and October 31, 2017, the “Cambridge Lease”). The term of the Cambridge Lease is six years and three months, with one five-year extension option. On August 21, 2017, the Company exercised its option for the five-year extension on the Cambridge Lease. The five-year renewal lease term commences on November 1, 2018 and ends on October 31, 2023. The terms of the Cambridge Lease require a standby letter of credit in the amount of $311 (see Note 3).

The Cambridge Lease contains rent holidays and rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the term of the Cambridge Lease and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. As of March 31, 2018 and December 31, 2017, the amount of deferred rent liability was $552 and $397, respectively.

Pursuant to the terms of the non-cancelable lease agreements in effect at March 31, 2018, the future minimum rent commitments are as follows (in thousands):

Year Ended December 31,
2018	1,064
2019	1,959
2020	2,018
2021	2,078
2022	2,141
Thereafter	1,828
Total	$11,088

Subsequent to March 31, 2018, the Company assigned the Cambridge Lease to a third party, who assumed from us all of our remaining rights and obligations under the lease, and the Company entered into a sublease for 5,104 square feet of space, originally part of the Cambridge Lease, from the third party to which the Company assigned the Cambridge Lease (see Note 15).

Total rent expense for the three-month periods ended March 31, 2018 and 2017 was $407 and $268, respectively.

On March 31, 2016, the Company entered into a short-term lease, to sub-lease 5,233 square feet of its facility (the “Sublease”). The lease term was from April 1, 2016 through January 31, 2017. On March 31, 2016, the Company received $51 covering the first month’s rent and a security deposit under the terms of the Sublease. The funds received for the security deposit, $26, were classified as a component of accrued expenses on the balance sheet as of December 31, 2016. In connection with the Sublease, the Company received sublease income for the three months ended March 31, 2017 of $26 which was recorded as an offset to rent expense. The Sublease terminated on January 31, 2017 and the security deposit was returned to the subtenant.

On June 13, 2017, the Company entered into a short-term lease, as subtenant, to sub-lease 5,233 square feet of the facility (the “Moderna Sublease”). The lease term is from July 1, 2017 through October 26, 2018. On June 19, 2017, the Company received a $55 security deposit under the terms of the Moderna Sublease. This security deposit is classified as a component of accrued expenses on the balance sheet as of March 31, 2018. In connection with the Moderna Sublease, the Company received sublease income of $82 for the three-month period ended March 31, 2018, which was recorded as an offset to rent expense.

Compensation Commitment

The Company entered into a compensation arrangement with an executive during September 2016 which provided for a future cash payment by the Company to the executive based on the February 13, 2017 stock price of the executive’s former employer. The award was earned over a period of one year. Accordingly, the expense related to the compensation arrangement was approximately $87 for the three-month period ended March 31, 2017 and the final payment was determined on February 13, 2017. As of March 31, 2018, there were no outstanding payments to the executive.

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

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Bonus	$144	$62
Payroll	88	79
Vacation	42	55
Severance	1,430	1,160
Other accrued expenses	682	282
Total accrued expenses	$2,386	$1,638

8.LOAN PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”). The loan agreement provided the Company with a $2,000 line of credit from the Commonwealth of Massachusetts’ Emerging Technology Fund, with $200 designated to be used for working capital purposes and the remainder to be used for the purchase of capital equipment. The annual interest rate on the loan is fixed at 6.5% with interest-only payments for the first thirty months, commencing on November 1, 2012, and then equal installments of interest and principal over the next fifty-four months, until the final maturity of the loan on October 5, 2019. Commencing on May 1, 2015, equal monthly payments of $41 are due until loan maturity. As of March 31, 2018, $341 and $400 in principal payments will be due for the years ending December 31, 2018 and 2019, respectively. Subsequent to March 31, 2018, in order to obtain the consent of MassDev for facility changes , including the assignment of the Cambridge Lease, and the sale of certain assets, the Company agreed to pay down $300 of principal on the MassDev loan (Note 15). In October 2012, as part of the agreement, the Company issued MassDev a warrant for the purchase of 362 shares of the Company’s common stock. The warrant has a seven-year term and is exercisable at $166 per share. The fair value of the warrant was determined to be $32 and is being amortized through interest expense over the life of the note. Amortization expense was $1 in each of the three-month periods ended March 31, 2018 and 2017. This amortization expense was included in interest expense in the Company’s consolidated statements of operations. The equipment line of credit is secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the three-month periods ended March 31, 2018 and 2017 was $14 and $20, respectively.

9.COMMON STOCK

The Company has authorized 4,000,000 shares of common stock, $0.00001 par value per share of which 1,562,284, shares were issued and outstanding as of March 31, 2018 and 1,370,992 shares were issued and outstanding as of December 31, 2017.

On January 25, 2018, we entered into a purchase and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which the Company has the right to sell up to $15,000 in shares of our common stock, $0.00001 par value per share, to Lincoln Park over a twenty-four-month period, subject to certain limitations and conditions set forth in the purchase agreement and registration rights agreement. In accordance with the terms of the purchase agreement, at the time we signed the purchase agreement and the registration rights agreement, we issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the purchase agreement and recorded $530 in deferred offering costs. These costs will be amortized to additional paid-in capital as we draw cash. During the three months ended March 31, 2018, the Company sold an aggregate of 173,474 shares to Lincoln Park, for aggregate proceeds of $2,510  net of issuance costs.

During the three months ended March 31, 2018, the Company issued an aggregate of 440 shares of common stock with a fair value of $6 to the Company’s 401(k) plan as a matching contribution.

During the three months ended March 31, 2018, the Company issued an aggregate of 188 shares of common stock under the Company’s Employee Stock Purchase Plan (the “ESPP”) and received cash proceeds of approximately $3.

During the year ended December 31, 2017, the Company issued an aggregate of 3,576 shares of common stock upon the exercise of stock options and received cash proceeds from such exercises of $26.

During the year ended December 31, 2017, the Company issued an aggregate of 139 shares of common stock upon the exercise of warrants and received cash proceeds from such exercises of $3.

During the year ended December 31, 2017, the Company issued an aggregate of 3,933 shares of common stock with a fair value of $183 to the Company’s 401(k) plan as a matching contribution.

During the year ended December 31, 2017, the Company issued an aggregate of 710 shares of common stock under the Company’s Employee Stock Purchase Plan (the “ESPP”) and received cash proceeds of $51.

During the year ended December 31, 2017, the Company issued an aggregate of 80,857 shares of common stock to certain holders of warrants, dated May 9, 2014, in exchange for their warrants to purchase an aggregate of 23,102 shares of common stock. The Company did not receive any cash proceeds from the warrant exchanges.

10.STOCK-BASED COMPENSATION

In 2007, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2018, there were options to purchase an aggregate of 1,859 shares of common stock outstanding under the 2007 Plan and no shares available for future grants under the 2007 Plan.

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. As of March 31, 2018, the total number of shares available to be issued under the 2015 Plan was 160,199 shares, consisting of 160,000 shares initially authorized under the 2015 Plan shares plus the 12,894 shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

As of March 31, 2018, there were outstanding options to purchase an aggregate of 48,599, 27,252 and 1,859 shares under the 2015 Plan, 2010 Plan, and 2007 Plan, respectively. As of December 31, 2017, there were outstanding options to purchase an aggregate of 75,125, 57,786 and 1,859 shares under the 2015 Plan, 2010 Plan, and 2007 Plan, respectively.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 7,500 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of common stock on such date, (ii)

2,000 shares, or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 50,000 shares. As of March 31, 2018 and December 31, 2017, there were 9,933 shares reserved for issuance under the ESPP.

In January 2018, 188 shares that were purchased in the offering period commencing on July 1, 2017 and ending on December 31, 2017 were issued under the ESPP. The ESPP is considered a compensatory plan with the related compensation cost recognized over each six-month offering period. The compensation expense related to the ESPP for the three-month periods ended March 31, 2018 and 2017 was $1 and $4, respectively, and is included in share-based compensation expense. As of March 31, 2018, $1 of employee payroll deductions had been withheld since January 1, 2018, the commencement of the current offering period, and are included in accrued expenses on the balance sheet.

Share-based compensation

For the three-month periods ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $306 and $1,315, respectively, inclusive of the expense related to the ESPP. Stock-based compensation expense for the three-month period ended March 31, 2017 included $24 of expense related to a stock option modification.

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

The assumptions used principally in determining the fair value of options granted were as follows:

	March 31,	December 31,
	2018	2017
Risk-free interest rate	2.45%	1.69 - 2.36%
Expected dividend yield	0%	0%
Expected term (employee grants)	5.27 Years	6.22 Years
Expected volatility	96.07%	104%

Stock options

A summary of option activity as of March 31, 2018 and changes for the three-month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2017	134,770	$164.29
Granted	3,000	$17.25
Expired	(3,473)	$261.96
Cancelled/Forfeited	(53,286)	$176.39
Exercised	—	$—
Outstanding at March 31, 2018	81,011	$146.70	—	$—
Vested at March 31, 2018	52,998	$175.14	6.29	$11
Vested and expected to vest at March 31, 2018	81,011	$146.70	7.20	$11

The weighted average grant-date fair value of options granted during the three months ended March 31, 2018 was $12.88 per share. The total fair value of options that vested in the three months ended March 31, 2018 was $684. For the three-month period ended March 31, 2018, the Company recorded stock-based compensation expense of $250 related to stock options. As of March 31, 2018, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $1,596 and is estimated to be recognized over a period of 2.10 years.

Restricted Stock Units

The following table summarizes the restricted stock unit (“RSU”) activity under the 2015 Equity Incentive Plan during the three-month period ended March 31, 2018:

		Weighted-Average
	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2017	20,000	$25.70
Granted	—	—
Vested	—	—
Forfeited	(3,300)	31.25
Unvested balance at March 31, 2018	16,700	$24.60

For the three-month period ended March 31, 2018, the Company recorded stock-based compensation expense of $56 related to the time-based RSUs. As of March 31, 2018, total unrecognized compensation expense related to non-vested RSUs amounted to $418 which the Company expects to recognize over a remaining weighted-average of 2.75 years.

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at March 31, 2018:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2012	Equity	243	$166.00	10/5/2019
2014	Liability	307	$11.75	5/9/2019
2016	Equity	85,869	$250.00	3/18/2021
Total		86,419
Weighted average exercise price			$248.92
Weighted average life in years				2.96

In March 2016, the Company closed an underwritten public offering of an aggregate of 171,734 shares of common stock and warrants to purchase an aggregate of 85,869 shares of common stock, at a price to the public of $187.25 per share of common stock and $0.25 per warrant. The net proceeds to the Company, after deducting underwriting discounts and offering expenses, were approximately $29,905.

The warrants have a per share exercise price of $250.00, or approximately 133% of the public offering price of the common stock issued in the March 2016 offering, and expire on March 18, 2021. The warrants are immediately exercisable at the option of each holder, in whole or in part, in cash (except in the case of a cashless exercise as discussed below). The exercise price and number of shares of common stock issuable upon exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, or similar transaction, among other events as described in the warrants. In the event that shares of common stock underlying the warrants are no longer registered under the Securities Exchange Act of 1934, as amended, the holder may, in its sole discretion, exercise the warrant in whole or in part and, in lieu of making cash payment, elect instead to receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrant.

At inception, the fair value of the warrants was estimated at $11,726 using a Black-Scholes model with the following assumptions: expected volatility of 112.8%, risk free interest rate of 1.34%, expected life of five years, and no dividends.

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

Warrant Exchange

On August 10, 2017, the Company entered into exchange agreements with certain holders of the warrants, dated May 9, 2014, to exchange such warrants for shares of common stock equivalent to 3.5 times the number of shares of common stock issuable to such holders at the $96.75 exercise price under the warrants as of the date of the exchanges. The Company issued an aggregate of 80,857 shares of common stock to the warrant holders in exchange for their warrants to purchase an aggregate of 23,102 shares of common stock. The warrants exchanged in this transaction were subsequently cancelled and terminated.

The Company re-measured the fair value of the exchanged warrants immediately prior to the exchange and recorded a $3,029 derivatives loss on the statement of operations and a corresponding increase to the warrant liability on the balance sheet. The fair value of the warrants immediately prior to the exchange was equivalent to 80,857 shares of common stock at the Company’s closing stock price of $43.75 on August 9, 2017, the day before execution of the exchange. As a result of the exchange, the Company recorded the settlement by removing the derivative liability related to the exchanged warrants and recorded the issuance of common stock for $3,537.

Following the warrant exchange, there were additional warrants, dated May 9, 2014, to purchase shares of common stock that remain outstanding (“Outstanding 2014 Warrants”). As a result of the Company’s issuance of common stock in exchange for certain of the liability warrants, the exercise price of the Outstanding 2014 Warrants was adjusted downwards from $96.75 per share to $20.75 per share and additional warrants were issued such that the Outstanding 2014 Warrants were exercisable for an aggregate of 1,941 shares of common stock. The Outstanding 2014 Warrants are subject to further adjustment in the event of sales of the Company’s common stock at a price per share less than the exercise price of the Outstanding 2014 Warrants then in effect (or securities convertible or exercisable into common stock at a conversion or exercise price less than the exercise price then in effect).

Warrant Cancellation

In the fourth quarter of 2017, the Company entered into warrant cancellation agreements with certain remaining holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $40. As of December 31, 2017, the remaining Outstanding 2014 Warrants were exercisable for an aggregate of 537 shares of common stock.

During the three months ended March 31, 2018, the Company entered into warrant cancellation agreements with certain remaining holders of the Outstanding 2014 Warrants  to cancel and terminate such warrants for total cash consideration of $14. As of March 31, 2018, the remaining Outstanding 2014 Warrants were exercisable for an aggregate of 307 shares of common stock. Subsequent to March 31, 2018, the Company entered into a warrant amendment agreement with the sole remaining holder of an Outstanding 2014 Warrant that removed all anti-dilution provisions except those for stock splits, reverse splits or stock dividends (Note 15). There are no Outstanding 2014 Warrants that contain anti-dilution provisions that may be triggered by the future issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants.

12.     DERIVATIVE INSTRUMENTS

The 2014 warrants issued in connection with the Company’s May 2014 public offering had anti-dilution protection provisions and, under certain conditions, required the Company to automatically reprice the 2014 warrants (Note 15). Accordingly, the 2014 warrants have been accounted for as derivative warrant liabilities. Through the date of the warrant exchange (Note 11), the Company used the Binomial Lattice option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for the 2014  warrants considered to be derivative instruments. As of March 31, 2018 and December 31, 2017, the derivative warrant liability was insignificant. Changes in the fair value of the derivative financial instruments are recognized currently in the Company’s consolidated statement of operations as a derivative gain or loss. The warrant derivative gains or losses are non-cash expenses and for the three-month periods ended March 31, 2018 and 2017, a loss of $12 and $241, respectively, were included in other income (expense) in the Company’s consolidated statement of operations

The fair value of these derivative instruments at March 31, 2018 and December 31, 2017 was $2 and $4, respectively, and was included as a derivative warrant liability in current liabilities on the balance sheet. The assumptions used principally in determining the fair value of the 2014 warrants were as follows:

	March 31,	December 31,
	2018	2017
Risk free interest rate	2.09%	1.91%
Expected dividend yield	—%	—%
Contractual term (in years)	1.1	1.4
Expected volatility	109%	82%

The primary underlying risk exposure pertaining to the 2014 warrants is the change in fair value of the underlying common stock for each reporting period.

The table below presents the changes in the derivative warrant liability during the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Balance at December 31,	$4	$1,314
Increase in derivative liability prior to warrant exchange	—	—
Repurchase of warrants	(14)	—
Increase (decrease) in the fair value of warrants	12	(241)
Balance at March 31,	$2	$1,073

13. RESTRUCTURING

On August 28, 2017, the Company implemented a strategic restructuring. In conjunction with the strategic restructuring, the Company completed a reduction in force eliminating approximately 39% of its workforce and in April 2018 relocated the administration office functions. The following table provides a rollforward of the Company’s severance and transition costs liabilities related to those initiatives:

The Company did not record any restructuring expenses during the three months ended March 31, 2018 and 2017.

The following table summarizes the restructuring costs payments by category for the periods indicated:

Three Months Ended
March 31, 2018
Cash
Research and development	$139
General and administrative	57
$196

The following table summarizes the restructuring reserve for the periods indicated:

Three Months Ended
March 31, 2018
Restructuring reserve beginning balance	$348
Cash restructuring expenses incurred during the period	—
Amounts paid during the period	(196)
Restructuring reserve ending balance	$152

14.    NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net income per share of common stock is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants related to the Company’s May 2014 capital raise, unvested restricted stock units and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

For the three-month periods ended March 31, 2018 and 2017, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	March 31,
	2018	2017
Stock options	81,011	161,271
Warrants	86,419	135,658
Unvested restricted stock units	16,700	—
	184,130	296,929

15.     SUBSEQUENT EVENTS

On April 16, 2018 the Company effected a reverse stock split of the Company’s common stock, par value $0.00001 per share, at a ratio of 1-for-25. As a result of the reverse stock split, every 25 shares of the issued and outstanding common stock were automatically converted into one newly issued and outstanding share of common stock, without any change in the par value per share. Any fractional shares resulting from the reverse stock split have been rounded up to the nearest whole share. In connection with the reverse stock split, the Company correspondingly reduced the number of authorized shares of common stock from 100,000,000 to 4,000,000.  Throughout this report, the reverse stock split was retroactively applied to all periods presented.

Effective May 3, 2018,  the Company assigned the Cambridge Lease to a third party, who assumed all of the Company’s remaining rights and obligations under the lease including the Moderna Sublease. In connection with the anticipated lease assignment, the Company wrote off certain furniture, fixtures and equipment (including laboratory equipment) and recorded an impairment charge of $48 for the three months ended March 31, 2018. On the same date as the lease assignment, the Company entered into a sublease for 5,104 square feet of space, originally part of the Cambridge Lease, from the third party to which the Company assigned the Cambridge Lease. The sublease ends on October 31, 2023 and contains a rent holiday and rent escalation clauses. In order to obtain the consent of MassDev for these facility changes and the sale of certain assets, the Company agreed to pay down $300 of principal on the MassDev loan. In connection with the lease assignment and the sublease, our $311 standby letter of credit in favor of a landlord, recorded as restricted cash, will be terminated and a new standby letter of credit will be established for $40 and recorded as restricted cash. Also, the $55 security deposit under the Moderna Sublease, classified as a component of accrued expenses, will be transferred to the party to which the Company assigned the Cambridge Lease.

In May 2018, we entered into a warrant amendment agreement with the sole remaining holder of our Outstanding 2014 Warrants. The warrant holder received cash compensation of $19 and a two year extension of warrant term in exchange for the removal of all anti-dilution provisions except those for stock splits, reverse splits or stock dividends. There are no remaining Outstanding 2014 Warrants that contain anti-dilution provisions that may be triggered by the future issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report and with our historical consolidated financial statements, and the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold™; our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; and other factors detailed under “Risk Factors” in Part II, Item 1A of this Quarterly Report. These forward-looking statements speak only as of the date hereof. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

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

All share amounts presented in this Item 2 give effect to the 1-for-25 reverse stock split of our outstanding shares of common stock that occurred on April 16, 2018.

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

The current standard of care for acute management of spinal cord injuries focuses on preventing further injury to the spinal cord. However, the current standard of care does not address repair of the spinal cord.

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

The FDA had previously recommended that we include a randomized, concurrent control arm in The INSPIRE Study.  Acting on the FDA’s recommendation, we proposed and received approval for the INSPIRE 2.0 Study (described below) to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant.  In addition, as one source of comparator data, we initiated the Contemporary Thoracic SCI Registry Study, or the CONTEMPO Registry Study. The CONTEMPO Registry Study utilizes existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. The CONTEMPO Registry Study is designed to provide comprehensive natural history benchmarks for The INSPIRE Study results that include SCI patients with similar baseline characteristics treated since 2006. The CONTEMPO Registry Study includes data from the Christopher & Dana Reeve Foundation North American Clinical Trials Network Registry, as well as the Model Systems Registry and the European Multicenter Study about Spinal Cord Injury. We have submitted a protocol for the CONTEMPO Registry Study to the FDA and we announced top-line findings from CONTEMPO in March 2018 from a total of 170 patients from the three registries: 12 individuals from NACTN, 64 from EMSCI, and 94 from Model Systems. AIS conversion rates at approximately six months post-injury varied from 16.7% – 23.4% across the three registries. In two of the registries, there was a skew of the patient population to low (T10-T12) thoracic injuries, representing 46-47% of the registry population. This compares to just four out of sixteen patients (25%) in follow-up in the INSPIRE study with low thoracic injuries. Patients with low thoracic injuries are known to have the best prognoses, and the conversion rates were the highest in the low thoracic group in all three registries and the INSPIRE study. When all three registries were normalized to the INSPIRE patient population distribution across T2-T5, T6-T9 and T10-T12 injury groups, the normalized conversion rate for CONTEMPO registries ranged from 15.5%-20.6%. We cannot be certain what additional information or studies will be required by the FDA to approve our HDE submission.

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved IDE in the INPSIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.”   The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI.  The INSPIRE 2.0 Study is designed enroll 10 subjects into each study arm, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive standard of care, which is spinal stabilization without dural opening or myelotomy.  The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit.  We may conduct the INSPIRE 2.0 Study at up to 25 sites in the United States.  Enrolling patients in the INSPIRE 2.0 Study will also require the approval of the IRBs at each clinical site. We estimate that from study initiation, enrollment will take approximately 18 months, and the total time to completion of the INSPIRE 2.0 Study is estimated to be two years from study initiation.

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

We received approval for the INSPIRE 2.0 Study in early March 2018. We believe this sets us in a direction towards a path to approval under the HDE regulatory program, and we are focused on exploring financing mechanisms to support the INSPIRE 2.0 Study.

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

Recent Development – Completion of strategic review and updated corporate priorities

In August 2017, we announced a strategic restructuring in order to focus on The INSPIRE Study. The strategic restructuring allowed us to concentrate efforts on defining a clinical path forward from the Neuro-Spinal Scaffold implant.

In conjunction with the strategic corporate restructuring, we completed a reduction in force eliminating approximately 39% of our workforce. See Note 13 in the accompanying notes to the consolidated financial statements for additional information.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, stock-based compensation expense, and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions, and on various other factors that we believe to be reasonable under the circumstances. Such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from the disclosure provided in our 2017 Annual Report.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position, and cash flows for the periods presented.

Results of Operations

All dollar figures in the captions “Results of Operations”, “Liquidity and Capital Resources”, and “Contractual Obligations” are in thousands, except for share and per share figures.

Comparison of the Three Months Ended March 31, 2018 and 2017

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended March 31, 2018 were $1,398, a decrease of $1,986 compared to the three months ended March 31, 2017. The decrease in research and development expenses for the three months ended March 31, 2018, is attributable to a decrease in compensation related expenses of $651, stock compensation expense of $358, driven by the restructuring activities from 2017, a decrease in consulting and contractor service fees of $386, a decrease in Patent fees of $76, decrease in depreciation expense of $59 and decrease in clinical trial costs of $309 due to a decrease in patient enrollment in The INSPIRE Study.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended March 31, 2018 were $3,434, an increase of $149 compared to the three months ended March 31, 2017. The increase in general and administrative expenses for the three months ended March 31, 2018 is attributable to increases in compensation-related expenses including severance of $497, facilities costs of $164, consulting and contractor service fees of $140, legal costs of $130, offset by a decrease in stock compensation expense of $653 and travel related costs of $40.

Other Income and Expense

Other income for the three months ended March 31, 2018 was $48, which was comprised of interest income of $32, interest expense of $14, gain on sale of assets of $25, other income of $17 and a derivative loss of $12. Other expense for the three months ended March 31, 2017 was $278, which was comprised of interest income of $57, interest expense of $20, and a derivative gain of $241.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At March 31, 2018, our accumulated deficit was $188,691. Since our inception, we have historically financed our operations primarily through the sale of equity‑related securities.

At March 31, 2018, we had total assets of $13,291, total liabilities of $4,968, and total stockholders’ equity of $8,323. We recorded a net loss of $4,784 for the three months ended March 31, 2018.

Recent Financings Transactions

On August 10, 2017, the Company entered into exchange agreements with certain holders of the warrants, dated May 9, 2014, to exchange such warrants for shares of common stock equivalent to 3.5 times the number of shares of common stock issuable to such holders at the $96.75 exercise price under the warrants as of the date of the exchanges. The Company issued an aggregate of 80,857 shares of common stock to the warrant holders in exchange for their warrants to purchase an aggregate of 23,102 shares of common stock. The warrants exchanged in this transaction were subsequently cancelled and terminated. Following the warrant exchange, there were additional warrants, dated May 9, 2014, to purchase shares of common stock that remain outstanding (“Outstanding 2014 Warrants”). As a result of the Company’s issuance of common stock in exchange for certain of the liability warrants, the exercise price of the Outstanding 2014 Warrants was adjusted downwards from $96.75 per share to $20.75 per share and additional warrants were issued such that the Outstanding 2014 Warrants were exercisable for an aggregate of 1,941 shares of common stock. The Outstanding 2014 Warrants are subject to further adjustment in the event of sales of the Company’s common stock at a price per share less than the exercise price of the Outstanding 2014 Warrants then in effect (or securities convertible or exercisable into common stock at a conversion or exercise price less than the exercise price then in effect).

In the fourth quarter of 2017, the Company entered into warrant cancellation agreements with certain remaining holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $40. As of December 31, 2017, the remaining Outstanding 2014 Warrants were exercisable for an aggregate of 537 shares of common stock.

During the three months ended March 31, 2018, the Company entered into warrant cancellation agreements with certain remaining holders of the Outstanding 2014 Warrants  to cancel and terminate such warrants for total cash consideration of $14. As of March 31, 2018, the remaining Outstanding 2014 Warrants were exercisable for an aggregate of 307 shares of common stock. Subsequent to March 31, 2018, the Company entered into a warrant amendment agreement with the sole remaining holder of an Outstanding 2014 Warrant that removed all anti-dilution provisions except those for stock splits, reverse splits or stock dividends (See Note 15 to Notes to Consolidated Financial Statements in Item 1 of this report). There are no Outstanding 2014 Warrants that contain anti-dilution provisions that may be triggered by the future issuance by us of shares of our common stock or common stock equivalents at a price per share below the then-exercise price of the warrants.

On January 25, 2018, we entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which we have the right to sell up to $15,000 in shares of our common stock, $0.00001 par value per share, to Lincoln Park over a twenty-four-month period, subject to certain limitations and conditions set forth in the purchase agreement and registration rights agreement. In accordance with the terms of the purchase agreement, at the time we signed the purchase agreement and the registration rights agreement, we issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement and recorded $530 in deferred offering costs. These costs will be amortized to additional paid-in capital as we draw cash. During the three months ended March 31, 2018, the Company sold an aggregate of 173,474 shares to Lincoln Park, for aggregate proceeds of $2,510 net of issuance costs.

On April 24, 2018, the Company filed a Form S-1 registration statement for a proposed public offering of stock and warrants with Ladenburg Thalmann & Co. Inc. as the sole book-running manager.

Facility Changes

In May 2018, the we assigned our headquarters lease to a third party, who assumed from us all of our remaining rights and obligations under the lease.  Concurrently with the lease assignment, we entered into a sublease for 5,104 square feet of space, originally part of our headquarters lease, from the third party to which we assigned the lease. The sublease ends on October 31, 2023 and contains rent holidays and rent escalation clauses. In order to obtain the consent of our lender for these facility changes and the sale of certain assets, we agreed to pay down $300 of principal on our loan (See Note 15 to Notes to Consolidated Financial Statements in Item 1 of this report).

Cashflows

Net cash used in operating activities for the three months ended March 31, 2018 was $3,693, as compared to net cash used in operating activities of $6,140 for the three months ended March 31, 2017. The change in net cash used in operating activities for the three months ended March 31, 2018 as compared to the same period in the prior year was primarily due to a decrease in our net loss of $1,607, increase in change in accrued expense and other liabilities of $1,442, change in derivative activity of $253, and increase in change in accounts payable of $213 offset by a reduction in share-based compensation expense of $1,009.

We also have significant commitments that will require the use of cash in operating activities in future periods, including our obligations under current operating leases. At March 31, 2018, our total committed lease obligations amounted to$11,088 including total commitments due for the remainder of 2018 under our operating leases of $1,064.

Net cash from investing activities for the three months ended March 31, 2018 was $25 attributable to gain on sale of lab equipment of $25. This compares to net cash used in investing activities for the three months ended March 31, 2017 of $827 attributable to purchases of marketable securities and capital equipment of $6,777, offset by sales of marketable securities of $5,950.

Net cash provided by financing activities for the three months ended March 31, 2018 was $2,389 consisting of proceeds from issuance of common stock associated with the Lincoln Park agreement of $2,510, proceeds from the exercise of a stock option and Employee Stock Purchase Plan issuances of $3, offset by loan repayments of $110. This compares to net cash used in financing activities of $57 for three months ended March 31, 2017 consisting of proceeds from the exercise of a stock option and Employee Stock Purchase Plan issuances of proceeds of $46, offset in part by loan repayments of $103.

Funding Requirements

To date, we have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. As of March 31, 2018, we had cash and cash equivalents of $11,614. We do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations for any meaningful time beyond the end of 2018. This raises substantial doubt about our ability to continue as a going concern.  See “Risk Factors” in Part II, Item 1A below.

We are pursuing opportunities to obtain additional financing in the future through equity and/or debt financings. In the event we are able to raise sufficient funds to continue our operations, we do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We anticipate that we will continue to have limited liquidity and capital resources and will need to obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements.  We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of March 31, 2018 there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Annual Report.

Subsequent to March 31, 2018, the Company assigned the Cambridge Lease to a third party, who assumed from us all of our remaining rights and obligations under the lease, and the Company entered into a sublease for 5,104 square feet of space, originally part of the Cambridge Lease, from the third party to which the Company assigned the Cambridge Lease. In order to obtain the consent of MassDev for these facility changes and the sale of certain assets, the Company agreed to pay down $300 of principal on the MassDev loan (See Note 15 to Notes to Consolidated Financial Statements in Item 1 of this report.)

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates which could affect our operating results, financial position, and cash flows. We manage our exposure to these market risks through our regular operating and financing activities. We do not use derivative financial instruments for speculative or trading purposes. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2017 Annual Report. As of March 31, 2018, there were no material changes in our exposure to market risk compared to December 31, 2017.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2018, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to continue to defend ourselves against the remaining counter claims and, to date, we have not recorded any provision for losses that may arise..

Item 1A.       Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10‑Q, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

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

Our financial statements as of March 31, 2018 were prepared under the assumption that we will continue as a going concern. At March 31, 2018, we had cash and cash equivalents of $11.6 million. In the event we are unable to obtain additional equity or debt financing, we will be unable to fund our operations for a meaningful time beyond the end of 2018.

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

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 12, 2018 included in the Company’s Annual report on Form 10-K as filed with the SEC on March 12, 2018.

Increase in authorized shares may be required for future financings.

We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. Currently we have 4,000,000 authorized shares of which 1,562,284 are issued and outstanding at March 31, 2018.  We have limited capital and in order for us to execute on our business plan and remain viable as a going concern, we must have the flexibility to engage in capital raising transactions until we are able to generate sufficient revenue and cash flow. Investors in prior transactions have purchased our common stock or our derivative securities, such as warrants, for which we must reserve unissued common stock.

We therefore may be limited in future capital raising opportunities that would require the issuance of shares of our common stock. Increasing the number of authorized shares of common stock will enable us to issue common stock or securities convertible or exercisable into common stock to investors and other strategic partners, and as a result enable us to engage in capital raising transactions and other strategic transactions involving the issuance of equity securities.

To the extent we raise additional capital by issuing equity securities, including in a debt financing where we issue convertible notes or notes with warrants and any shares of our common stock to be issued, the issuance of additional shares is conditioned upon having an adequate number of authorized shares. In our Proxy Statement dated April 27, 2018, we have proposed an increase in the number of authorized shares from 4,000,000 to 25,000,000. This increase requires shareholder approval.

If the increase is not approved, we will be limited in our efforts to raise additional capital. In such event, our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

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

Our future funding requirements, both near‑ and long‑term, will depend on many factors, including, but not limited to:

•

 the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our Neuro-Spinal Scaffold implant and any other product candidates that we may develop or acquire, including our planned INSPIRE 2.0 Study;

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

We have incurred net losses each year since our inception, including net losses of $4.8 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $188.7 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

We continue to actively evaluate business partnerships and acquisitions of businesses, technologies, or intellectual property rights that we believe would be necessary, useful, or complementary to our current business. Any such acquisition may require assimilation of the operations, products or product candidates, and personnel of the acquired business and the training and integration of its employees, and could substantially increase our operating costs, without any offsetting increase in revenue. We may also acquire the right to use certain intellectual property through licensing agreements, which could substantially increase our operating costs. Acquisitions and licensing agreements may not provide the intended technological, scientific or business benefits and could disrupt our operations and divert our limited resources and management’s attention from our current operations, which could harm our existing product development efforts. While we may use cash or equity to finance a future acquisition or licensing agreement, it is likely we would issue equity securities as a significant portion or all of the consideration in any acquisition. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders. Any investment made in, or funds advanced to, a potential acquisition target could also significantly, adversely affect our results of operations and could further reduce our limited capital resources. Any acquisition or action taken in anticipation of a potential acquisition or other change in business activities could substantially depress the price of our stock. In addition, our results of operations may suffer because of acquisition related costs, or the post-acquisition costs of funding the development of an acquired technology or product candidates or operations of the acquired business, or due to amortization or impairment costs for acquired goodwill and other intangible assets.

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

The results of preclinical studies and early clinical trials of new medical devices do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect, the trials may not produce results to support regulatory approval. We are currently pursuing marketing approval via the HDE regulatory pathway which requires us to show the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit of health outweighs the risk of injury or illness from its use. Preliminary results may not be confirmed upon full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical development may fail to show safety and probable benefit sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to obtain regulatory approval in the United States or elsewhere. It is also possible that patients enrolled in clinical trials will experience adverse events or unpleasant side effects that are not currently part of the product candidate’s profile. Because of the uncertainties associated with clinical development and regulatory approval, we cannot determine if or when we will have an approved product ready for commercialization or achieve sales or profits.

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

In addition, as one source of comparator data, we initiated the CONTEMPO Registry Study, utilizing existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. There can be no assurance that either our planned INSPIRE 2.0 Study or the CONTEMPO Registry Study will be successfully completed. Even if we successfully complete the INSPIRE 2.0 Study and the CONTEMPO Registry Study, we cannot be certain that the FDA will agree that these additional studies provide sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. Moreover, analysis of data from the CONTEMPO Registry Study may suggest a higher threshold for evidencing probable benefit. For example, AIS conversion rates at approximately six months post-injury across the three registries used in CONTEMPO varied from 16.7% – 23.4%, which are higher than the approximately 15.5% conversion rate from the historical registries that were the basis for the selection of the current OPC for The INSPIRE Study. In the event our clinical data is not acceptable to the FDA, our ability to obtain approval under the HDE pathway may be delayed or may not be feasible. If the FDA does not approve our product candidates in a timely fashion, or at all, our business and financial condition will be adversely affected.

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

Risks Related to Investment in Our Securities

The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

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

In the foreseeable future, we do not intend to pay cash dividends on shares of our common stock so any investor gains will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any gains to stockholders will therefore be limited to the increase, if any, in our share price.

In the event that we fail to satisfy any of the listing requirements of the Nasdaq Global Market, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on the Nasdaq Global Market. For continued listing on the Nasdaq Global Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, on January 23, 2018 we received a deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. Although we have regained compliance with the Bid Price Rule as a result of the reverse stock split we effected on April 16, 2018, we may fail to remain in compliance with the Bid Price Rule or other rules of the Nasdaq Global Market. In the event that we fail to satisfy any of the listing requirements of the Nasdaq Global Market, our common stock may be delisted. If our securities are delisted from trading on the Nasdaq Global Market, and we are not able to list our securities on another exchange or to have them listed on the Nasdaq Capital Market, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including

•	a limited availability of market quotations for our securities;
•

a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

Item 5.          Other Information.

Officer Transitions

Christopher McNulty, our Chief Financial Officer, has resigned from the Company effective May 11, 2018.  In connection with his resignation and pursuant to a letter agreement dated May 7, 2018, Mr. McNulty will be entitled to the severance benefits provided under his employment agreement.

In connection with the departure of Mr. McNulty, effective as of May 11, 2018, Jeffrey Modestino, who currently serves in a consultancy capacity to the company as a strategic financial advisor, will assume the roles of the Company’s principal financial officer, principal accounting officer and treasurer.  Mr. Modestino is a consultant with Patina Solutions Group Inc, (“Patina”), which was engaged by the Company in February 2018, to provide Mr. Modestino’s services as a strategic financial advisor to the Company.  Mr. Modestino has been with Patina since February 2018. Prior to joining the Company, Mr. Modestino served as the Chief Financial Officer of Clearline MD, a medical equipment manufacturer, from January 2016 through January 2018.  Prior to that, Mr. Modestino served as Vice President of Finance of e-MDs Corporation, a healthcare services company, from November 2010 through  January 2016. Mr. Modestino received his Bachelor of Science degree in Finance from Bentley University and an M.B.A. from Babson College.

In connection with his appointment as principal financial officer, principal accounting officer and treasurer, Mr. Modestino will enter into the Company’s standard form of indemnification agreement, a copy of which was filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333- 171998) filed with the SEC on February 1, 2011 and is incorporated herein by reference.

Mr. Modestino has no family relationship with any of the executive officers or directors of the Company. There are no arrangements or understandings between Mr. Modestino and any other person pursuant to which he was elected as an officer and director of the Company.  Except with respect to the consulting agreement with Patina, Mr. Modestino has not engaged in any transactions with the Company or its subsidiaries that are required to be disclosed under Item 404(a) of Regulation S-K, nor have any such transactions been proposed.

In February 2018, upon Mr. Modestino starting work for the Company, we entered into a master services agreement with Patina Solutions Group Inc, (“Patina”) at that time, pursuant to which Patina provides us with finance functions including the services of Mr. Modestino. We currently pay Patina an agreed upon hourly rate of $197 pursuant to the terms of the master services agreement for Mr. Modestino’s services. Mr. Modestino is compensated by Patina and not by the Company.

Lease Assignment

Effective May 3, 2018, the Company entered into an Assignment and Assumption of Lease and Consent of Landlord with Shiseido Americas Corporation (“Assignee”) and ARE-MA Region No. 59, LLC pursuant to which the Company assigned the lease to its headquarters in Cambridge Massachusetts (the “Cambrindge Lease”) to Assignee, who assumed all of the Company’s remaining rights and obligations under the lease, including the obligations of the Company with respect to a pre-existing sublease to a third party. Concurrently, the Company entered into a Sublease with the Assignee pursuant to which the Company will sublease 5,104 square feet of space that was originally part of the Cambridge Lease.  The sublease ends on October 31, 2023 and contains a rent holiday and rent escalation clauses.  In connection with the assignment and sublease and in order to obtain the consent of MassDev, a lender to the Company, for these facility changes and the sale of certain assets in connection with the facility changes, the Company agreed to pay down $300,000 of principal on the MassDev loan.  In connection with the lease assignment and the sublease, the Company’s $311,000 standby letter of credit in favor of a landlord, recorded as restricted cash, will be terminated and a new standby letter of credit will be established for $40,000 and recorded as restricted cash.

Item 6.          Exhibits

Exhibit Number	Description

3.1

Articles of Incorporation of InVivo Therapeutics Holdings Corp. as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as filed with the SEC on August 4, 2016.)

3.2

Certificate of Amendment to Articles of Incorporation of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2017.)

3.3

Certificate of Change Pursuant to NRS 78.209 filed with Nevada Secretary of State, dated April 13 2018 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2018.)

10.1

Purchase Agreement, dated January 25, 2018, between InVivo Therapeutics Holdings Corp. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2018.

10.2

Registration Rights Agreement, dated January 25, 2018, between InVivo Therapeutics Holdings Corp. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 26, 2018).

10.3*

Consulting Agreement, dated January 3, 2018, by and between Mark D. Perrin and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.4*

Letter Agreement, dated January 19, 2018, by and between Tamara L. Joseph and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.5*

Letter Agreement, dated March 7, 2018, by and between Pamela Stahl and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K, as filed with the commission on March 12, 2018.)

10.6*

Consulting Agreement, dated January 19, 2018, by and between Tamara L. Joseph and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document * Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 7, 2018	By:	/s/ Christopher McNulty
	Name:	Christopher McNulty
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)