Form 10-Q
period 2018-06-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2018-08-07
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 1, 2018, 7,763,420 shares of the registrant’s common stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended June 30,  2018

PART I — FINANCIAL INFORMATION

SPECIAL NOTE

All share number and share prices presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the 1-for-25 reverse stock split of InVivo Therapeutics Holdings Corp.’s common stock effected on April 16, 2018.

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	June 30,	December 31,
	2018	2017
ASSETS:
Current assets:
Cash and cash equivalents	$22,320	$12,910
Restricted cash	12	361
Prepaid expenses and other current assets	1,235	535
Total current assets	23,567	13,806
Property, equipment and leasehold improvements, net	125	157
Restricted cash	90	—
Other assets	77	82
Total assets	$23,859	$14,045
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$914	$988
Loan payable, current portion	330	452
Derivative warrant liability	21,469	4
Deferred rent, current portion	—	30
Accrued expenses	2,996	1,638
Total current liabilities	25,709	3,112
Loan payable, net of current portion	—	400
Deferred rent, net of current portion	—	367
Other liabilities	59	56
Total liabilities	25,768	3,935
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, $0.00001 par value, authorized 25,000,000 shares; 4,077,667 shares issued and outstanding at June 30, 2018; 1,370,992 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	199,720	194,016
Accumulated deficit	(201,630)	(183,907)
Total stockholders’ equity (deficit)	(1,909)	10,110
Total liabilities and stockholders’ equity (deficit)	$23,859	$14,045

See notes to the unaudited consolidated financial statements.

(Reflects 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,026	$3,211	$2,424	$6,595
General and administrative	1,786	3,715	5,220	7,000
Total operating expenses	2,812	6,926	7,644	13,595
Operating loss	(2,812)	(6,926)	(7,644)	(13,595)
Other income (expense):
Interest income / (expense), net	33	32	51	69
Other income / (expense), net	26	—	68	—
Derivatives gain (loss)	(10,186)	554	(10,198)	795
Other income (expense), net	(10,127)	586	(10,079)	864
Net loss	$(12,939)	$(6,340)	$(17,723)	$(12,731)
Net loss per share, basic and diluted	$(7.48)	$(4.92)	$(11.20)	$(9.91)
Weighted average number of common shares outstanding, basic and diluted	1,729,248	1,287,424	1,581,924	1,284,610
Other comprehensive loss:
Net loss	(12,939)	(6,340)	(17,723)	(12,731)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	—	1	—	(1)
Comprehensive loss	$(12,939)	$(6,339)	(17,723)	$(12,732)

See notes to the unaudited consolidated financial statements.

(Reflects 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	2018	2017
Cash flows from operating activities:
Net loss	$(17,723)	$(12,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	264
Loss on impairment of fixed assets	48	—
Derivatives (gain) loss	10,198	(795)
Non-cash interest expense	2	2
Common stock issued to 401(k) plan	6	113
Gain on lease assignment	(603)	—
Share-based compensation expense	456	2,583
Non-cash investment (income) expense, net	—	8
Changes in operating assets and liabilities:
Prepaid expenses	(700)	(206)
Other assets	(6)	5
Accounts payable	(74)	(133)
Accrued expenses and other liabilities	1,566	(89)
Net cash used in operating activities	(6,772)	(10,979)
Cash flows from investing activities:
Purchases of marketable securities	—	(8,256)
Sales of marketable securities	—	12,300
Purchases of property and equipment	(65)	(54)
Net cash (used in) provided by investing activities	(65)	3,990
Cash flows from financing activities:
Proceeds from exercise of stock options	—	26
Proceeds from issuance of stock under ESPP	3	29
Proceeds from exercise of warrants	10	—
Repayment of loan payable	(522)	(208)
Repurchase of warrants	(14)	—
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	16,511	—
Net cash (used in) provided by financing activities	15,988	(153)
Increase (decrease) in cash and cash equivalents and restricted cash	9,151	(7,142)
Cash, cash equivalents and restricted cash at beginning of period	13,271	21,825
Cash, cash equivalents and restricted cash at end of period	$22,422	$14,683
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$25	$40
Issuance costs paid in common stock	$287	—

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

1.NATURE OF OPERATIONS AND GOING CONCERN, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Business

InVivo Therapeutics Holdings Corp. (the “Company”) is a pioneering biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries (“SCIs”). The Company’s Neuro-Spinal Scaffold™ implant is a bioresorbable polymer scaffold that is designed for implantation at the site of injury within the spinal cord to treat SCI.  The proprietary technologies incorporate intellectual property that is licensed under an exclusive, worldwide license from Boston Children’s Hospital and the Massachusetts Institute of Technology, as well as intellectual property that has been developed internally in collaboration with its advisors and partners.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At June 30, 2018, the Company has consolidated cash and cash equivalents of $22.3 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The recent financing closed in June 2018 (see Note 9) has provided necessary funding to fund operations for at least the next twelve months. The Company expects that it will need additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements in the future which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and license arrangements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 12, 2018. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2018 and its results of operations and cash flows for the interim period presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. These standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. Currently, this guidance is not applicable to the Company as the Company does not generate revenue. However, the Company will evaluate the impact of adopting ASU 2014-09 on its consolidated financial statements when the Company begins to generate revenue.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by; requiring equity investments to be measured at fair value with changes in fair value recognized in net income: requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. In February 2018, the FASB issued ASU No. 2018-03 which includes technical corrections and improvements to clarify the guidance in ASU No. 2016-01. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have any impact on its accounting for equity investments, fair value disclosures or other disclosure requirements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination and insurance settlement proceeds. The Company adopted ASU 2016-15 on January 1, 2018, and it did not result in any changes to the presentation of amounts shown on the Company’s consolidated statements of cash flows to all periods presented.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force).” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU No. 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to the prior period consolidated statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,	June 30,
(In thousands)	2018	2017
Cash and cash equivalents	$22,320	$14,322
Restricted cash included in current assets	12	361
Restricted cash included in other non-current assets	90	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$22,422	$14,683

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

In July 2017, the FASB issued ASU No. 2017-11, “Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). Part I of this guidance applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II of this guidance replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company has concluded that the adoption of ASU 2017-11 will not have a material impact on the financial statements.

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

2.CASH AND CASH EQUIVALENTS

At June 30, 2018 and December 31, 2017, cash equivalents were comprised of money market funds and other short-term investments.

From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents.

Cash and cash equivalents consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Cash	$(565)	$23
Money market funds	22,885	12,887
Total cash and cash equivalents	$22,320	$12,910

3.RESTRICTED CASH

Restricted cash as each of June 30, 2018 and December 31, 2017 was $102 thousand and $361 thousand, respectively. Restricted cash as of June 30, 2018 included a $50 thousand security deposit related to the Company’s credit card account, $12 thousand related to 401(k) reserve account and a $40 thousand standby letter of credit in favor of a landlord (see Note 6).

4.       MARKETABLE SECURITIES

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars, including money market accounts, commercial paper, and corporate obligations, in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

As of June 30, 2018 and December 31, 2017, the Company had no marketable securities.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$22,885	$—	$—	$22,885
Derivative warrant liability	$—	$21,469	$—	$21,469

	At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$12,887	$—	$—	$12,887
Derivative warrant liability	$—	$4	$—	$4

6.COMMITMENTS AND CONTINGENCIES

Leases

On November 30, 2011, the Company entered into a commercial lease for 26,342 square feet of office, laboratory, and manufacturing space in Cambridge, Massachusetts (as amended on September 17, 2012 and October 31, 2017, the “Cambridge Lease”). The term of the Cambridge Lease was six years and three months, with one five-year extension option. On August 21, 2017, the Company exercised its option for the five-year extension on the Cambridge Lease. The five-year renewal lease term was set to commence on November 1, 2018 and end on October 31, 2023. The terms of the Cambridge Lease required a standby letter of credit in the amount of $311 thousand.

On March 31, 2016, the Company entered into a short-term lease, to sub-lease 5,233 square feet of its facility (the “Sublease”). The lease term was from April 1, 2016 through January 31, 2017. In connection with the Sublease,

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

the Company received sublease income for the three and six months ended June 30, 2017 of $26 thousand, which was recorded as an offset to rent expense.

On June 13, 2017, the Company entered into a short-term lease, as subtenant, to sub-lease 5,233 square feet of the facility (the “Moderna Sublease”). The lease term was from July 1, 2017 through October 26, 2018. On June 19, 2017, the Company received a $55 thousand security deposit under the terms of the Moderna Sublease. In conjunction with Cambridge Lease assignment on May 3, 2018, this security deposit was transferred to the third party that assumed the lease. In connection with the Moderna Sublease, the Company received sublease income of $30 thousand for the three-month period ended June 30, 2018, which was recorded as an offset to rent expense. In connection with the Moderna Sublease, the Company received sublease income of $112 thousand for the six-month period ended June 30, 2018, which was recorded as an offset to rent expense.

On May 3, 2018, the Company assigned the Cambridge Lease to a third party who assumed all of the Company’s remaining rights and obligations under the lease including the Moderna Sublease. On the same date as the lease assignment, the Company entered into a sublease for 5,104 square feet of space, originally part of the Cambridge Lease, from the third party to which the Company assigned the Cambridge Lease. The sublease commenced on May 3, 2018 through October 31, 2023 and contains rent holiday and rent escalation clauses. In connection with the lease assignment and the sublease, the $311 thousand standby letter of credit was terminated and a new standby letter of credit was established for $40 thousand. On November 1, 2018, the standby letter of credit will be increased to $60 thousand. The $55 thousand security deposit under the Moderna Sublease was transferred to the third party and $603 thousand of deferred rent was removed from the consolidated balance sheets as of June 30, 2018. The resulting gain was recorded within the consolidated statement of operations and comprehensive loss during the second quarter of 2018. The Company also wrote off certain furniture, fixtures and equipment (including laboratory equipment) and recorded an impairment charge of $48 thousand for the six months ended June 30, 2018.

The Company recognizes rent expense on a straight-line basis over the term of the lease and records the difference between the amount charged to expense and the rent paid as prepaid rent or deferred rent liability. As of June 30, 2018 and December 31, 2017, the amount of prepaid rent was $199 thousand and $0, respectively. As of June 30, 2018 and December 31, 2017, the amount of deferred rent liability was $0 and $397 thousand, respectively.

Pursuant to the terms of the non-cancelable lease agreements in effect at June 30, 2018, the future minimum rent commitments are as follows (in thousands):

Year Ended December 31,
2018	—
2019	243
2020	375
2021	386
2022	398
Thereafter	339
Total	$1,741

Total rent expense for the three-month period ended June 30, 2018 was $224 thousand, and does not include the one-time gain on termination of the Cambridge lease of $603 thousand that was recorded to the consolidated statement of operations and comprehensive loss during the second quarter of 2018. Total rent expense for the three-month period ended June 30, 2017 was $287 thousand.

Total rent expense for the six-month period ended June 30, 2018 was $640 thousand, and does not include the one-time gain on termination of the Cambridge lease of $603 thousand that was recorded to the consolidated statement of operations and comprehensive loss during the second quarter of 2018. Total rent expense for the six-month period ended June 30, 2017 was $555 thousand.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

Compensation Commitment

The Company entered into a compensation arrangement with an executive during September 2016 which provided for a future cash payment by the Company to the executive based on the February 13, 2017 stock price of the executive’s former employer. The award was earned over a period of one year. The expense related to the compensation arrangement was $87 thousand and $174 thousand for the three-month and six-month periods ended June 30, 2017, respectively. As of June 30, 2018, there were no outstanding payments to the executive.

Litigation

Lawsuits with Former Employee

In November 2013, the Company filed a lawsuit against Francis Reynolds, its former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleges breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, and corporate waste, and seeks monetary damages and an accounting. The lawsuit involves approximately $500 thousand worth of personal and/or exorbitant expenses that the Company alleges Mr. Reynolds inappropriately caused it to pay while he was serving as the Company’s Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Company’s Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against the Company and the Company’s Board of Directors. The counterclaims allege two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and seek monetary damages and a declaratory judgment. The counterclaims related to Mr. Reynolds’s allegations that the Company and the Company’s Board of Directors interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options that he did not receive. On January 9, 2014, the Company, along with the directors named in the counterclaims, filed the Company’s answer denying that Mr. Reynolds is entitled to any relief. The parties have completed discovery. On March 3, 2017, the counterclaim defendants filed a motion for summary judgement on all counterclaims asserted by Mr. Reynolds. On October 18, 2017, the Court allowed the motion for summary judgment in substantial part, and denied it in part. The Court, citing disputed issues of fact, declined to dismiss the counterclaims for breach of contract, breach of implied covenant of good faith and fair dealing, and declaratory judgment concerning Mr. Reynolds’ attempted exercise of certain stock options, which Mr. Reynolds claims is the equivalent of 47,864 shares of common stock, but dismissed all other claims asserted by Mr. Reynolds. In July 2018, the Parties reported the case as settled to the Court.

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Severance and restructuring	$1,325	$1,160
Clinical	594	52
Legal	557	68
Bonus	158	62
Vacation	42	55
Payroll	21	79
Other accrued expenses	299	162
Total accrued expenses	$2,996	$1,638

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

8.LOAN PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”). The loan agreement provided the Company with a $2.0 million line of credit from the Commonwealth of Massachusetts’ Emerging Technology Fund, with $200 thousand designated to be used for working capital purposes and the remainder to be used for the purchase of capital equipment. The annual interest rate on the loan is fixed at 6.5% with interest-only payments for the first thirty months, commencing on November 1, 2012, and then equal installments of interest and principal over the next fifty-four months, until the final maturity of the loan in March 2019. Commencing on May 1, 2015, equal monthly payments of $41 thousand are due until loan maturity.

In May 2018, in order to obtain the consent of MassDev for facility changes, including the assignment of the Cambridge Lease, and the sale of certain assets, the Company paid down $300 thousand of principal on the MassDev loan. As of June 30, 2018, $330 thousand in principal payments will be due in the next twelve months. In October 2012, as part of the agreement, the Company issued MassDev a warrant for the purchase of 362 shares of the Company’s common stock. The warrant has a seven-year term and is exercisable at $166 per share. The fair value of the warrant was determined to be $32 thousand and is being amortized through interest expense over the life of the note. Amortization expense was $1 thousand in each of the three-month periods ended June 30, 2018 and 2017 and $2 thousand in each of the six-month periods ended June 30, 2018 and 2017. This amortization expense was included in interest expense in the Company’s consolidated statements of operations. The equipment line of credit is secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the three-month periods ended June 30, 2018 and 2017 was $12 thousand and $19 thousand respectively. Interest expense related to this loan for the six-month periods ended June 30, 2018 and 2017 was $26 thousand and $39 thousand respectively.

9.COMMON STOCK

In May 2018, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 4,000,000 to 25,000,000 shares.  As of June 30, 2018 and December 31, 2017, 4,077,667 and 1,370,992 shares were issued and outstanding respectively.

In June 2018, the Company closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of one share of the Company’s common stock, par value $0.00001 per share and one Series A warrant to purchase one share of common stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of one pre-funded Series B Warrant, and one Series A warrant to purchase one share of common stock. Each Series A warrant has an exercise price of $2.00 per share, is exercisable immediately and expires five years from the date of issuance. Each Series B warrant has an exercise price of $0.01 per share, is exercisable immediately and will expire twenty years from the date of issuance (see Note 12). The net proceeds to the Company, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million.

In January 2018, the Company entered into a purchase and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which it has the right to sell up to $15 million, in shares of our common stock, $0.00001 par value per share, to Lincoln Park over a twenty-four-month period, subject to certain limitations and conditions set forth in the purchase agreement and registration rights agreement. On May 30, 2018 the Company’s stockholders approved to increase the issuance and sale by the Company to Lincoln Park, including the Company’s prior issuances and sales of shares of common stock to Lincoln Park since January 2018, of up to 1,200,000 shares of common stock. In accordance with the terms of the purchase agreement, at the time we signed the purchase agreement and the registration rights agreement, we issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the purchase agreement and recorded $627 thousand in deferred offering costs. As of June 30, 2018, these costs were reclassified to additional paid-in capital. During the three months ended June 30, 2018, the Company sold an aggregate of 83,330 shares to Lincoln Park, for aggregate proceeds of $370 thousand net of issuance costs. During

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

the six months ended June 30, 2018, the Company sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs.

In May 2018, the Company’s Board of Directors approved to increase the number of shares of Common Stock reserved under the 401(k) Plan by 4,000 shares, bringing the aggregate number of shares of Common Stock eligible for distribution pursuant to the 401(k) Plan as of that date to 4,100 shares. In the second quarter of 2018 the Company revised its 401(k) matching policy to move from share matching to cash based matching. During the six months ended June 30, 2018, the Company issued an aggregate of 440 shares of common stock with a fair value of $6 thousand to the Company’s 401(k) plan as a matching contribution. The Company contributed $28 thousand in matching contributions to employee 401(k) accounts during the six months ended June 30, 2018. During the year ended December 31, 2017, the Company issued an aggregate of 3,933 shares of common stock with a fair value of $183 thousand to the Company’s 401(k) plan as a matching contribution.

During the six months ended June 30, 2018, the Company issued an aggregate of 188 shares of common stock under the Company’s Employee Stock Purchase Plan (the “ESPP”) and received cash proceeds of approximately $3 thousand. During the year ended December 31, 2017, the Company issued an aggregate of 710 shares of common stock under the Company’s Employee Stock Purchase Plan (the “ESPP”) and received cash proceeds of $51 thousand.

During the year ended December 31, 2017, the Company issued an aggregate of 3,576 shares of common stock upon the exercise of stock options and received cash proceeds from such exercises of $26 thousand.

During the year ended December 31, 2017, the Company issued an aggregate of 139 shares of common stock upon the exercise of warrants and received cash proceeds from such exercises of $3 thousand.

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. As of June 30, 2018, the total number of shares available to be issued under the 2015 Plan was 186,577 shares, consisting of 160,000 shares initially authorized under the 2015 Plan shares plus the 12,894 shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

As of June 30, 2018, there were outstanding options to purchase an aggregate of 56,824 shares under the plans. As of December 31, 2017, there were outstanding options to purchase an aggregate of 134,770 shares under the 2015, 2010, and 2007 Plans.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 7,500 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of common stock on such date, (ii) 2,000 shares, or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 50,000 shares. As of June 30, 2018 and December 31, 2017, there were 8,988 and 9,933 shares reserved for issuance under the ESPP respectively.

In January 2018, 188 shares that were purchased in the offering period commencing on July 1, 2017 and ending on December 31, 2017 were issued under the ESPP. As of June 30, 2018, $3 thousand of employee payroll deductions had been withheld since January 1, 2018, the commencement of the current offering period, and are included in accrued expenses on the balance sheet. The ESPP is considered a compensatory plan with the related compensation cost recognized over each six-month offering period. The compensation expense related to the ESPP for the three-month periods ended June 30, 2018 and 2017 was $1 thousand and $8 thousand, respectively, and is included in share-based compensation expense. The compensation expense related to the ESPP for the six-month periods ended June 30, 2018 and 2017 was $1 thousand and $13 thousand, respectively, and is included in share-based compensation expense

Share-based compensation

For the three-month periods ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of $150 thousand and $1.3 million, respectively, inclusive of the expense related to the ESPP. For the six-month periods ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of $456 thousand and $2.6 million, respectively, inclusive of the expense related to the ESPP. Stock-based compensation expense for the six-month period ended June 30, 2017 included $24 thousand of expense related to a stock option modification.

The Company adopted ASU 2016-09 on January 1, 2017. Prior to the adoption of this standard, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The Company continues to recognize share-based compensation expense over the vesting period of the grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $155 thousand recorded to accumulated deficit on the balance sheet as of January 1, 2017.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

The assumptions used principally in determining the fair value of options granted were as follows:

	June 30,	December 31,
	2018	2017
Risk-free interest rate	2.45%	1.69 - 2.36%
Expected dividend yield	0%	0%
Expected term (employee grants)	5.27 Years	6.22 Years
Expected volatility	96.07%	104%

Stock options

A summary of option activity as of June 30, 2018 and changes for the six-month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2017	134,770	$164.29
Granted	3,024	$17.25
Expired	(3,474)	$261.94
Cancelled/Forfeited	(77,496)	$171.63
Exercised	—	$—
Outstanding at June 30, 2018	56,824	$140.56	6.79	$—
Vested at June 30, 2018	40,188	$171.35	5.89	$—

The weighted average grant-date fair value of options granted during the six months ended June 30, 2018 was $12.88 per share. The total fair value of options that vested in the three months ended June 30, 2018 was $119 thousand. The total fair value of options that vested in the six months ended June 30, 2018 was $803 thousand. For the three-month period ended June 30, 2018, the Company recorded stock-based compensation expense of $170 thousand related to stock options. For the six-month period ended June 30, 2018, the Company recorded stock-based compensation expense of $419 thousand related to stock options. As of June 30, 2018, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $341 thousand and is estimated to be recognized over a period of 2.15 years.

Restricted Stock Units

The following table summarizes the restricted stock unit (“RSU”) activity under the 2015 Equity Incentive Plan during the six-month period ended June 30, 2018:

		Weighted-Average
	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2017	20,000	$25.70
Granted	—	—
Vested	—	—
Forfeited	(5,500)	31.25
Unvested balance at June 30, 2018	14,500	$23.59

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

For the three-month period ended June 30, 2018, the Company recorded a credit of $21 thousand to stock-based compensation expense as a result of forfeitures and cancellations related to the time-based RSUs. For the six-month period ended June 30, 2018, the Company recorded stock-based compensation expense of $35 thousand related to the time-based RSUs. As of June 30, 2018, total unrecognized compensation expense related to non-vested RSUs amounted to $276 thousand which the Company expects to recognize over a remaining weighted-average of 3.08 years.

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at June 30, 2018:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2012	Equity	243	$166.00	10/5/2019
2014	Equity	307	$11.75	5/9/2021
2016	Equity	85,869	$250.00	3/18/2021
2018	Liability	7,621,211	$2.00	6/25/2023
2018	Liability	5,191,893	$0.01	6/25/2038
Total		12,899,523
Weighted average exercise price			$2.85
Weighted average life in years				11.02

In June 2018, the Company closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of one share of the Company’s common stock, par value $0.00001 per share and one Series A warrant to purchase one share of common stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of one pre-funded Series B Warrant, and one Series A warrant to purchase one share of common stock. Each Series A warrant has an exercise price of $2.00 per share, is exercisable immediately and expires five years from the date of issuance. Each Series B warrant has an exercise price of $0.01 per share, is exercisable immediately and will expire twenty years from the date of issuance (see Note 12). The net proceeds to the Company, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million.

The Company assessed whether the warrants required accounting as derivatives. With the exception of the warrants issued in 2018 (See Note 12), the Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

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

Warrant Cancellation

In the fourth quarter of 2017, the Company entered into warrant cancellation agreements with certain holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $40 thousand. As of December 31, 2017, the remaining Outstanding 2014 Warrants were exercisable for an aggregate of 537 shares of common stock.

During six months ended June 30, 2018 the Company entered into warrant cancellation agreements with certain holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $14 thousand. As of June 30, 2018, the sole remaining Outstanding 2014 Warrants was exercisable for an aggregate of 307 shares of common stock.

Warrant Amendment

In May 2018, the Company entered into a warrant amendment agreement with the sole remaining holder of an Outstanding 2014 Warrant (the “Warrant Amendment”). The warrant holder received cash compensation of $19 thousand and a two year extension of warrant term in exchange for the removal of all anti-dilution provisions except those for stock splits, reverse splits or stock dividends. As a result of the amendment, the Company reclassified the remaining 2014 warrants valued at $1 thousand to stockholders’ equity (see Note 12).

12.     DERIVATIVE INSTRUMENTS

The 2018 warrants issued in connection with the Company’s underwritten public offering had provisions that precluded the Company from classifying them as equity instruments (Note 11). Accordingly, these warrants have been accounted for as derivative warrant liabilities. The Company used the Black Scholes model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for these warrants.

At inception the fair value of the Series B pre-funded warrants was estimated at $11.5 million using a Black-Scholes model with the following assumptions: expected volatility of 202.51%, risk free interest rate of 2.95%, expected life of 20 years and no dividends.

At inception the fair value of the Series A warrants was estimated at $13.7 million using a Black-Scholes model with the following assumptions: expected volatility of 202.51%, risk free interest rate of 2.75%, expected life of 5 years and no dividends.

The Company allocated $13.2 million of the net proceeds to record the relative fair value of the warrant liability, with the remaining amount of $286 thousand recorded to permanent equity. The Company subsequently recorded the fair value of the warrant liability at $25.2 million with the loss of $12 million being recorded as a derivative loss on the Company’s consolidated statement of operations and comprehensive loss during the second quarter of 2018.  The fair value of these derivative instruments at June 30, 2018 was $21.5 million and is included as a derivative warrant liability in current liabilities on the balance sheet, with a gain of $1.8 million being recorded to derivatives gain on the Company’s consolidated statement of operations and comprehensive loss during the second quarter of 2018. During the six months ended June 30, 2018, the Company issued an aggregate of 1,050,918 shares

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

of common stock upon the exercise of Series B warrants for aggregate proceeds of $10 thousand and reclassified $1.9 million from derivative warrant liability to additional paid in capital.

The 2014 warrants issued in connection with the Company’s May 2014 public offering had anti-dilution protection provisions and, under certain conditions, required the Company to automatically reprice the 2014 warrants (Note 11). Accordingly, the 2014 warrants had been accounted for as derivative warrant liabilities. Through the date of the warrant exchange (Note 11), the Company used the Binomial Lattice option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for the 2014 warrants considered to be derivative instruments.

In May 2018, the Company entered into the Warrant Amendment, which removed provisions that had previously precluded equity classification treatment on the Company’s balance sheets. The fair value of the amended warrants was re-measured immediately prior to the date of amendment with changes in fair value recorded as a loss of $1 thousand in the Company’s consolidated statement of operations and $1 thousand was reclassified to equity.

As of December 31, 2017, the derivative warrant liability was insignificant and was included as a derivative warrant liability in current liabilities on the balance sheet. Changes in the fair value of the derivative financial instruments were recognized in the Company’s consolidated statement of operations as a derivative gain or loss.

The assumptions used principally in determining the fair value of the 2018 and 2014 warrants were as follows:

	2018 Series A	2018 Series B	2014 Warrants
	June 30,	June 30,	December 31,
	2018	2018	2017
Risk free interest rate	2.73%	2.91%	1.91%
Expected dividend yield	—%	—%	—%
Contractual term (in years)	5.0	20.0	1.4
Expected volatility	202.04%	202.04%	82%

The table below presents the changes in the derivative warrant liability during the three-month and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Balance at March 31,	$2	$1,073
Issuance of new warrants	13,172	—
Reduction in derivative liability due to exercise and repurchase of warrants	(1,890)	—
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	(1)	—
Increase (decrease) in the fair value of warrants	10,186	(554)
Balance at June 30,	$21,469	$519

	Six Months Ended June 30,
	2018	2017
Balance at December 31,	$4	$1,314
Issuance of new warrants	13,172	—
Reduction in derivative liability due to exercise and repurchase of warrants	(1,904)	—
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	(1)	—
Increase (decrease) in the fair value of warrants	10,198	(795)
Balance at June 30,	$21,469	$519

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

13. RESTRUCTURING

In August 2017, the Company implemented a strategic restructuring. In conjunction with the strategic restructuring, the Company completed a reduction in force eliminating approximately 39% of its workforce. The following table provides a roll forward of the Company’s severance and transition costs liabilities related to those initiatives:

The Company did not record any restructuring expenses during the three or six months ended June 30, 2018 and 2017.

The following table summarizes the restructuring costs payments for the periods indicated (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	Cash	Cash
Research and development	$98	$237
General and administrative	—	57
	$98	$294

The following table summarizes the restructuring reserve for the periods indicated (in thousands):

Six Months Ended
June 30, 2018
Restructuring reserve beginning balance at December 31, 2017	$348
Cash restructuring expenses incurred during the period	—
Amounts paid during the period	(294)
Restructuring reserve ending balance at June 30, 2018	$54

14.    NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net income per share of common stock is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants related to the Company’s May 2014 and June 2018 capital raises, unvested restricted stock units and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

For the three-month and six-month periods ended June 30, 2018 and 2017, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	June 30,
	2018	2017
Warrants	12,899,523	160,031
Stock options	56,824	135,658
Unvested restricted stock units	14,500	—
	12,970,847	295,689

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2018 (Unaudited)

(Continued)

15.     SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company issued an aggregate of 3,685,753 shares of common stock upon the exercise of the warrants associated with the June 2018 underwritten public offering. Upon exercise, the Company received $37 in cash and reclassified $7.4 million from derivative warrant liability to additional paid in capital.

In July 2018, the Company entered into a settlement agreement with a former vendor under which the vendor agreed to pay the Company $1.2 million, of which $800 thousand has been received and the remaining $400 thousand is owed to the Company by December 1, 2018.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved IDE in the INPSIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.”   The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI.  The INSPIRE 2.0 Study is designed enroll 10 subjects into each study arm, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive standard of care, which is spinal stabilization without dural opening or myelotomy.  The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit.  We expect to conduct the INSPIRE 2.0 Study at up to 25 sites in the United States.  Enrolling patients in the INSPIRE 2.0 Study will also require the approvals of the IRBs at each clinical site. We estimate that from study initiation, enrollment will take approximately 18 months, and the total time to completion of the INSPIRE 2.0 Study is estimated to be two years from study initiation. We are in the process of initiating the INSPIRE 2.0 Study, and subject to successful IRB approvals, we anticipate that the first patient in the INSPIRE 2.0 Study will be enrolled in the third quarter of 2018.

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

Although The INSPIRE Study is structured with the OPC as the primary component for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing a future HDE application. Similarly, while our INSPIRE 2.0 Study is structured with a definition of study success requiring a minimum difference between  study arms in the proportion of subjects achieving improvement, that success definition is not the only factor that the FDA would evaluate in the future HDE application.  Approval is not guaranteed if the OPC is met for The INSPIRE Study or the definition of study success is met for the INSPIRE 2.0 Study, and even if the OPC or definition of study success are not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence.

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold implant. The HDE modular shell is comprised of three modules: a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews each module, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of all three modules, which constitutes the complete HDE submission, the FDA makes a filing decision that may trigger the review clock for an approval decision. We submitted the first module in March 2017 and received feedback in June 2017. We plan to submit an updated clinical module in the fourth quarter of 2019. The HDE submission will not be complete until the manufacturing and clinical modules are also submitted.

Recent Developments

June 2018 Offering

In June 2018, we closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of one share of our common stock, par value $0.00001 per share and one Series A warrant to purchase one share of common stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of one pre-funded Series B Warrant, and one Series A warrant to purchase one share of common stock. Each Series A warrant has an exercise price of $2.00 per share, is exercisable immediately and expires five years from the date of issuance. Each Series B warrant has an exercise price of $0.01 per share, is exercisable immediately and will expire twenty years from the date of issuance. The net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. During the six months ended June 30, 2018, we issued an aggregate of 1,050,918 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $10 thousand. Subsequent to June 30, 2018, the Company issued an aggregate of

3,685,753 shares of common stock upon the exercise of the warrants associated with the June 2018 underwritten public offering. Upon exercise, the Company received $37 in cash.

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

Results of Operations

Comparison of the Three Months Ended June 30,  2018 and 2017

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended June 30, 2018 were $1.0 million, a decrease of $2.2 million compared to the three months ended June 30,  2017.  The decrease in research and development expenses for the three months ended June 30, 2018, is attributable to a decrease in compensation related expenses and stock compensation expense of $444 thousand and $332 thousand respectively, driven by the restructuring activities from 2017, a decrease in facilities charges of $434 thousand as a result of the Cambridge lease assignment, a decrease in clinical trial costs of $362 thousand due to The INSPIRE Study being placed on hold, a decrease in consulting and contractor service fees of $274 thousand, a decrease in depreciation expense of $59 thousand, a decrease in contract and lab supplies costs of $54 thousand, a decrease in recruiting costs of $53 thousand and a decrease in manufacturing costs of $53 thousand.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended June 30, 2018 were $1.8 million, a decrease of $1.9 million compared to the three months ended June 30, 2017. The decrease in general and administrative expenses for the three months ended June 30, 2018 is attributable to a decrease in stock compensation and compensation related expense of $786 thousand and $404 thousand respectively, driven by the restructuring activities from 2017, a decrease in facilities expenses of $487 thousand as a result of the Cambridge lease assignment, a decrease in consulting expenses of $214 thousand, a decrease in legal expenses of $154 thousand and a decrease in public relation costs of $68 thousand.

Other Income and Expense

Other expenses for the three months ended June 30, 2018 was a loss of $10.1 million, which was comprised of derivative loss of $10.2 million, interest income of $45 thousand, interest expense of $12 thousand and other income of $26 thousand.  Other income for the three months ended June 30, 2017 was $586 thousand, which was comprised of interest income of $52 thousand, interest expense of $20 thousand, and a derivative gain of $554 thousand.

Comparison of the Six Months Ended June 30, 2018 and 2017

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the six months ended June 30, 2018 were $2.4 million, a decrease of $4.2 million compared to the six months ended June 30, 2017.  The decrease in research and development expenses for the six months ended June 30, 2018, is attributable to a decrease in compensation related expenses and stock compensation expenses of $1.1 million and $690 thousand respectively, driven by the restructuring activities from 2017, a decrease in clinical trial costs of $671 thousand due to The INSPIRE Study being placed on hold, a decrease in consulting and contractor service fees of $521 thousand, a decrease in facilities charges of $403 thousand as a result of the Cambridge lease assignment, a decrease in contract and lab supplies costs of $182 thousand, a decrease in depreciation expense of $118 thousand, a decrease in patent fees of $118 thousand, a decrease in manufacturing costs of $94 thousand, a decrease in travel related costs of $89 thousand and decrease in recruiting costs of $73 thousand.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the six months ended June 30, 2018 were $5.2 million, a decrease of $1.8 million compared to the six months ended June 30, 2017. The decrease in general and administrative expenses for the six months ended June 30, 2018 is attributable to a decrease in stock compensation expense of $1.4 million driven by the restructuring activities from 2017,  a  decrease in facilities expenses of $323 thousand as a result of the Cambridge lease assignment, a decrease in public relation costs of $118 thousand and a decrease in consulting charges of $110 thousand.  These decreases were offset by an increase in legal expenses of $153 thousand and compensation related expenses of $92 thousand.

Other Income and Expense

Other expenses for the six months ended June 30, 2018 was a loss of $10.1 million, which was comprised of derivative loss of $10.2 million, interest income of $77 thousand, interest expense of $26 thousand, and other income of $68 thousand.  Other income for the six months ended June 30, 2017 was $864 thousand, which was comprised of interest income of $109 thousand, interest expense of $40 thousand, and a derivative gain of $795 thousand.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At June 30, 2018, our accumulated deficit was $201.6 million. Since our inception, we have historically financed our operations primarily through the sale of equity‑related securities.

At June 30, 2018, we had total assets of $23.9 million, total liabilities of $25.8 million, and total stockholders’ deficit of $2 million. For the six months ended June 30, 2018, we recorded a net loss of $17.7 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. The recent financing closed in June 2018 (see Note 9) has provided necessary funding to fund operations for at least the next twelve months. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Recent Financings Transactions

In June 2018, we closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of one share of our common stock, par value $0.00001 per share and one Series A warrant to purchase one share of common stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of one pre-funded Series B Warrant, and one Series A warrant to purchase one share of common stock. Each Series A warrant has an exercise price of $2.00 per share, is exercisable immediately and expires five years from the date of issuance. Each Series B warrant has an exercise price of $0.01 per share, is exercisable immediately and will expire twenty years from the date of issuance. The net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. During the six months ended June 30, 2018, we issued an aggregate of 1,050,918 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $10 thousand. Subsequent to June 30, 2018, the Company issued an aggregate of 3,685,753 shares of common stock upon the exercise of the warrants associated with the June 2018 underwritten public offering. Upon exercise, the Company received $37 in cash.

In January 2018, we entered into a purchase and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which it has the right to sell up to $15 million, in shares of our common stock, $0.00001 par value per share, to Lincoln Park over a twenty-four-month period, subject to certain limitations and conditions set forth in the purchase agreement and registration rights agreement. On May 30, 2018 at our Annual Meeting of Stockholders, our stockholders approved to increase the issuance and sale by us to Lincoln Park, including our prior issuances and sales of shares of common stock to Lincoln Park since January 2018, of up to 1,200,000 shares of common stock.  In accordance with the terms of the purchase agreement, at the time we signed the purchase agreement and the registration rights agreement, we issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement and recorded $627 thousand in deferred offering costs. As of June 30, 2018, these costs were reclassified to additional paid-in capital. During the three months ended June 30, 2018, we sold an aggregate of 83,330 shares to Lincoln Park, for aggregate proceeds of $370 thousand net of issuance costs. During the six months ended June 30, 2018, we sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs.

On August 10, 2017, we entered into exchange agreements with certain holders of the warrants, dated May 9, 2014, to exchange such warrants for shares of common stock equivalent to 3.5 times the number of shares of common stock issuable to such holders at the $96.75 exercise price under the warrants as of the date of the exchanges. We issued an aggregate of 80,857 shares of common stock to the warrant holders in exchange for their warrants to purchase an aggregate of 23,102 shares of common stock. The warrants exchanged in this transaction were subsequently cancelled and terminated. Following the warrant exchange, there were additional warrants, dated May 9, 2014, to purchase shares of common stock that remain outstanding (“Outstanding 2014 Warrants”). As a result of our issuance of common stock in exchange for certain of the liability warrants, the exercise price of the Outstanding 2014 Warrants was adjusted downwards from $96.75 per share to $20.75 per share and additional warrants were issued such that the Outstanding 2014 Warrants were exercisable for an aggregate of 1,941 shares of common stock. The Outstanding 2014 Warrants are subject to further adjustment in the event of sales of our common stock at a price per share less than the exercise price of the Outstanding 2014 Warrants then in effect (or securities convertible or exercisable into common stock at a conversion or exercise price less than the exercise price then in effect).

In the fourth quarter of 2017, we entered into warrant cancellation agreements with certain remaining holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $40 thousand. As of December 31, 2017, the remaining Outstanding 2014 Warrants were exercisable for an aggregate of 537 shares of common stock.

During the six months ended months June 30, 2018, we entered into warrant cancellation agreements with certain remaining holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $14 thousand. As of June 30, 2018, the remaining Outstanding 2014 Warrants were exercisable for an aggregate of 307 shares of common stock.

Facility Changes

In May 2018, we assigned our headquarters lease to a third party, who assumed from us all of our remaining rights and obligations under the lease.  Concurrently with the lease assignment, we entered into a sublease for 5,104 square feet of space, originally part of our headquarters lease, from the third party to which we assigned the lease. The sublease ends on October 31, 2023 and contains rent holidays and rent escalation clauses. In order to obtain the consent of our lender for these facility changes and the sale of certain assets, we repaid $300 thousand of principal on our loan and recorded an impairment charge of $48 thousand (See Note 7 and Note 8 to Notes to Consolidated Financial Statements in Item 1 of this report).

Cashflows

Net cash used in operating activities for the six months ended June 30, 2018 was $6.8 million, as compared to net cash used in operating activities of $11.0 million for six months ended June 30, 2017. The change in net cash used in operating activities for the six months ended June 30, 2018 as compared to the same period in the prior year was primarily due to an increase in our net loss of $5.0 million, an increase in the change in derivative activity of $11 million, an increase in the change in accrued expenses and other liabilities of $1.7 million, an increase in the change in prepaid expenses of $0.5 million offset by a decrease in share-based compensation expense of $2.1 million and  a gain on lease assignment of $0.6 million.

Net cash used in investing activities for the six months ended June 30, 2018 was $65 thousand attributable to purchases of capital equipment of $65 thousand. This compares to net cash from in investing activities for the six months ended June 30, 2017 of $4.0 million attributable to purchases of marketable securities and capital equipment of $8.3 million, offset by sales of marketable securities of $12.3 million.

Net cash provided by financing activities for the six months ended June 30, 2018 was $16.0 million consisting primarily of $16.5 million in proceeds from issuance of common stock associated with the June 2018 underwritten public offering and the Lincoln Park financing agreement offset by $522 thousand in loan repayments. This compares to net cash used in financing activities of $153 thousand for the six months ended June 30, 2017 consisting of proceeds from the exercise of a stock option and Employee Stock Purchase Plan issuances of proceeds of $55 thousand, offset in part by loan repayments of $208 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of June 30, 2018 there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Annual Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates which could affect our operating results, financial position, and cash flows. We manage our exposure to these market risks through our regular operating and financing activities. We do not use derivative financial instruments for speculative or trading purposes. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2017 Annual Report. As of June 30, 2018, there were no material changes in our exposure to market risk compared to December 31,  2017.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2018, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $17.7 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $201.6 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

We will need additional funding in the future.  In the future, if we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

We expect our expenses will increase in connection with our ongoing activities, particularly as we conduct our INSPIRE 2.0 Study, and seek regulatory approval for our Neuro-Spinal Scaffold implant.  In addition, if we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.

Our future funding requirements, both near‑ and long‑term, will depend on many factors, including, but not limited to:

•

 the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our Neuro-Spinal Scaffold implant and any other product candidates that we may develop or acquire, including our INSPIRE 2.0 Study;

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

Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 12, 2018 included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018.  Although, we completed a public offering of shares and warrants in June 2018 which the net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million, if we are not successful in raising additional capital, we may not be able to continue as a going concern.

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

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the clinical studies that are required. In July 2017, The INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial.  We subsequently closed enrollment in The INSPIRE Study and will follow the active patients until completion. We have proposed, and the FDA has approved the INSPIRE 2.0 Study. We may not be able to pursue the currently defined clinical path forward successfully, or in a timely manner or that is aligned with our cash resources.  The INSPIRE 2.0 Study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffold implants to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. Enrolling patients the INSPIRE 2.0 Study and any other clinical trial of our Neuro-Spinal Scaffold implant will also require the approval of the IRBs at each clinical site.

The INSPIRE 2.0 Study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffolds to supply to our clinical sites, failure to demonstrate safety and efficacy of our Neuro-Spinal Scaffold, lack of adequate funding to continue the clinical trial, or unforeseen safety issues.

In addition, our results may subsequently fail to meet the safety and probable benefit standards required to obtain regulatory approvals. For example, in The INSPIRE Study, two of the 16 evaluable patients were initially assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the patient’s six-month examination. Of these two patients, one patient had converted back to AIS B and the other remained at AIS A at the six-month examination. There is known and published variability in some of the measures used to assess AIS improvement and these measures can vary over time or depending upon the examiner. While we implemented procedures in The INSPIRE Study and the INSPIRE 2.0 Study, and will also implement procedures in any future clinical study to limit such variations, we cannot be certain that regulatory authorities will accept the results of our clinical trials or interpret them the way that we do.

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

For a period in 2016, as a result of an FDA pre-specified enrollment hold, we were unable to enroll patients in The INSPIRE Study pending FDA authorization to proceed with additional enrollment, which delayed our ability to open new sites and enroll patients at the pace we had anticipated. In addition, in July 2017 we halted enrollment in the study, and subsequently closed enrollment in the study. We may experience similar delays with our INSPIRE 2.0 Study.  We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical studies as planned, we may need to delay, limit, or terminate ongoing or planned clinical studies, any of which would have an adverse effect on our business.

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

The FDA had previously recommended that we include a randomized, concurrent control arm in the study and we have proposed and received approval for the INSPIRE 2.0 Study.  The primary endpoint is defined as the proportion of patients achieving an improvement of at least one AIS grade at six months post-implantation. The definition of study success is that the difference in the proportion of subjects who demonstrate an improvement of at least one grade on AIS assessment at the six-month primary endpoint follow-up visit between the Scaffold Arm and the Comparator Arm must be equal to or greater than 20%. While our INSPIRE 2.0 Study is structured with a definition of study success requiring a minimum difference between groups in the percentage of subjects achieving improvement, that success definition is not the only factor that the FDA would evaluate in the future HDE application.

Approval is not guaranteed if the OPC is met for The INSPIRE Study or the definition of study success is met for the INSPIRE 2.0 Study, and even if the OPC or definition of study success are not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence.

In addition, as one source of comparator data, we initiated the CONTEMPO Registry Study, utilizing existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. There can be no assurance that either our INSPIRE 2.0 Study or the CONTEMPO Registry Study will be successfully completed. Even if we successfully complete the INSPIRE 2.0 Study and the CONTEMPO Registry Study, we cannot be certain that the FDA will agree that these additional studies provide sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. Moreover, analysis of data from the CONTEMPO Registry Study may suggest a higher threshold for evidencing probable benefit. For example, AIS conversion rates at approximately six months post-injury across the three registries used in CONTEMPO varied from 16.7% – 23.4%, which are higher than the approximately 15.5% conversion rate from the historical registries that were the basis for the selection of the current OPC for The INSPIRE Study. In the event our clinical data is not acceptable to the FDA, our ability to obtain approval under the HDE pathway may be delayed or may not be feasible. If the FDA does not approve our product candidates in a timely fashion, or at all, our business and financial condition will be adversely affected.

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

In the event that we fail to satisfy any of the listing requirements of the Nasdaq Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements.  For example, we were previously listed on the Nasdaq Global Market and on January 23, 2018 we received a deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. Although we regained compliance with the Bid Price Rule as a result of the reverse stock split we effected on April 16, 2018, we received a notification from the Listing Qualifications Department of the Nasdaq Stock Market on May 11, 2018, notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, our stockholders’ equity was $8,323,000, and therefore, the we were not in compliance with the minimum stockholders’ equity standard which required a minimum of $10,000,000 in stockholders’ equity.  We elected to transfer to the Nasdaq Capital Market, and the transfer was effective June 19, 2018. In the event that we fail to satisfy any of the listing requirements of the Nasdaq Capital Market our common stock may be delisted. If our securities are delisted from trading on the Nasdaq Capital Market, and we are not able to list our securities on another exchange our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018, the Company sold an aggregate of 83,330 shares of its common stock, par value $0.00001 per share, to Lincoln Park Capital Fund, LLC (“LPC”), for an aggregate purchase price of $639 thousand.  The sales were made pursuant to the terms of that certain purchase agreement dated as of January 25, 2018 by and between the Company and LPC. LPC represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Act”)), and the Company is offering and selling the securities under the Purchase Agreement in reliance upon private placement exemptions from the registration requirements under Section 4(a)(2) of the Act, as well as Rule 506(b) under Regulation D under the Act.

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

3.3

Certificate of Amendment to Articles of Incorporation of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC June 1, 2018.)

3.4

Certificate of Change Pursuant to NRS 78.209 filed with Nevada Secretary of State, dated April 13 2018 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2018.)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 14, 2018).

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on June 14, 2018).

10.1

Assignment and Assumption of Lease and Consent at Landlord, dated May 3, 2018 by and among Shiseido Americas Corporation, ARE-MA  Region No. 59 LLC and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.34 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 14, 2018.)

10.2

Sublease, dated May 3, 2018, by and between Shiseido Americas Corporation and InVivo Therapeutics Holdings Corp.(incorporated by reference from Exhibit 10.35 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 14, 2018.)

10.3

Letter Agreement, dated May 7, 2018, by and between Christopher McNulty and InVivo Therapeutics Holding Corp. (incorporated by reference from Exhibit 10.36 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 14, 2018.)

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: August 7, 2018	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: August 7, 2018	By:	/s/ Jeffrey Modestino
	Name:	Jeffrey Modestino
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer