Form 10-Q
period 2018-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2018-11-08
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 1, 2018, 9,306,255 shares of the registrant’s common stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended September 30,  2018

PART I — FINANCIAL INFORMATION

SPECIAL NOTE

All share number and share prices presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the 1-for-25 reverse stock split of InVivo Therapeutics Holdings Corp.’s common stock effected on April 16, 2018.

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	September 30,	December 31,
	2018	2017
ASSETS:
Current assets:
Cash and cash equivalents	$19,707	$12,910
Restricted cash	4	361
Prepaid expenses and other current assets	637	535
Total current assets	20,348	13,806
Property, equipment and leasehold improvements, net	112	157
Restricted cash	90	—
Other assets	926	82
Total assets	$21,476	$14,045
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,279	$988
Loan payable, current portion	216	452
Derivative warrant liability	—	4
Deferred rent, current portion	—	30
Accrued expenses	1,443	1,638
Total current liabilities	2,938	3,112
Loan payable, net of current portion	—	400
Deferred rent, net of current portion	—	367
Other liabilities	56	56
Total liabilities	2,994	3,935
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 25,000,000 shares; 8,506,946 shares issued and outstanding at September 30, 2018; 1,370,992 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	223,286	194,016
Accumulated deficit	(204,805)	(183,907)
Total stockholders’ equity	18,482	10,110
Total liabilities and stockholders’ equity	$21,476	$14,045

See notes to the unaudited consolidated financial statements.

(Reflects 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$928	$2,928	$3,352	$9,522
General and administrative	1,185	3,388	6,405	10,389
Total operating expenses	2,113	6,316	9,757	19,911
Operating loss	(2,113)	(6,316)	(9,757)	(19,911)
Other income (expense):
Interest income / (expense), net	71	25	122	94
Other income / (expense), net	834	—	902	—
Derivatives gain (loss)	(1,967)	(3,059)	(12,165)	(2,264)
Other income (expense), net	(1,062)	(3,034)	(11,141)	(2,170)
Net loss	$(3,175)	$(9,350)	$(20,898)	$(22,081)
Net loss per share, basic and diluted	$(0.42)	$(6.99)	$(5.81)	$(16.98)
Weighted average number of common shares outstanding, basic and diluted	7,562,807	1,337,800	3,597,460	1,300,648
Other comprehensive loss:
Net loss	(3,175)	(9,350)	(20,898)	(22,081)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	—	—	—	—
Comprehensive loss	$(3,175)	$(9,350)	(20,898)	$(22,081)

See notes to the unaudited consolidated financial statements.

(Reflects 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three-Month Period Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2018	4,077,667	$1	$199,720	$(201,630)	$(1,909)
Share-based compensation expense	—	—	85		85
Fair value of derivative warrant liability reclassified to additional paid-in capital	—	—	23,436		23,436
Issuance of common stock upon vesting of restricted stock units	1,250	—	—		—
Issuance of common stock upon exercise of warrants	4,427,084	—	44		44
Issuance of common stock under ESPP	945	—	1		1
Net loss	—	—	—	(3,175)	(3,175)
Balance at September 30, 2018	8,506,946	$1	$223,286	$(204,805)	$18,482

	Nine-Month Period Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	1,370,992	$1	$194,016	$(183,907)	$10,110
Share-based compensation expense	—	—	541		541
Fair value of derivative warrant liability reclassified to additional paid-in capital	—	—	25,326		25,326
Issuance of common stock upon vesting of restricted stock units	1,250	—	—		—
Issuance of common stock upon exercise of warrants	5,478,002	—	55		55
Issuance of common stock under ESPP	1,133	—	4		4
Fractional shares issued due to reverse stock split	2,733	—	—		—
Issuance of common stock to 401(k) plan	440	—	6		6
Issuance of common stock in public offering	1,652,396	—	3,338		3,338
Net loss	—	—	—	(20,898)	(20,898)
Balance at September 30, 2018	8,506,946	$1	$223,286	$(204,805)	$18,482

See notes to the unaudited consolidated financial statements.

(Reflects 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three-Month Period Ended September 30, 2017
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2017	1,287,007	$1	$188,862	$(169,893)	$18,970
Share-based compensation expense	—	—	1,031		1,031
Issuance of common stock on warrant exchange	80,857	—	3,537		3,537
Issuance of common stock under ESPP	391	—	22		22
Issuance of common stock to 401(k) plan	1,129	—	41		41
Net loss	—	—	—	(9,350)	(9,350)
Balance at September 30, 2017	1,369,384	$1	$193,493	$(179,243)	$14,251

	Nine-Month Period Ended September 30, 2017
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2016	1,281,763	$1	$185,955	$(157,007)	$28,949
Cumulative adjustment on adoption of ASU 2016-09	—	—	155	(155)	—
Share-based compensation expense	—	—	3,614		3,614
Issuance of common stock on warrant exchange	80,857	—	3,537		3,537
Issuance of common stock for services	14	—	—		—
Issuance of common stock under ESPP	710	—	51		51
Issuance of common stock upon exercise of stock options	3,576	—	26		26
Issuance of common stock to 401(k) plan	2,464	—	155		155
Net loss	—	—	—	(22,081)	(22,081)
Balance at September 30, 2017	1,369,384	$1	$193,493	$(179,243)	$14,251

See notes to the unaudited consolidated financial statements.

(Reflects 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	2018	2017
Cash flows from operating activities:
Net loss	$(20,898)	$(22,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	387
Loss on impairment of fixed assets	48	—
Derivatives loss	12,165	2,264
Non-cash interest expense	2	2
Common stock issued to 401(k) plan	6	154
Gain on lease assignment	(603)	—
Share-based compensation expense	541	3,614
Non-cash investment (income) expense, net	—	(2)
Changes in operating assets and liabilities:
Prepaid expenses	(101)	(24)
Other assets	(860)	6
Accounts payable	291	259
Accrued expenses and other liabilities	9	(161)
Net cash used in operating activities	(9,325)	(15,582)
Cash flows from investing activities:
Purchases of marketable securities	—	(8,256)
Sales of marketable securities	—	19,100
Purchases of property and equipment	(65)	(54)
Net cash (used in) provided by investing activities	(65)	10,790
Cash flows from financing activities:
Proceeds from exercise of stock options	—	26
Proceeds from issuance of stock under ESPP	4	51
Proceeds from exercise of warrants	55	—
Repayment of loan payable	(636)	(315)
Repurchase of warrants	(14)	—
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	16,511	—
Net cash (used in) provided by financing activities	15,920	(238)
Increase (decrease) in cash and cash equivalents and restricted cash	6,530	(5,030)
Cash, cash equivalents and restricted cash at beginning of period	13,271	21,825
Cash, cash equivalents and restricted cash at end of period	$19,801	$16,795
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$35	$56
Non-cash issuance of common stock for warrants	$287	$3,537
Reclassification of derivative warrant liability to additional paid-in capital	$25,326	$—

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At September 30, 2018, the Company had consolidated cash and cash equivalents of $19.7 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The financing closed in June 2018 (see Note 9) provided necessary funding to fund operations for at least the next twelve months. The Company expects that it will need additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements in the future which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and license arrangements.

Reverse Stock Split

On April 16, 2018, the Company effected a reverse stock split of its common stock, par value $0.00001 per share, at a ratio of 1-for-25. As a result of the reverse stock split, (i) every 25 shares of the issued and outstanding common stock were automatically converted into one newly issued and outstanding share of common stock, without any change in the par value per share; (ii) shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities, and (iii) the number of authorized shares of common stock outstanding was proportionally decreased.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-25 reverse stock split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 12, 2018. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2018 and its results of operations and cash flows for the interim period presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. Collectively, these standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. Currently, this guidance is not applicable to the Company as the Company does not generate revenue. However, the Company will adopt and evaluate the impact of adopting these standards on its consolidated financial statements when the Company begins to generate revenue.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by; requiring equity investments to be measured at fair value with changes in fair value recognized in net income: requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. In February 2018, the FASB issued ASU No. 2018-03 which includes technical corrections and improvements to clarify the guidance in ASU No. 2016-01. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have any impact on its accounting for equity investments, fair value disclosures or other disclosure requirements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”), which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination and insurance settlement proceeds. The Company adopted ASU 2016-15 on January 1, 2018, and it did not result in any changes to the presentation of amounts shown on the Company’s consolidated statements of cash flows for all periods presented.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) (“ASU No 2016-18”). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU No. 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to the prior period consolidated statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30,	September 30,
(In thousands)	2018	2017
Cash and cash equivalents	$19,707	$16,434
Restricted cash included in current assets	4	361
Restricted cash included in other non-current assets	90	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$19,801	$16,795

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

In December 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740-Income Taxes, to incorporate the requirements of SAB 118. The Company recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter 2017. During first quarter 2018, the Company did not receive any additional information regarding these provisional calculations. As a result, the Company continues to anticipate finalizing the Company’s analysis in connection with the completion of its tax return for 2017 to be filed in 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company is currently gathering information and evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this guidance applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II of this guidance replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company has concluded that the adoption of ASU 2017-11 will not have a material impact on the financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update relates to the impacts of the tax legislation commonly referred to as the Tax Reform Act. The guidance permits the reclassification of certain income tax effects of the Tax Reform Act from other comprehensive income to retained earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those reporting periods. Early adoption is permitted. Entities may adopt the guidance using one of two transition methods; retrospective to each period (or periods) in which the income tax effects of the Tax Reform Act related to the items remaining in other comprehensive income are recognized or at the beginning of the period of adoption. The Company is currently evaluating the impact that the guidance may have on its Consolidated Financial Statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company adopted this release in the third quarter of 2018.

2.CASH AND CASH EQUIVALENTS

At September 30, 2018 and December 31, 2017, cash equivalents were comprised of money market funds and other short-term investments.

From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances. The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents.

Cash and cash equivalents consisted of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Cash	$(156)	$23
Money market funds	19,863	12,887
Total cash and cash equivalents	$19,707	$12,910

3.RESTRICTED CASH

Restricted cash as of September 30, 2018 and December 31, 2017 was $94 thousand and $361 thousand, respectively. Restricted cash as of September 30, 2018 included a $50 thousand security deposit related to the

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

Company’s credit card account, $4 thousand related to 401(k) reserve account and a $40 thousand standby letter of credit in favor of a landlord (see Note 6).

4.       MARKETABLE SECURITIES

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars, including money market accounts, commercial paper, and corporate obligations, in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

As of September 30, 2018, and December 31, 2017, the Company had no marketable securities.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,863	$—	$—	$19,863
Derivative warrant liability	$—	$—	$—	$—

	At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$12,887	$—	$—	$12,887
Derivative warrant liability	$—	$4	$—	$4

6.COMMITMENTS AND CONTINGENCIES

Leases

On November 30, 2011, the Company entered into a commercial lease for 26,342 square feet of office, laboratory, and manufacturing space in Cambridge, Massachusetts (as amended on September 17, 2012 and October 31, 2017,

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

the “Cambridge Lease”). The term of the Cambridge Lease was six years and three months, with one five-year extension option. On August 21, 2017, the Company exercised its option for the five-year extension on the Cambridge Lease. The five-year renewal lease term was set to commence on November 1, 2018 and end on October 31, 2023. The terms of the Cambridge Lease required a standby letter of credit in the amount of $311 thousand.

On March 31, 2016, the Company entered into a short-term lease, to sub-lease 5,233 square feet of its facility (the “2016 Sublease”). The 2016 Sublease term was from April 1, 2016 through January 31, 2017. In connection with the 2016 Sublease, the Company received sublease income for the three and nine months ended September 30, 2017 of $26 thousand, which was recorded as an offset to rent expense.

On June 13, 2017, the Company entered into a new short-term lease, to sub-lease 5,233 square feet of its facility (the “Moderna Sublease”). The lease term was from July 1, 2017 through October 26, 2018. On June 19, 2017, the Company received a $55 thousand security deposit under the terms of the Moderna Sublease. In conjunction with the assignment of the Cambridge Lease on May 3, 2018 further described below, this security deposit was transferred to the third party that assumed the lease. In connection with Moderna Sublease, the Company did not record any sublease income for the three-month period ended September 30, 2018. In connection with the Moderna Sublease, the Company received sublease income of $112 thousand for the nine-month period ended September 30, 2018, which was recorded as an offset to rent expense.

On May 3, 2018, the Company assigned the Cambridge Lease to a third party who assumed all of the Company’s remaining rights and obligations under the Cambridge Lease including the Moderna Sublease. On the same date as the lease assignment, the Company entered into a sublease for 5,104 square feet of space, originally part of the Cambridge Lease, from the third party to which the Company assigned the Cambridge Lease. The sublease commenced on May 3, 2018 through October 31, 2023 and contains rent holiday and rent escalation clauses. In connection with the lease assignment and the sublease, the $311 thousand standby letter of credit was terminated, and a new standby letter of credit was established for $40 thousand. On November 1, 2018, the standby letter of credit will be increased to $60 thousand. The $55 thousand security deposit under the Moderna Sublease was transferred to the third party and $603 thousand of deferred rent was removed from the consolidated balance sheets as of June 30, 2018. The resulting gain was recorded within the consolidated statement of operations and comprehensive loss during the second quarter of 2018. The Company also wrote off certain furniture, fixtures and equipment (including laboratory equipment) and recorded an impairment charge of $48 thousand for the nine months ended September 30, 2018. The Company did not record any impairment charges for the three-month period ended September 30, 2018.

The Company recognizes rent expense on a straight-line basis over the term of the lease and records the difference between the amount charged to expense and the rent paid as prepaid rent or deferred rent liability. As of September 30, 2018, and December 31, 2017, the amount of prepaid rent was $108 thousand and $0, respectively. As of September 30, 2018, and December 31, 2017, the amount of deferred rent liability was $0 and $397 thousand, respectively.

Pursuant to the terms of the non-cancelable lease and sublease agreements in effect at September 30, 2018, the future minimum rent commitments are as follows (in thousands):

Year Ended December 31,
Fourth Quarter 2018	—
2019	243
2020	375
2021	386
2022	398
Thereafter	339
Total	$1,741

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

Total rent expense for the three-month period ended September 30, 2018 was $107 thousand. Total rent expense for the three-month period ended September 30, 2017 was $269 thousand.

Total rent expense for the nine-month period ended September 30, 2018 was $746 thousand, and does not include the one-time gain on termination of the Cambridge Lease of $603 thousand that was recorded to the consolidated statement of operations and comprehensive loss during the second quarter of 2018. Total rent expense for the nine-month period ended September 30, 2017 was $828 thousand.

Compensation Commitment

The Company entered into a compensation arrangement with an executive during September 2016 which provided for a future cash payment by the Company to the executive based on the February 13, 2017 stock price of the executive’s former employer. The award was earned over a period of one year. The expense related to the compensation arrangement was $87 thousand and $174 thousand for the three-month and nine-month periods ended September 30, 2017, respectively. As of September 30, 2018, there were no outstanding payments to the executive.

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

Vendor Dispute

In July 2018, the Company entered into a settlement agreement with a former vendor under which the vendor agreed to pay the Company $1.2 million, of which $800 thousand was received in July 2018 and is included in other income on the statement of operations and other comprehensive loss. The remaining $400 thousand is owed to the Company by December 1, 2018.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Severance and restructuring	$917	$1,160
Bonus	238	62
Vacation	53	55
Payroll	40	79
Other accrued expenses	195	282
Total accrued expenses	$1,443	$1,638

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

In May 2018, in order to obtain the consent of MassDev for facility changes, including the assignment of the Cambridge Lease, and the sale of certain assets, the Company paid down $300 thousand of principal on the MassDev loan. As of September 30, 2018,  $216 thousand in principal payments will be due in the next twelve months. In October 2012, as part of the agreement, the Company issued MassDev a warrant for the purchase of 362 shares of the Company’s common stock. The warrant has a seven-year term and is exercisable at $166 per share. The fair value of the warrant was determined to be $32 thousand and is being amortized through interest expense over the life of the note. Amortization expense was $1 thousand in each of the three-month periods ended September 30, 2018 and 2017 and $3 thousand in each of the nine-month periods ended September 30, 2018 and 2017. This amortization expense was included in interest expense in the Company’s consolidated statements of operations. The equipment line of credit is secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the three-month periods ended September 30, 2018 and 2017 was $9 thousand and $17 thousand, respectively. Interest expense related to this loan for the nine-month periods ended September 30, 2018 and 2017 was $35 thousand, and $56 thousand respectively.

9.COMMON STOCK

In May 2018, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 4,000,000 to 25,000,000 shares.  As of September 30, 2018, and December 31, 2017, 8,506,946 and 1,370,992 shares were issued and outstanding respectively.

In June 2018, the Company closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of one share of the Company’s common stock, par value $0.00001 per share and one Series A warrant to purchase one share of common stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of one pre-funded Series B Warrant, and one Series A warrant to purchase one share of common stock. Each Series A warrant has an exercise price of $2.00 per share, is exercisable immediately and expires five years from the date of issuance. Each Series B warrant has an exercise price of $0.01 per share, is exercisable immediately and will expire twenty years from the date of issuance (see Note 12). The net proceeds to the Company, after deducting the underwriting discounts and

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

commissions and other offering expenses, were $13.5 million (see Note 12). In September 2018, the Company entered into an Amendment to Warrant Agency Agreement and Warrants (the “Ladenburg Warrant Amendment”) with Continental Stock Transfer & Trust Company (“Continental”) that amends the Warrant Agency Agreement, by and between the Company and Continental, as Warrant Agent, dated June 25, 2018, and the Series A Common Stock Purchase Warrant, and the Series B Pre-Funded Common Stock Purchase Warrant both dated June 25, 2018 (the Series A and Series B Warrant, collectively the “2018 Warrants”). The Ladenburg Warrant Amendment adds a provision to each of the warrants that allows the Company or a successor entity whose stock is not listed on a trading market to, in connection with a Fundamental Transaction (as such term is defined in the 2018 Warrants) that is not within the Company’s control, purchase the warrant from the holder, at the holder’s option, by paying the same form of consideration in the same proportion that is offered to the holders of the Company’s common stock in connection with the Fundamental Transaction, including cash, stock, any combination thereof and any choice of consideration thereof,  in an amount equal to the Black-Sholes Value of the remaining unexercised portion of the Warrant on the consummation date of the Fundamental Transaction. The fair value of the amended 2018 Warrants was re-measured immediately prior to the date of the Ladenburg Warrant Amendment with changes in fair value recorded as a loss of $764 thousand in the Company’s consolidated statement of operations and $14.7 million was reclassified to equity. During the three months ended September 30, 2018, the Company issued an aggregate of 4,427,084 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $44 thousand. The Company reclassified $8.7 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises. During the nine months ended September 30, 2018, the Company issued an aggregate of 5,478,002 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $55 thousand. The Company reclassified $10.6 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises.

In January 2018, the Company entered into a purchase and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which it has the right to sell up to $15 million, in shares of our common stock, $0.00001 par value per share, to Lincoln Park over a twenty-four-month period, subject to certain limitations and conditions set forth in the purchase agreement and registration rights agreement. On May 30, 2018 the Company’s stockholders approved to increase the issuance and sale by the Company to Lincoln Park, including the Company’s prior issuances and sales of shares of common stock to Lincoln Park since January 2018, of up to 1,200,000 shares of common stock. In accordance with the terms of the purchase agreement, at the time the Company signed the purchase agreement and the registration rights agreement, it issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the purchase agreement and recorded $627 thousand in deferred offering costs. As of September 30, 2018, these costs were reclassified to additional paid-in capital. During the three months ended September 30, 2018,  the Company did not sell any shares to Lincoln Park. During the nine months ended September 30, 2018, the Company sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs.

In May 2018, the Company’s Board of Directors approved to increase the number of shares of Common Stock reserved under the 401(k) Plan by 4,000 shares, bringing the aggregate number of shares of Common Stock eligible for distribution pursuant to the 401(k) Plan as of that date to 4,100 shares. In the second quarter of 2018 the Company revised its 401(k)-matching policy to move from share matching to cash-based matching. During the nine months ended September 30, 2018, the Company issued an aggregate of 440 shares of common stock with a fair value of $6 thousand to the Company’s 401(k) plan as a matching contribution. The Company contributed $32 thousand in matching contributions to employee 401(k) accounts during the nine months ended September 30, 2018. During the year ended December 31, 2017, the Company issued an aggregate of 3,933 shares of common stock with a fair value of $183 thousand to the Company’s 401(k) plan as a matching contribution.

During the nine months ended September 30, 2018, the Company issued an aggregate of 1,133 shares of common stock under the Company’s Employee Stock Purchase Plan (the “ESPP”) and received cash proceeds of approximately $4 thousand. During the year ended December 31, 2017, the Company issued an aggregate of 710 shares of common stock under the ESPP and received cash proceeds of $51 thousand.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

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

10.STOCK-BASED COMPENSATION

In 2007, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). The 2007 Plan provided that the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) could grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors.

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. As of September 30, 2018, the total number of shares available to be issued under the 2015 Plan was 201,011 shares, consisting of 160,000 shares initially authorized under the 2015 Plan shares plus the 12,894 shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 7,500 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of common stock on such date, (ii) 2,000 shares, or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 50,000 shares. As of December 31, 2017, there were 9,933 shares reserved for issuance under the ESPP.

In January 2018, 188 shares that were purchased in the offering period commencing on July 1, 2017 and ending on December 31, 2017 were issued under the ESPP. In July 2018, 945 shares that were purchased in the offering period commencing on January 1, 2018 and ending on June 30, 2018 were issued under the ESPP. As of September 30, 2018,  $1 thousand of employee payroll deductions had been withheld since July 1, 2018, the commencement of the current offering period, and are included in accrued expenses on the balance sheet. The

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

ESPP is considered a compensatory plan with the related compensation cost recognized over each six-month offering period. The compensation expense related to the ESPP for the three-month periods ended September 30, 2018 and 2017 was $1 thousand and $3 thousand, respectively, and is included in share-based compensation expense. The compensation expense related to the ESPP for the nine-month periods ended September 30, 2018 and 2017 was $1 thousand and $16 thousand, respectively, and is included in share-based compensation expense

Stock-based compensation

For the three-month periods ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense of $85 thousand and $1 million, respectively, inclusive of the expense related to the ESPP. For the nine-month periods ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense of $541 thousand and $3.6 million, respectively, inclusive of the expense related to the ESPP. Stock-based compensation expense for the nine-month period ended September 30, 2017 included $24 thousand of expense related to a stock option modification.

The Company adopted ASU 2016-09 on January 1, 2017. Prior to the adoption of this standard, the Company recognized stock-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The Company continues to recognize stock-based compensation expense over the vesting period of the grant. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $155 thousand recorded to accumulated deficit on the balance sheet as of January 1, 2017.

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

The assumptions used principally in determining the fair value of options granted were as follows:

	September 30,	December 31,
	2018	2017
Risk-free interest rate	2.45%	1.69 - 2.36%
Expected dividend yield	0%	0%
Expected term (employee grants)	5.27 Years	6.22 Years
Expected volatility	96.07%	104%

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

Stock options

A summary of option activity as of September 30, 2018 and changes for the nine-month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2017	134,770	$164.29
Granted	3,024	$17.25
Expired	(5,334)	$173.13
Cancelled/Forfeited	(90,070)	$175.07
Exercised	—	$—
Outstanding at September 30, 2018	42,390	$129.89	6.80	$—
Vested at September 30, 2018	30,667	$153.41	6.08	$—

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2018 was $12.88 per share. The total fair value of options that vested in the three months ended September 30, 2018 was $96 thousand. The total fair value of options that vested in the nine months ended September 30, 2018 was $899 thousand. For the three-month period ended September 30, 2018, the Company recorded stock-based compensation expense of $58 thousand related to stock options. For the nine-month period ended September 30, 2018, the Company recorded stock-based compensation expense of $477 thousand related to stock options. As of September 30, 2018, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $283 thousand and is estimated to be recognized over a period of 2.08 years.

Restricted Stock Units

The following table summarizes the restricted stock unit (“RSU”) activity under the 2015 Plan during the nine-month period ended September 30, 2018:

		Weighted-Average
	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2017	20,000	$25.70
Granted	—	—
Vested/Released	(1,250)	$31.25
Forfeited	(5,500)	$31.25
Unvested balance at September 30, 2018	13,250	$22.87

For the three-month period ended September 30, 2018, the Company recorded stock-based compensation expense of $26 thousand related to the time-based RSUs. For the nine-month period ended September 30, 2018, the Company recorded stock-based compensation expense of $61 thousand related to the time-based RSUs. As of September 30, 2018, total unrecognized compensation expense related to non-vested RSUs amounted to $249 thousand which the Company expects to recognize over a remaining weighted-average of 2.88 years.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at September 30, 2018:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2012	Equity	243	$166.00	10/5/2019
2014	Equity	307	$11.75	5/9/2021
2016	Equity	85,869	$250.00	3/18/2021
2018	Equity	7,621,211	$2.00	6/25/2023
2018	Equity	764,809	$0.01	6/25/2038
Total		8,472,439
Weighted average exercise price			$4.34
Weighted average life in years				6.07

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

At inception the 2014 and 2018 Warrants had provisions that precluded equity classification. Upon amendment, the Company assessed whether the warrants required accounting as derivatives and determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. See below for a further description of the warrant amendment.

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

Following the warrant exchange, there were additional warrants, dated May 9, 2014, to purchase shares of common stock that remain outstanding (“Outstanding 2014 Warrants”). As a result of the Company’s issuance of common stock in exchange for certain of the liability warrants, the exercise price of the Outstanding 2014

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

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

During nine months ended September 30, 2018 the Company entered into warrant cancellation agreements with certain holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $14 thousand. As of September 30, 2018, the sole remaining Outstanding 2014 Warrants was exercisable for an aggregate of 307 shares of common stock.

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

In September 2018, the Company entered into the Ladenburg Warrant Amendment. As a result of the Ladenburg Warrant Amendment, the Company reclassified the 2018 Warrants valued at $14.7 million to stockholders’ equity (see Note 12).

12.     DERIVATIVE INSTRUMENTS

The warrants issued in connection with the Company’s 2018 underwritten public offering had provisions that precluded the Company from classifying them as equity instruments (See Note 11). Accordingly, these warrants had been accounted for as derivative warrant liabilities. The Company used the Black-Scholes model and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for these warrants.

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

In September 2018, the Company entered into the Ladenburg Warrant Amendment. The fair value of the amended 2018 Warrants was re-measured immediately prior to the date of the Ladenburg Warrant Amendment with

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

changes in fair value recorded as a loss of $764 thousand in the Company’s consolidated statement of operations and $14.7 million was reclassified to equity.

During the three months ended September 30, 2018, the Company issued an aggregate of 4,427,084 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $44 thousand. The Company reclassified $8.7 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises. During the nine months ended September 30, 2018, the Company issued an aggregate of 5,478,002 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $55 thousand. The Company reclassified $10.6 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises.

The 2014 Warrants issued in connection with the Company’s May 2014 public offering had anti-dilution protection provisions and, under certain conditions, required the Company to automatically reprice the 2014 Warrants (See Note 11). Accordingly, the 2014 Warrants had been accounted for as derivative warrant liabilities. Through the date of the warrant exchange (Note 11), the Company used the Binomial Lattice option pricing model and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for the 2014 Warrants considered to be derivative instruments.

In May 2018, the Company entered into the Warrant Amendment, which removed provisions that had previously precluded equity classification treatment of the 2014 Warrants on the Company’s balance sheets. The fair value of the amended 2014 Warrants was re-measured immediately prior to the date of amendment with changes in fair value recorded as a loss of $1 thousand in the Company’s consolidated statement of operations and $1 thousand was reclassified to equity.

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

The assumptions used principally in determining the fair value of the 2014 Warrants were as follows:

2014 Warrants
December 31,
2017
Risk free interest rate	1.91%
Expected dividend yield	—%
Contractual term (in years)	1.4
Expected volatility	82%

The table below presents the changes in the derivative warrant liability during the three-month and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Balance at June 30,	$21,469	$519
Reduction in derivative liability due to exercise and repurchase of warrants	(8,730)	—
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	(14,706)	—
Increase in derivative liability prior to warrant exchange	—	3,029
Reduction in derivative liability due to warrant exchange	—	(3,537)
Increase in the fair value of warrants	1,967	30
Balance at September 30,	$—	$41

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

	Nine Months Ended September 30,
	2018	2017
Balance at December 31,	$4	$1,314
Issuance of new warrants	13,172	—
Reduction in derivative liability due to exercise and repurchase of warrants	(10,634)	—
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	(14,707)	—
Increase in derivative liability prior to warrant exchange	—	3,029
Reduction in derivative liability due to warrant exchange	—	(3,537)
Increase (decrease) in the fair value of warrants	12,165	(765)
Balance at September 30,	$—	$41

13. RESTRUCTURING

In August 2017, the Company implemented a strategic restructuring. In conjunction with the strategic restructuring, the Company completed a reduction in force eliminating approximately 39% of its workforce.

During the three and nine months ended September 30, 2017, the Company recorded $738 thousand in restructuring expenses, including employee severance benefits and related costs, as well as a write-off of certain fixed assets. The Company did not record any restructuring expenses during the three or nine months ended September 30, 2018.

The following table summarizes the restructuring costs by category for the periods indicated (in thousands):

	Three and Nine Months Ended September 30, 2017
	Cash	Non-Cash (1)	Total
Research and development	$602	$41	$643
General and administrative	95	—	95
	$697	$41	$738

(1)

The non-cash restructuring expenses represent write-offs of certain fixed assets in connection with the restructuring. The write-offs were recorded as a charge to research and development expense on the statement of operations.

The following table summarizes the restructuring reserve for the periods indicated (in thousands):

	September 30, 2018	December 31, 2017
Restructuring reserve beginning balance	$348	$—
Cash restructuring expenses incurred during the period	—	857
Amounts paid during the period	(348)	(509)
Restructuring reserve ending balance	$—	$348

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2018 (Unaudited)

(Continued)

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

For the three-month and nine-month periods ended September 30, 2018 and 2017, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	September 30,
	2018	2017
Warrants	8,472,439	111,930
Stock options	42,390	158,920
Unvested restricted stock units	13,250	11,800
	8,528,079	282,650

15.     SUBSEQUENT EVENTS

Subsequent to September 30, 2018 and as of November 5, 2018, the Company issued an aggregate of 799,309 shares of common stock upon the exercise of the warrants associated with the June 2018 underwritten public offering. Upon exercise, the Company received $77 thousand in cash.

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

Because of the complexity of SCIs, it is likely that multi-modal therapies will be required to maximize positive outcomes in SCI patients. In the future, we may attempt to further enhance the performance of our Neuro-Spinal Scaffold implant by multiple combination strategies involving electrostimulation devices, additional biomaterials, drugs approved by the U.S. Food and Drug Administration, or FDA, or growth factors. We expect the Neuro-Spinal Scaffold implant to be regulated by the FDA as a Class III medical device.

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

The INSPIRE Study

Our Neuro-Spinal Scaffold implant has been studied in The INSPIRE Study: the “InVivo Study of Probable Benefit of the Neuro- Spinal Scaffold for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury,” under an Investigational Device Exemption, or IDE, application for the treatment of neurologically complete thoracic traumatic acute SCI. We commenced an FDA-approved pilot study in 2014 that the FDA approved converting into The INSPIRE Study in January 2016. As of December 31, 2017, we had implanted our Neuro-Spinal Scaffold implant in a total of 19 patients in The INSPIRE Study, 16 of whom reached the six-month primary endpoint visit, and three of whom died. In July 2017, after the third patient death, enrollment of patients in The INSPIRE Study was placed on hold as we engaged with the FDA to address the patient deaths.  We subsequently closed enrollment in The INSPIRE Study and will follow the remaining active subjects until completion.  Following discussions with the FDA, in March 2018, we received FDA approval for a randomized controlled trial to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant that we obtained from The INSPIRE Study. We refer to this herein as the INSPIRE 2.0 Study.

The purpose of The INSPIRE Study, which was the original study, was to evaluate whether the Neuro-Spinal Scaffold implant is safe and demonstrates probable benefit for the treatment of complete T2-T12 neurological level of injury, or (NLI), SCI. The primary endpoint was defined as the proportion of patients achieving an improvement of at least one AIS grade at six months’ post-implantation. Additional endpoints included measurements of pain, sensory and motor scores, bladder and bowel function, Spinal Cord Independence Measure (a disability scale for patients with SCI), and quality of life. The INSPIRE Study included an Objective Performance Criterion, or OPC, which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of an Humanitarian Device Exemption, or HDE, approval.  At the time enrollment of patients in The INSPIRE Study was placed on hold, the OPC was defined as 25% or more of the patients in the study demonstrating an improvement of at least one AIS grade at the six-month post-implantation visit.

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

The FDA had previously recommended that we include a randomized, concurrent control arm in The INSPIRE Study.  Acting on the FDA’s recommendation, we proposed and received approval for the INSPIRE 2.0 Study (described below) to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant.  In addition, as one source of comparator data, we initiated the Contemporary Thoracic SCI Registry Study, or the CONTEMPO Registry Study. The CONTEMPO Registry Study utilizes existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. The CONTEMPO Registry Study is designed to provide comprehensive natural history benchmarks for The INSPIRE Study results that include SCI patients with similar baseline characteristics treated since 2006. The CONTEMPO Registry Study includes data from the Christopher & Dana Reeve Foundation North American Clinical Trials Network Registry, or NACTN, as well as the Model Systems Registry and the European Multicenter Study about Spinal Cord Injury, or EMSCI. We have submitted a protocol for the CONTEMPO Registry Study to the FDA and we announced top-line findings from CONTEMPO in March 2018 from a total of 170 patients from the three registries: 12 individuals from NACTN, 64 from EMSCI, and 94 from the Model Systems Registry. AIS conversion rates at approximately six months post-injury varied from 16.7% – 23.4% across the three registries. In two of the registries, there was a skew of the patient population to low (T10-T12) thoracic injuries, representing 46-47% of the registry population. This compares to just four out of sixteen patients (25%) in follow-up in the INSPIRE study with low thoracic injuries. Patients with low thoracic injuries are known to have the best prognoses, and the conversion rates were the highest in the low thoracic group in all three registries and the INSPIRE study. When all three registries were normalized to the INSPIRE patient population distribution across T2-T5, T6-T9 and T10-T12 injury groups, the normalized conversion rate for CONTEMPO registries ranged from 15.5%-20.6%. We cannot be certain what additional information or studies will be required by the FDA to approve our HDE submission.

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved IDE in the INPSIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.”   The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI.  The INSPIRE 2.0 Study is designed enroll 10 subjects into each of the two study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy.  The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit.  We expect to conduct the INSPIRE 2.0 Study at up to 25 sites in the United States.  Enrolling patients in the INSPIRE 2.0 Study will also require the approvals of the institutional review boards, or IRBs, at each clinical site. We estimate that from study initiation, enrollment will take approximately 18 months, and the total time to completion of the INSPIRE 2.0 Study is estimated to be two years from study initiation. We are in the process of initiating the INSPIRE 2.0 Study, and subject to successful IRB approvals, we anticipate that the first patient in the INSPIRE 2.0 Study will be enrolled in the fourth quarter of 2018.

The primary endpoint is defined as the proportion of patients achieving an improvement of at least one AIS grade at six months post-implantation. Assessments of AIS grade are at hospital discharge, three months, six months, 12 months and 24 months. The definition of study success for INSPIRE 2.0 is that the difference in the proportion of subjects who demonstrate an improvement of at least one grade on AIS assessment at the six-month primary endpoint follow-up visit between the Scaffold Arm and the Comparator Arm must be equal to or greater than 20%. In one example, if 50% of subjects in the Scaffold Arm have an improvement of AIS grade at the six-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 20% (50% minus 30% equals 20%) and the definition of study success would be met. In another example, if 40% of subjects in the Scaffold Arm have an improvement of AIS grade at the six-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 10% (40% minus 30% equals 10%) and the definition of study success would not be met. Additional endpoints include measurements of changes in NLI, sensory levels and motor scores, bladder, bowel and sexual function, pain, Spinal Cord Independence Measure, and quality of life.

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

Results of Operations

Comparison of the Three Months Ended September 30,  2018 and 2017

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended September 30, 2018 were $0.9 million, a decrease of $2.0 million compared to the three months ended September 30,  2017.  The decrease in research and development expenses for the three months ended September 30, 2018, is attributable to a decrease in compensation related expenses and stock compensation expense of $1.1 million and $0.1 million respectively, driven by the restructuring activities from 2017, a decrease in clinical trial costs and consulting cost of $0.2 million and $0.1 million respectively, due to The INSPIRE Study being placed on hold, a decrease in legal costs of $0.2 million, a decrease in administrative and operating costs of $0.1 million as a result of cost cutting measures initiated by the Company in 2018, a decrease in depreciation expense of $0.1 million, a decrease in recruiting costs $0.1 million and a decrease in facilities and rent expense of $0.1 million as a result of the as a result of the assignment of the commercial lease for our office, laboratory and manufacturing space in Cambridge, Massachusetts, which we refer to as the Cambridge Lease.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended September 30, 2018 were $1.2 million, a decrease of $2.2 million compared to the three months ended September 30, 2017. The decrease in general and administrative expenses for the three months ended September 30, 2018 is attributable to a decrease in stock compensation and compensation related expense of $0.9 million and $0.7 million respectively, driven by the restructuring activities from 2017, a decrease in legal fees of $0.5 million and a decrease in facilities and rent expenses of $0.2 million as a result of the assignment of the Cambridge Lease. These decreases were offset by an increase in consulting expenses of $0.2 million.

Other Income and Expense

Other expenses for the three months ended September 30, 2018 was a loss of $1.1 million, which was comprised of derivative loss of $2.0 million, other income of $0.8 million primarily made up of a settlement agreement with a former vendor, interest income of $81 thousand and interest expense of $10 thousand.  Other expenses for the three months ending September 30, 2017 was a loss of $3.0 million, which was comprised of interest income of $43 thousand, interest expense of $18 thousand, and a derivative loss of $3.1 million due primarily to the impact of the August 2017 warrant exchange.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2018 were $3.4 million, a decrease of $6.2 million compared to the nine months ended 2017.  The decrease in research and development expenses for the nine months ended September 30, 2018 is attributable to a decrease in compensation related expenses and stock compensation expenses of $2.2 million and $0.8 million respectively, driven by the restructuring activities from 2017, a decrease in clinical trial and consulting costs of $0.9 million and $0.7 million respectively, due to The INSPIRE Study being placed on hold, a decrease in facilities and rent expense of $0.4 million as a result of the Cambridge lease assignment, a decrease in administrative and operating costs of $0.3 million as a result of cost cutting measures initiated by the Company in 2018, a decrease in depreciation expense of $0.2 million, a decrease in recruiting costs of $0.2 million, a decrease in legal fees of $0.2 million and a decrease in travel related expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 were $6.4 million, a decrease of $4.0 million compared to the nine months ended September 30, 2017. The decrease in general and administrative expenses for the nine months ended September 30,    2018 is attributable to a decrease in stock compensation and compensation related expenses of $2.3 million and $0.7 million respectively, driven by the restructuring activities from 2017, a decrease in facilities and rent expenses of $0.5 million as a result of the Cambridge lease assignment, a decrease in legal fees of $0.3 million, a decrease in travel related expenses of $0.2 million and a  decrease in depreciation expense of $0.1 million. These decreases were offset by an increase in consulting expenses of $0.2 million

Other Income and Expense

Other expenses for the nine months ended September 30, 2018 was in a loss of $11.1 million, which was comprised of derivative loss of $12.2 million, other income of $0.9 million primarily made up of a settlement agreement with a former vendor, interest income of $159 thousand and interest expense of $36 thousand.  Other expenses for the nine months ended September 30, 2017 was a loss of $2.2 million, which was comprised of interest income of $152 thousand, interest expense of $58 thousand, and a derivative loss of $2.3 million due to the impact of the August 2017 warrant exchange and the change in the fair value of the warrant liability since December 31, 2016.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At September 30, 2018, our accumulated deficit was $204.8 million. Since our inception, we have historically financed our operations primarily through the sale of equity‑related securities.

At September 30, 2018, we had total assets of $21.5 million, total liabilities of $3.0 million, and total stockholders’ equity of $18 million. For the nine months ended September 30, 2018, we recorded a net loss of $20.9 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. The financing we closed in June 2018, described in more detail below, provided necessary funding to fund operations for at least the next twelve months. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Financings Transactions

In June 2018, we closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of one share of our common stock, par value $0.00001 per share and one Series A warrant to purchase one share of common stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of one pre-funded Series B Warrant and one Series A warrant to purchase one share of common stock. Each Series A warrant has an exercise price of $2.00 per share, exercisable immediately from the date of issuance and expires five years from the date of issuance. Each Series B warrant has an exercise price of $0.01 per share, exercisable immediately from the date of issuance and expires twenty years from the date of issuance. The net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. During the nine months ended September 30, 2018, we issued an aggregate of 5,478,002 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $55 thousand.

In September 2018, we entered into the Ladenburg Warrant Amendment with Continental that amends the Warrant Agency Agreement and the 2018 Warrants. See Notes 9,11 and 12 to our Consolidated Financial Statements in Item1 of this report for more information about the Ladenburg Warrant Amendment.

In January 2018, we entered into a purchase and a registration rights agreement with Lincoln Park Capital Fund, LLC, which we refer to as Lincoln Park, under which we have the right to sell up to $15 million in shares of our common stock to Lincoln Park over a twenty-four-month period, subject to certain limitations and conditions set forth in the purchase agreement and registration rights agreement. On May 30, 2018 at our Annual Meeting of Stockholders, our stockholders approved an increase to the number of shares of common stock available for issuance and sale by us to Lincoln Park, including our prior issuances and sales of shares of common stock to Lincoln Park since January 2018, up to 1,200,000 shares of common stock. In accordance with the terms of the purchase agreement, at the time we signed the purchase agreement and the registration rights agreement, we issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement and recorded $627 thousand in deferred offering costs. During the nine months ended September 30, 2018 we sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs.

On August 10, 2017, we entered into exchange agreements with certain holders of warrants dated May 9, 2014, which we refer to as the 2014 Warrants. Pursuant to the exchange agreements, certain of the 2014 Warrants were exchanged for shares of common stock equivalent to 3.5 times the number of shares of common stock issuable to such holders upon exercise, at the $96.75 exercise price under the warrants as of the date of the exchanges. We issued an aggregate of 80,857 shares of common stock to the participating warrant holders in exchange for their 2014 Warrants for the purchase of an aggregate of 23,102 shares of common stock. We subsequently cancelled and terminated those 2014 Warrants exchanged in this transaction. Following the warrant exchange, there were additional 2014 Warrants to purchase shares of common stock that remained outstanding, which we refer to as the Outstanding 2014 Warrants. As a result of our issuance of common stock in exchange for certain of the 2014 Warrants, the exercise price of the Outstanding 2014 Warrants was adjusted downwards from $96.75 per share to $20.75 per share and additional warrants were issued such that the Outstanding 2014 Warrants were exercisable for an aggregate of 1,941 shares of common stock. The Outstanding 2014 Warrants were subject to further adjustment in the event of sales of our common stock at a price per share less than the exercise price of the Outstanding 2014 Warrants then in effect (or securities convertible or exercisable into common stock at a conversion or exercise price less than the exercise price then in effect). In the fourth quarter of 2017, we entered into warrant cancellation agreements with certain remaining holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $40 thousand.  During the nine months ended September 30, 2018, we entered into warrant cancellation agreements with certain remaining holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $14 thousand. As of September 30, 2018, the remaining Outstanding 2014 Warrants were exercisable for an aggregate of 307 shares of common stock.

Facility Changes

In May 2018, we assigned the Cambridge Lease to a third party, who assumed from us all of our remaining rights and obligations under the lease.  Concurrently with the lease assignment, we entered into a sublease for 5,104 square feet of the space, originally part of the Cambridge Lease, from the third party to which we assigned the lease. The sublease ends on October 31, 2023 and contains rent holidays and rent escalation clauses. In order to obtain the consent of our lender for these facility changes and the sale of certain assets, we repaid $300 thousand of principal on our loan and recorded an impairment charge of $48 thousand. For more information, see Note 7 and Note 8 to the notes to our Consolidated Financial Statements in Item 1 of this report.

Cashflows

Net cash used in operating activities for the nine months ended September 30, 2018 was $9.3 million, as compared to net cash used in operating activities of $15.6 million for the nine months ended September 30, 2017. The change in net cash used in operating activities for the nine months ended September 30, 2018 as compared to the same period in the prior year was primarily due to an decrease in our net loss of $1.2 million, an increase in the change in derivative loss of $10 million, a decrease in share-based compensation expense of $3.1 million, a decrease in the change in other assets of $866 thousand, a gain on lease assignment of $603 thousand and a decrease in depreciation and amortization expense of $312 thousand.

Net cash used in investing activities for the nine months ended September 30, 2018 was $65 thousand attributable to purchases of capital equipment. This compares to net cash from in investing activities for the nine months ended September 30, 2017 of $10.8 million attributable to sales of marketable securities of $19.1 million offset by purchases of marketable securities of $8.3 million.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $15.9 million consisting primarily of $16.5 million in proceeds from the issuance of common stock associated with the June 2018 underwritten public offering and the Lincoln Park financing agreement, offset by $636 thousand in loan repayments. This compares to net cash of $238 thousand used in financing activities for the nine months ended September 30,  2017 which consists  of proceeds from the exercise of a stock option and Employee Stock Purchase Plan issuances of $77 thousand, offset in part by loan repayments of $315 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of September 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Annual Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates which could affect our operating results, financial position, and cash flows. We manage our exposure to these market risks through our regular operating and financing activities. We do not use derivative financial instruments for speculative or trading purposes. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2017 Annual Report. As of September 30, 2018, there were no material changes in our exposure to market risk compared to December 31,  2017.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2018, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $20.9 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $204.8 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

We expect our expenses will increase in connection with our ongoing activities, particularly as we conduct our INSPIRE 2.0 Study, and as we seek regulatory approval for our Neuro-Spinal Scaffold implant.  In addition, if we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.

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

Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 12, 2018 included in our Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 12, 2018.  Although we completed a public offering of shares of our common stock and warrants to purchase shares of our common stock in June 2018 which resulted in net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, of $13.5 million, if we are not successful in raising additional capital, we may not be able to continue as a going concern.

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

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if,, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Code, or could result in a change in control in the future, but we have not completed an analysis of whether a limitation as noted above exists. We have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

We currently have only one product candidate, the Neuro-Spinal Scaffold implant, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval, and commercialization of that product candidate, which may never occur. We currently have no products available for sale, generate no revenues from sales of any products, and we may never be able to develop marketable products. Our Neuro-Spinal Scaffold implant will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. Before obtaining regulatory approval via the Humanitarian Device Exemption, HDE pathway for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternative forms of treatment. Alternatively, if we were to seek pre-market approval, or PMA, for our product candidate, that would require demonstration that the product is safe and effective for use in each target indication. This process can take many years. Of the large number of medical devices in development in the United States, only a small percentage successfully complete the regulatory approval process required by the U.S. Food and Drug Administration, or the FDA, and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize our Neuro-Spinal Scaffold implant or any other product candidate.

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

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the clinical studies that are required. In July 2017, The INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial.  We subsequently closed enrollment in The INSPIRE Study and will follow the active patients until completion. We have proposed, and the FDA has approved the INSPIRE 2.0 Study. We may not be able to pursue the currently defined clinical path forward successfully, or in a timely manner or that is aligned with our cash resources.  The INSPIRE 2.0 Study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffold implants to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. Enrolling patients the INSPIRE 2.0 Study and any other clinical trial of our Neuro-Spinal Scaffold implant will also require the approval of the institutional review boards, or IRBs at each clinical site.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRB at the sites at which such trials are being conducted, by the Data Safety Monitoring Board for such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, a problematic inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, or changes in laws or regulations. In addition, regulatory agencies may require an audit with respect to the conduct of a clinical trial, which could cause further delays or increase costs. For example, in December 2017, we and several of our clinical sites and our CRO were subject to an FDA inspection in association with The INSPIRE Study. At the close of the inspection at InVivo, the FDA issued a Form 483 with two observations relating to our oversight of clinical trial sites in The INSPIRE Study. We sought, and will continue to seek, input from the FDA regarding the scope and timing of our proposed remediation efforts and the FDA has indicated that our corrective actions appear adequate. We cannot be certain that we will not be subject to additional regulatory action by the FDA. We anticipate that our remediation efforts will add costs to our clinical development plans.  Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and regulatory review process, and jeopardize our ability to obtain approval and commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

If the FDA subsequently approves a PMA or clears a 510(k) for the HUD or another comparable device with the same indication, the FDA may withdraw the HDE. Once a comparable device becomes legally marketed through PMA or 510(k) clearance to treat or diagnose the disease or condition in question, there may no longer be a need for the HUD and so the HUD may no longer meet the requirements of section 520(m)(2)(B) of the FDCA.

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

Our future products may be regulated by the FDA as combination products. For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. The process of obtaining FDA marketing clearance or approval is lengthy, expensive, and uncertain, and we cannot be sure that any of our combination products, or any other products, will be cleared or approved in a timely fashion, or at all. In addition, the review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only one center within the FDA. We cannot be sure that the FDA will not select to have our combination products reviewed and regulated by only one FDA center and/or different legal authority, in which case the path to regulatory approval would be different and could be lengthier and more costly. If the FDA does not approve or clear our products in a timely fashion, or at all, our business and financial condition will be adversely affected.

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

The FDA audits compliance with the QSR and other similar regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications or repair, replacement, refunds, recall, detention, or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for premarket approval of new products or modified products;

•	withdrawing PMA that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

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

In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data.

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

For example, in the United States, legislative changes have been enacted in the past and further changes are proposed that would impact the Patient Protection and Affordable Care Act, or the Affordable Care Act. These new laws may result in additional reductions in Medicare and other healthcare funding. Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented. With the new Presidential administration and Congress, there have been, and may be additional, legislative changes affecting the Affordable Care Act, including repeal of certain provisions of the Affordable Care Act. It remains to be seen, however, precisely what impact legislation to date and any future legislation will have on the availability of healthcare and containing or reducing healthcare costs. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. We cannot quantify or predict with any certainty the likely impact of the Affordable Care Act, its amendment or repeal, or any alternative or related legislation, or any implementation of any such legislation, on our business model, prospects, financial condition, and results of operations.

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

Risks Related to Litigation and Legal Compliance

We may face, and in the past have faced, lawsuits, which could divert management’s attention and harm our business.

We may face lawsuits, including class action or securities derivative lawsuits. For  example, we were previously the subject of a securities derivative lawsuit and securities class action lawsuit, both of which were dismissed in January 2017. The amount of time that is required to resolve these lawsuits is unpredictable and any lawsuits may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation.

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

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements.  For example, we were previously listed on the Nasdaq Global Market and on January 23, 2018 we received a deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. Although we regained compliance with the Bid Price Rule as a result of the reverse stock split we effected on April 16, 2018, we received a notification from the Listing Qualifications Department of the Nasdaq Stock Market on May 11, 2018, notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, our stockholders’ equity was $8,323,000, and therefore, the we were not in compliance with the minimum stockholders’ equity standard which required a minimum of $10,000,000 in stockholders’ equity.  We elected to transfer to the Nasdaq Capital Market, and the transfer was effective June 19, 2018.

On August 15,  2018, we received a  written notification from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, based on the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, the Company’s stockholders’ equity was $(1,909,000), and therefore, the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a $2,500,000 minimum stockholders’ equity standard. Total stockholders’ deficit at June 30, 2018 was primarily driven by derivative accounting on the warrants issued as part of our June 2018 public offering. In accordance with such notice, we were requested to provide to Nasdaq, on or before October 1, 2018, our specific plan to regain compliance with all Nasdaq Capital Market listing requirements and our time frame to complete our plan. On October 1, 2018, we submitted a plan to regain compliance with the continued listing requirements of the Nasdaq Capital Market, and Nasdaq has granted us an extension until November 14, 2018 to evidence compliance with all Nasdaq Capital Market listing requirements. If Nasdaq determines that such plan is not sufficient, it will provide written notification that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to a hearings panel (the “Panel”). We expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal Nasdaq’s determination to the Panel, that such appeal would be successful.

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

4.1

Amendment to Warrant Agency Agreement, by and between InVivo Therapeutics Holdings Corp. and Continental Stock Transfer & Trust Company, as Warrant Agent, dated September 27, 2018  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 28, 2018).

4.2	Form of Series A Common Stock Purchase Warrant, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2018).

4.3	Form of Series B Common Stock Purchase Warrant, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2018).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document * Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: November 8, 2018	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: November 8, 2018	By:	/s/ Jeffrey Modestino
	Name:	Jeffrey Modestino
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer