Form 10-K
period 2018-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2019-04-01
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001‑37350

INVIVO THERAPEUTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	36‑4528166 (I.R.S. Employer Identification No.)
One Kendall Square, Suite B14402, Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)

(617) 863‑5500

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.00001 par value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,914,896 based on a per share price of $1.70, which was the closing price of the registrant’s common stock on the Nasdaq Capital Market the last trading date prior to June 30, 2018.

As of March 22, 2019, the number of shares outstanding of the registrant’s common stock, $0.00001 par value per share, was 9,311,070.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant intends to file such proxy statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

INVIVO THERAPEUTICS HOLDINGS CORP.

ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Form 10-K, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold™; our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; and other factors detailed under “Risk Factors” in Part I, Item 1A of this Form 10-K. These forward looking statements are only predictions, are uncertain, and involve substantial known and unknown risks, uncertainties, and other factors which may cause our actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward looking statements. Such factors include, among others, the following:

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

Our Clinical Program

We currently have an active clinical development program for the treatment of acute SCI.

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

The Neuro-Spinal Scaffold implant is composed of 2 biocompatible and bioresorbable polymers that are cast to form a highly porous investigational product:

•	Poly lactic-co-glycolic acid, a polymer that is widely used in resorbable sutures and provides the biocompatible support for Neuro-Spinal Scaffold implant; and

•	Poly-L-Lysine, a positively charged polymer commonly used to coat surfaces in order to promote cellular attachment.

Because of the complexity of SCIs, it is likely that multi-modal therapies will be required to maximize positive outcomes in SCI patients. In the future, we may attempt to further enhance the performance of our Neuro-Spinal Scaffold implant through multiple combination strategies involving electrostimulation devices, additional biomaterials, drugs approved by the FDA, or growth factors. We expect the Neuro-Spinal Scaffold implant to be regulated by the FDA as a Class III medical device.

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

The spinal cord anatomy of non-human primates is very similar to that of humans. We performed a series of studies in African green monkeys to evaluate the bioresorbable polymer scaffold device in a non-human primate. Our first study in African green monkeys established that unilateral thoracic hemicordectomy SCI (a new model in this species) produced a consistent functional deficit, and we observed a consistently positive response to scaffold implantation (see Pritchard, et al., Establishing a model spinal cord injury in the African green monkey for the preclinical evaluation of biodegradable polymer scaffolds seeded with human neural stem cells, Journal of Neuroscience Methods 188, pg. 258- 269, 2010). We then conducted 2 larger studies evaluating the safety and efficacy of the bioresorbable polymer scaffold device in the African green monkey (see Slotkin, J.R., Pritchard, et al., Biodegradable scaffolds promote tissue remodeling and functional improvement in non-human primates with acute spinal cord injury. Biomaterials, 123, pp. 63-76). The extent and time course of functional recovery in biopolymer implant-treated primates was assessed with video capture and KinemaTracer evaluation of locomotor behavior with synchronous electromyography recording along with locomotor observation rating. When the results of these 2 studies were combined and analyzed together, we found that implantation of the bioresorbable polymer scaffold device resulted in an increase in remodeled tissue in the region of the hemicordectomy compared to non-implant controls, and improved recovery of locomotion in subjects with full unilateral hemicordectomy lesions (see Slotkin, J.R., et al., Biodegradable scaffolds promote tissue remodeling and functional improvement in non-human primates with acute spinal cord injury, Biomaterials, 123, pg. 63-76, 2017).

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

Taken together, these non-clinical studies in 2 rat SCI models, the African green monkey unilateral hemicordectomy injury model, and the pig contusion injury model demonstrate that the bioresorbable polymer scaffold device, surgically implanted at the epicenter of the wound after an acute SCI, acts by appositional healing to help spare spinal cord tissue, decrease post-traumatic cyst formation, decrease spinal cord tissue pressure, and promote tissue remodeling supportive to axon sprouting and spinal cord activity.

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

The pilot study was initially approved for 5 subjects in up to 6 clinical sites across the United States and was later modified to increase the number of allowable clinical sites to up to 20 and to permit enrollment of up to 10 subjects. The pilot study was initially staggered such that each patient that met the eligibility criteria would be followed for 3 months prior to enrolling the next patient in the study. In December 2014, the FDA approved an expedited enrollment plan that allowed us to continue enrolling patients more rapidly barring any significant safety issues. We enrolled 5 subjects in the pilot study between October 2014 and September 2015. The FDA approved conversion of this pilot study to a pivotal probable benefit study, which we refer to as The INSPIRE Study, that includes data from the patients enrolled in the pilot study.

The INSPIRE Study

Our Neuro-Spinal Scaffold implant has been studied in The INSPIRE Study: the “InVivo Study of Probable Benefit of the Neuro- Spinal Scaffold for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury,” under an Investigational Device Exemption, or IDE, application for the treatment of neurologically complete thoracic traumatic acute SCI. We commenced an FDA-approved pilot study in 2014 that the FDA approved converting into The INSPIRE Study in January 2016. As of December 31, 2017, we had implanted our Neuro-Spinal Scaffold implant in a total of 19 patients in The INSPIRE Study, 16 of whom reached the 6-month primary endpoint visit, and 3 of whom died. In July 2017, after the third patient death, enrollment of patients in The INSPIRE Study was placed on hold as we engaged with the FDA to address the patient deaths.  We subsequently closed enrollment in The INSPIRE Study and will follow the remaining active subjects until completion.  Following discussions with the FDA, in March 2018, we received FDA approval for a randomized controlled trial to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant that we obtained from The INSPIRE Study. We refer to this herein as the INSPIRE 2.0 Study.

The purpose of The INSPIRE Study, which was the original study, was to evaluate whether the Neuro-Spinal Scaffold implant is safe and demonstrates probable benefit for the treatment of complete T2-T12 neurological level of injury, or (NLI), SCI. The primary endpoint was defined as the proportion of patients achieving an improvement of at least 1 AIS grade at 6 months post-implantation. Additional endpoints included measurements of pain, sensory and motor scores, bladder and bowel function, Spinal Cord Independence Measure (a disability scale for patients with SCI), and quality of life. The INSPIRE Study included an Objective Performance Criterion, or OPC, which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of a Humanitarian Device Exemption, or HDE, approval.  At the time enrollment of patients in The INSPIRE Study was placed on hold, the OPC was defined as 25% or more of the patients in the study demonstrating an improvement of at least 1 AIS grade at the 6-month post-implantation visit.

The FDA approved the enrollment of up to 30 patients in The INSPIRE Study so that there would be at least 20 evaluable patients at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. Of the 19 patients implanted in The INSPIRE Study, 16 patients have reached the 6 month primary endpoint visit. Of these 16, 7 had improved from complete AIS A SCI to incomplete SCI (2 patients to AIS C and 5 patients to AIS B) at the 6 month primary endpoint visit and 9 had not demonstrated improvement at that visit. 3 of the 7 patients who improved were assessed to have AIS B SCI at the

6 month primary endpoint and were later assessed to have improved to AIS C SCI at the 12 or 24-month visits. 2 of the 16 patients were initially assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the 6 month examination. 1 of these 2 was then assessed at the 6 month visit to have improved again to AIS B and the other remained AIS A. Since we have closed enrollment, the target of enrolling 20 evaluable patients into The INSPIRE Study will not be reached.

The FDA had previously recommended that we include a randomized, concurrent control arm in The INSPIRE Study.  Acting on the FDA’s recommendation, we proposed and received approval for the INSPIRE 2.0 Study (described below) to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant.  In addition, as 1 source of comparator data, we initiated the Contemporary Thoracic SCI Registry Study, or the CONTEMPO Registry Study. The CONTEMPO Registry Study utilizes existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. The CONTEMPO Registry Study is designed to provide comprehensive natural history benchmarks for The INSPIRE Study results that include SCI patients with similar baseline characteristics treated since 2006. The CONTEMPO Registry Study includes data from the Christopher & Dana Reeve Foundation North American Clinical Trials Network Registry, or NACTN, as well as the Model Systems Registry and the European Multicenter Study about Spinal Cord Injury, or EMSCI. We have submitted a protocol for the CONTEMPO Registry Study to the FDA and we announced top-line findings from CONTEMPO in March 2018 from a total of 170 patients from the 3 registries consisting of: 12 individuals from NACTN, 64 from EMSCI, and 94 from the Model Systems Registry. AIS conversion rates at approximately 6 months post-injury varied from 16.7% – 23.4% across the 3 registries. In 2 of the registries, there was a skew of the patient population to low (T10- T12) thoracic injuries, representing 46-47% of the registry population. This compares to just 4 out of 16 patients (25%) in follow-up in the INSPIRE study with low thoracic injuries. Patients with low thoracic injuries are known to have the best prognoses, and the conversion rates were the highest in the low thoracic group in all 3 registries and the INSPIRE study. When all 3 registries were normalized to the INSPIRE patient population distribution across T2-T5, T6-T9 and T10-T12 injury groups, the normalized conversion rate for CONTEMPO registries ranged from 15.5%-20.6%. We cannot be certain what additional information or studies will be required by the FDA to approve our HDE submission.

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved IDE in the INPSIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.”   The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI.  The INSPIRE 2.0 Study is designed enroll 10 subjects into each of the 2 study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy.  The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit.  We expect to conduct the INSPIRE 2.0 Study at up to 25 sites in the United States.  Enrolling patients in the INSPIRE 2.0 Study will also require the approvals of the institutional review boards, or IRBs, at each clinical site. We estimate that from study initiation, enrollment will take approximately 18 months, and the total time to completion of the INSPIRE 2.0 Study is estimated to be 2 years from study initiation. We anticipate that the first patient in the INSPIRE 2.0 Study will be enrolled in the second quarter of 2019.

The primary endpoint is defined as the proportion of patients achieving an improvement of at least 1 AIS grade at 6 months post-implantation. Assessments of AIS grade are at hospital discharge, 3 months, 6 months, 12 months and 24 months. The definition of study success for INSPIRE 2.0 is that the difference in the proportion of subjects who demonstrate an improvement of at least 1 grade on AIS assessment at the 6-month primary endpoint follow-up visit between the Scaffold Arm and the Comparator Arm must be equal to or greater than 20%. In 1 example, if 50% of subjects in the Scaffold Arm have an improvement of AIS grade at the 6-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 20% (50% minus 30% equals 20%) and the definition of study success would be met. In another example, if 40% of subjects in the Scaffold Arm have an improvement of AIS grade at the 6-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 10% (40% minus 30% equals 10%) and the definition of study success would not be met. Additional endpoints include measurements of changes in NLI, sensory levels and motor scores, bladder, bowel and sexual function, pain, Spinal Cord Independence Measure, and quality of life.

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

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold implant. The HDE modular shell is comprised of 3 modules: a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews each module, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of all 3 modules, which constitutes the complete HDE submission, the FDA makes a filing decision that may trigger the review clock for an approval decision. We submitted the first module in March 2017 and received feedback in June 2017. We plan to submit an updated first module in the fourth quarter of 2019. The HDE submission will not be complete until the manufacturing and clinical modules are also submitted.

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

We hold an exclusive worldwide license to a broad suite of patents co-owned by Boston Children’s Hospital or BCH and Massachusetts Institute of Technology or MIT covering the use of a wide range of polymers to treat SCI, and to promote the survival and proliferation of human stem cells in the spinal cord, or the BCH License. Issued patents and pending patent applications licensed under the BCH License cover the technology underlying our Neuro- Spinal Scaffold implant and the use of a wide range of biomaterial scaffolding for treating SCI by itself or in combination with drugs, growth factors, or human stem cells. The BCH License covers 6 issued United States patents and 18 issued international patents expiring between 2019 and 2027, and 1 pending United States patent application and 1 pending international patent application.

The BCH License has a term of 15 years from the effective date of July 2, 2007, or as long as the life of the last expiring patent right under the license, whichever is longer, unless terminated earlier by BCH. In connection with our acquisition of the BCH License, we submitted to a 5-year development plan to BCH and MIT that includes certain targets and projections related to the timing of product development and regulatory approvals. We are required to either meet the stated targets and projections in the plan or notify BCH and revise the plan. BCH has the right to terminate the BCH License for failure by us to either meet the targets and projections in the plan or our failure to submit an acceptable revision to the plan within a 60-day cure period after notification by BCH that we are not in compliance with the plan. We are currently in compliance with the development plan.

We have the right to sublicense the patents covered by the BCH License and have full control and authority over the development and commercialization of any products that use the licensed technology, including clinical trial design, manufacturing, marketing, and regulatory filings. We also own the rights to the data generated pursuant to the BCH License, whether generated by us or a sublicensee. We have the first right of negotiation with BCH and MIT for a 30 day period to any improvements to the intellectual property covered by the BCH License.

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

In addition to the rights we license under the BCH License, we have additional rights relating to the Neuro-Spinal Scaffold implant. Together with MIT, we co-own U.S. patent No. 1,013,785 (“Poly((lactic-co-glycolic acid)-b-lysine) and process for synthesizing a block copolymer of PLGA and PLL- (poly-e-cbz-l-lysine)”), which expires in 2033.

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

FDA Regulation—Medical Device Products

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval from the FDA. The FDA classifies medical devices into 1 of 3 classes.

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

If the FDA determines that a PMA submission is sufficiently complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application can take between 1 and 3 years, and it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling, and design. Premarket approval supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.

Humanitarian Device Exemption (HDE)

Alternatively, a Class III device may qualify for FDA approval to be distributed under an HDE rather than a PMA. For a device to be eligible for an HDE, it must be first designated by the FDA as a HUD intended to benefit patients in the treatment or diagnosis of a disease or condition that affects fewer than 8,000 individuals in the United States per year (increased by the 21st Century Cures Act from 4,000 to 8,000). The HDE pathway also requires that there must be no other comparable device available to provide therapy for this condition. An HDE application is similar in form and content to a PMA and, although exempt from the effectiveness requirements of a PMA, an HDE does require sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. In addition, a HUD may only be used in facilities that have established a local institutional review board, or IRB, to supervise clinical testing of devices, and after an IRB has approved the use of the device to treat or diagnose the specific disease.

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

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved indications or other off‑label uses;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of 1 of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of 1 of our approved devices;

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

We, and any third party manufacturers that we use, must register with the FDA as medical device manufacturers and must obtain all necessary state permits or licenses to operate our business. As manufacturers, we, and any third party manufacturers that we use, are subject to announced and unannounced inspections by the FDA to determine our compliance with quality system regulation and other regulations. We have not yet been inspected by the FDA. We believe that we are in substantial compliance with quality system regulation and other regulations.

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

Failure to comply with these requirements at such time could result in enforcement measures being taken against us by the competent authorities of the EEA countries. These measures can include fines, administrative penalties, compulsory product withdraws, injunctions, and criminal prosecution. Such enforcement measures would have an adverse effect on our capacity to market our products in the EEA and, consequently, on our business and financial position. Such failures could also lead to cancelation, suspension, or variation of our CE Certificates of Conformity by the relevant Notified Body, which is an organization designated by the competent authorities of an EEA country to conduct conformity assessments.

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

Financial Information and Research and Development Expenditures

We have incurred net losses each year since our inception, including net losses of $23.4 million for the year ended December 31, 2018 and $26.7 million for the year ended December 31, 2017. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities related to our Neuro Spinal Scaffold implant. Our research and development expenditures, which include research and development related to our product candidates, were $4.9 million and $11.1 million in 2018 and 2017, respectively.

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

In order to compete effectively, we will have to make substantial investments in development, clinical testing, manufacturing, and sales and marketing, or partner with 1 or more established companies. There is no assurance that we will be successful in having any of our products approved or gaining significant market share for any of our products. Our technologies and products also may be rendered obsolete or noncompetitive as a result of products introduced by our competitors.

Manufacturing

We have developed a proprietary manufacturing process to build our Neuro-Spinal Scaffold implant. We manufacture our implants following FDA regulations for design controls using 2 fully operational manufacturing cleanrooms located at our facility in Cambridge, Massachusetts. These 2 cleanrooms are validated to ISO 14644 1 Class ISO 7 (Class 10-K) and Class ISO 8 (Class 100k) cleanroom standards, respectively. In addition, the manufacturing process contains numerous quality control steps including in process and final inspection. Currently, we are working with 2 vendors for our critical raw materials; however, these materials are also available from other vendors. We are currently manufacturing our Neuro-Spinal Scaffold implant to support the INSPIRE 2.0 Study.  If we are able to move toward preparing for commercialization, we intend to be compliant with all applicable regulations on a country specific basis.

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

Employees

As of December 31, 2018, we had 6 employees. None of our employees are represented by a labor union and we consider our employee relations to be good. We also utilize a number of consultants to assist with financial, research and development, human resources, clinical and regulatory activities. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Corporate Information

We were incorporated on April 2, 2003, under the name of Design Source, Inc as a Nevada corporation. On October 26, 2010, we acquired the business of InVivo Therapeutics Corporation, which was founded in 2005 as a Delaware corporation, and we are continuing the existing business operations of InVivo Therapeutics Corporation as our wholly-owned subsidiary.

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

We have incurred net losses each year since our inception, including net losses of $23.4 million for the year ended December 31, 2018 and $26.7 million for the year ended year ended December 31, 2017. As of December 31, 2018, we had an accumulated deficit of $207.3 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Our financial statements as of December 31, 2018 were prepared under the assumption that we will continue as a going concern. At December 31, 2018, we had cash and cash equivalents of $16.7 million. We estimate that our existing cash resources will be sufficient to fund our operations into the first quarter of 2020.  This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

Our current cash resources may not be sufficient to complete clinical development of our Neuro-Spinal Scaffold implant, including the resources needed to reach submission of the HDE application to the FDA. If we are unable to raise additional capital, we may be forced to cease our operation entirely.  Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated April 1, 2019 included elsewhere in this Form 10-K.

We have experienced delays and may experience further delays in our clinical development of our Neuro-Spinal Scaffold implant. Clinical trials for future product candidates may also experience delays or may not be able to commence.

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the clinical studies that are required. In July 2017, The INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial.  We subsequently closed enrollment in The INSPIRE Study and will follow the active patients until completion. The FDA has approved the INSPIRE 2.0 Study. However, we may not be able to pursue the currently defined clinical path forward successfully, or in a timely manner or that is aligned with our cash resources.  The INSPIRE 2.0 Study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffold implants to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. Enrolling patients the INSPIRE 2.0 Study and any other clinical trial of our Neuro-Spinal Scaffold implant will continue to require the approval of the institutional review boards, or IRBs at each clinical site.

In addition, our results may subsequently fail to meet the safety and probable benefit standards required to obtain regulatory approvals. For example, in The INSPIRE Study, 2 of the 16 evaluable patients were initially assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the patient’s 6-month examination. Of these 2 patients, 1 patient had converted back to AIS B and the other remained at AIS A at the 6-month examination. There is known and published variability in some of the measures used to assess AIS improvement and these measures can vary over time or depending upon the examiner. While we implemented procedures in The INSPIRE Study and the INSPIRE 2.0 Study, and will also implement procedures in any future clinical study to limit such variations, we cannot be certain that regulatory authorities will accept the results of our clinical trials or interpret them the way that we do.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRB at the sites at which such trials are being conducted, by the Data Safety Monitoring Board for such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, a problematic inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, or changes in laws or regulations. In addition, regulatory agencies may require an audit with respect to the conduct of a clinical trial, which could cause further delays or increase costs. For example, in December 2017, we and several of our clinical sites and our CRO were subject to an FDA inspection in association with The INSPIRE Study. At the close of the inspection at InVivo, the FDA issued a Form 483 with 2 observations relating to our oversight of clinical trial sites in The INSPIRE Study. We sought, and will continue to seek, input from the FDA regarding the scope and timing of our proposed remediation efforts and the FDA has indicated that our corrective actions appear adequate. We cannot be certain that we will not be subject to additional regulatory action by the FDA. We anticipate that our remediation efforts will add costs to our clinical development plans.  Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and regulatory review process, and jeopardize our ability to obtain approval and commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

For a period in 2016, as a result of an FDA pre-specified enrollment hold, we were unable to enroll patients in The INSPIRE Study pending FDA authorization to proceed with additional enrollment, which delayed our ability to open new sites and enroll patients at the pace we had anticipated. In addition, in July 2017 we halted enrollment in the study, and subsequently closed enrollment in the study. We have experienced and may continue to experience delays with our INSPIRE 2.0 Study. We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical studies as planned, we may need to delay, limit, or terminate ongoing or planned clinical studies, any of which would have an adverse effect on our business.

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

Our future funding requirements, both near‑ and long‑term, will depend on many factors, including, but not limited to:

•

 the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our Neuro-Spinal Scaffold implant and any other product candidates that we may develop or acquire , including our INSPIRE 2.0 Study;

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all and if we are not successful in raising additional capital, we may not be able to continue as a going concern.

Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report filed herewith.  Although we completed a public offering of shares of our common stock and warrants to purchase shares of our common stock in June 2018 which resulted in net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, of $13.5 million, if we are not successful in raising additional capital, we may not be able to continue as a going concern.

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

On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended, which we refer to as the Code. The federal income tax law, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many  business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the long-term impact of this federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will continue to respond to the federal tax law. The impact of this tax reform on holders of our common stock also remains uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating loss carryforwards and tax credit carryforwards may be limited.

We have generated significant net operating loss carryforwards, or NOLs, and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs and R&D credits forward to reduce our tax liability in future years. Federal NOLs generated on or before December 31, 2018 can generally be carried back 2 years and carried forward for up to 20 years and can be applied to offset 100% of taxable income in such years.  Under federal income tax law, however, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but may not be carried back and the deductibility of such federal NOLs is limited to 80% of taxable income in such years.  It is uncertain how various states will continue to respond to the recently enacted federal tax law.

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Code, or could result in a change in control in the future, but we have not completed an analysis of whether a limitation as noted above exists. We have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

We currently have only 1 product candidate, the Neuro-Spinal Scaffold implant, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval, and commercialization of that product candidate, which may never occur. We currently have no products available for sale, generate no revenues from sales of any products, and we may never be able to develop marketable products. Our Neuro-Spinal Scaffold implant will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. Before obtaining regulatory approval via the HDE pathway for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternative forms of treatment. Alternatively, if we were to seek pre-market approval, or PMA, for our product candidate, that would require demonstration that the product is safe and effective for use in each target indication. This process can take many years. Of the large number of medical devices in development in the United States, only a small percentage successfully complete the regulatory approval process required by the FDA and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize our Neuro-Spinal Scaffold implant or any other product candidate.

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

We are currently pursuing an HDE regulatory pathway in the United States for our Neuro-Spinal Scaffold implant. The HDE requires that there is no other comparable device available to provide therapy for a condition and requires sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. The amended protocol for The INSPIRE Study, which was approved in February 2016, established an OPC, which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of an HDE approval. The OPC for The INSPIRE Study is currently defined as 25% or more of the patients in the study demonstrating an improvement of at least 1 AIS grade by 6 months post-implantation. While we expect The INSPIRE Study to serve as 1 source of data used to support HDE approval in the future, we will not complete full enrollment of that study. In addition, although The INSPIRE Study is structured with the OPC as the primary component for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing a future HDE application.

The FDA had previously recommended that we include a randomized, concurrent control arm in the study and we have proposed and received approval for the INSPIRE 2.0 Study.  The primary endpoint is defined as the proportion of patients achieving an improvement of at least 1 AIS grade at 6 months post-implantation. The definition of study success is that the difference in the proportion of subjects who demonstrate an improvement of at least 1 grade on AIS assessment at the 6-month primary endpoint follow-up visit between the Scaffold Arm and the Comparator Arm must be equal to or greater than 20%. While our INSPIRE 2.0 Study is structured with a definition of study success requiring a minimum difference between groups in the percentage of subjects achieving improvement, that success definition is not the only factor that the FDA would evaluate in the future HDE application.

Approval is not guaranteed if the OPC is met for The INSPIRE Study or the definition of study success is met for the INSPIRE 2.0 Study, and even if the OPC or definition of study success are not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence.

In addition, as 1 source of comparator data, we initiated the CONTEMPO Registry Study, utilizing existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. There can be no assurance that either our INSPIRE 2.0 Study or the CONTEMPO Registry Study will be successfully completed. Even if we successfully complete the INSPIRE 2.0 Study and the CONTEMPO Registry Study, we cannot be certain that the FDA will agree that these additional studies provide sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. Moreover, analysis of data from the CONTEMPO Registry Study may suggest a higher threshold for evidencing probable benefit. For example, AIS conversion rates at approximately 6 months post-injury across the 3 registries used in CONTEMPO varied from 16.7% – 23.4%, which are higher than the approximately 15.5% conversion rate from the historical registries that were the basis for the selection of the current OPC for The INSPIRE Study. In the event our clinical data is not acceptable to the FDA, our ability to obtain approval under the HDE pathway may be delayed or may not be feasible. If the FDA does not approve our product candidates in a timely fashion, or at all, our business and financial condition will be adversely affected.

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

Except in certain circumstances, products approved under an HDE cannot be sold for an amount that exceeds the costs of research and development, fabrication, and distribution of the device (i.e., for profit). Currently, under section 520(m)(6)(A)(i) of the FDCA, as amended by the Food and Drug Administration Safety and Innovation Act, a HUD is only eligible to be sold for profit after receiving HDE approval if the device (1) is intended for the treatment or diagnosis of a disease or condition that occurs in pediatric patients or in a pediatric subpopulation, and such device is labeled for use in pediatric patients or in a pediatric subpopulation in which the disease or condition occurs; or (2) is intended for the treatment or diagnosis of a disease or condition that does not occur in pediatric patients or that occurs in pediatric patients in such numbers that the development of the device for such patients is impossible, highly impracticable, or unsafe. If an HDE-approved device does not meet either of the eligibility criteria, the device cannot be sold for profit. With enactment of the FDA Reauthorization Act of 2017, Congress provided that the exemption for HUD / HDE profitability is available as long as the request for an exemption is submitted before October 1, 2022.

Some of our future products may be viewed by the FDA as combination products and the review of combination products is often more complex and more time consuming than the review of other types of products.

Our future products may be regulated by the FDA as combination products. For a combination product, the FDA must determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. The process of obtaining FDA marketing clearance or approval is lengthy, expensive, and uncertain, and we cannot be sure that any of our combination products, or any other products, will be cleared or approved in a timely fashion, or at all. In addition, the review of combination products is often more complex and more time consuming than the review of a product candidate under the jurisdiction of only 1 center within the FDA. We cannot be sure that the FDA will not select to have our combination products reviewed and regulated by only 1 FDA center and/or different legal authority, in which case the path to regulatory approval would be different and could be lengthier and more costly. If the FDA does not approve or clear our products in a timely fashion, or at all, our business and financial condition will be adversely affected.

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

In order to effectively compete, we will have to make substantial investments in development, clinical testing, manufacturing, and sales and marketing, or partner with 1 or more established companies. There is no assurance that we will be successful in having our products approved or gaining significant market share for any of our products. Our technologies and products also may be rendered obsolete or noncompetitive as a result of products introduced by our competitors.

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

The FDA audits compliance with the QSR and other similar regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The failure by us or 1 of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in any of the following enforcement actions:

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

Modifications to products that are approved through a PMA generally need FDA approval. The process of obtaining a PMA is costly and generally takes from 1 to 3 years, or even longer, from the time the application is submitted to the FDA until an approval is obtained.

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

Under the FDA medical device reporting regulations, medical device manufacturers with approved products are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or 1 of our similar devices were to recur. Any such serious adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. In the context of our ongoing clinical trial, we report adverse events to the FDA in accordance with IDE regulations and to other relevant regulatory authorities in accordance with applicable national and local regulations. Any corrective action, whether voluntary or involuntary, and either pre- or post-market, needed to address any serious adverse events will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

Our products, once approved, may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

If our products are approved for commercialization, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the decision to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. A government-mandated or voluntary recall by us or 1 of our partners could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls of any of our commercialized products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations, and financial condition, which could impair our ability to manufacture our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

We license technology from BCH, and MIT, that is integrated into our Neuro-Spinal Scaffold implant under an exclusive license. Under the license agreement, we have agreed to milestone payments and to meet certain reporting obligations. In the event that we were to breach any of the obligations under the agreement and fail to timely cure, BCH and MIT would have the right to terminate the agreement upon notice. In addition, BCH and MIT have the right to terminate our license upon the bankruptcy or receivership of the Company. If we are unable to continue to use or license this technology on reasonable terms, or if this technology fails to operate properly, we may not be able to secure alternatives in a timely manner and our ability to develop our products could be harmed.

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

Third parties may claim that we or our licensors are infringing on or misappropriating their proprietary information. Other organizations are engaged in research and product development efforts that may overlap with our products. Such third parties may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in 1 or more products or methods under development or consideration by us. These rights may prevent us from commercializing products, or may require us to obtain a license from the organizations to use the technology. We may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, and cannot be sure that the patents underlying any such licenses will be valid or enforceable. There may be rights that we are not aware of, including applications that have been filed but not published that, when issued, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research and development of the product that is the subject of the suit. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our trade secrets or other confidential information could be compromised by disclosure during this type of litigation.

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

We rely on third-party suppliers and vendors for certain of the materials used in the manufacture of our products or other of our product candidates. Any significant problem experienced by 1 of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. Any delay or interruption could negatively affect our operations.

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

We depend on our senior management as well as key scientific personnel. We have implemented restructurings that have significantly reduced our workforce over the last few months, leaving only key positions filled. On February 2, 2018, we appointed Richard Toselli M.D. as President, Chief Executive Officer, and a director and on January 14, 2019, we appointed Richard Christopher as Chief Financial Officer and Treasurer. The loss of any members of senior management or key scientific personnel could harm our business and significantly delay or prevent the achievement of research, development, or business objectives. Competition for qualified employees is intense among biotechnology companies, and the loss of qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees could hinder our ability to successfully develop marketable products.

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

Our operations and reputation may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyber-attack.

Our information technology systems are important to operating our business. We rely on our information technology systems, some of which are or may be managed or hosted by or out-sourced to third party service providers, to manage our business data and other business processes. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect appropriate information technology systems and infrastructure, or we do not effectively implement system upgrades or oversee third party service providers, our business or financial results could be negatively impacted. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction or reporting errors and processing inefficiencies causing our business and results of operations to suffer.

Furthermore, our information technology systems may be vulnerable to cyber-attacks or other security incidents, service disruptions, or other system or process failures. Such incidents could result in unauthorized access to information including vendor, consumer or other company confidential data as well as disruptions to operations. We have experienced in the past, and expect to continue to experience, cybersecurity threats and incidents, although to date none has been material. To address the risks to our information technology systems and data, we maintain an information security program that includes updating technology, developing security policies and procedures, implementing and assessing the effectiveness of controls, conducting risk assessments of third-party service providers and designing business processes to mitigate the risk of such breaches.  There can be no assurance that these measures will prevent or limit the impact of a future incident. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. If we are unable to prevent or adequately respond to and resolve an incident, it may have a material, negative impact on our operations or business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls

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

In the foreseeable future, we do not intend to pay cash dividends on shares of our common stock so any investor gains will be limited to the value of our shares

We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any gains to stockholders will therefore be limited to the increase, if any, in our share price

In the event that we fail to satisfy any of the listing requirements of the Nasdaq Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements.  For example, we were previously listed on the Nasdaq Capital Market and on January 23, 2018 we received a deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. Although we regained compliance with the Bid Price Rule as a result of the reverse stock split we effected on April 16, 2018, we received a notification from the Listing Qualifications Department of the Nasdaq Stock Market on May 11, 2018, notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, our stockholders’ equity was $8,323,000, and therefore, the we were not in compliance with the minimum stockholders’ equity standard which required a minimum of $10,000,000 in stockholders’ equity.  We elected to transfer to the Nasdaq Capital Market, and the transfer was effective June 19, 2018.

On August 15, 2018, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our stockholders’ equity was $(1,909,000), and therefore, we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a $2,500,000 minimum stockholders’ equity standard. Total stockholders’ deficit at June 30, 2018 was primarily driven by derivative accounting on the warrants issued as part of our June 2018 public offering. In accordance with such notice, we were requested to provide to Nasdaq, on or before October 1, 2018, our specific plan to regain compliance with all Nasdaq Capital Market listing requirements and our time frame to complete our plan. On October 1, 2018, we submitted a plan to regain compliance with the continued listing requirements of the Nasdaq Capital Market, and Nasdaq had granted us an extension until November 14, 2018 to evidence compliance with all Nasdaq Capital Market listing requirements. On November 9, 2018, we received a written notification from the Listing Qualifications Department notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended

September 30, 2018, our stockholders’ equity was $18,482,000, and therefore, Nasdaq had determined that the we had regained compliance with Listing Rule 5550(b)(1), which requires a $2,500,000 minimum stockholders’ equity standard.

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

•	a limited amount of news and analyst coverage; and;

•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

Anti‑takeover effects of certain provisions of our articles of incorporation and Nevada state law may discourage or prevent a takeover.

Our articles of incorporation divide our Board of Directors into 3 classes, with 3-year staggered terms. The classified board provision could increase the likelihood that, in the event an outside party acquired a controlling block of our stock, incumbent directors nevertheless would retain their positions for a substantial period, which may have the effect of discouraging, delaying, or preventing a change in control. In addition, Nevada has a business combination law, which prohibits certain business combinations between Nevada publicly traded corporations, or Nevada corporations that elect to be subject to the law, and “interested stockholders” for 2 years after the interested stockholder first becomes an interested stockholder, unless the corporation’s board of directors approves the transaction by which the stockholder becomes an interested stockholder in advance, or the proposed combination in advance of the stockholder becoming an interested stockholder.

The proposed combination may be approved after the stockholder becomes an interested stockholder with preapproval by the board of directors and a vote at a special or annual meeting of stockholders holding at least 60% of the voting power not owned by the interested stockholder or his/her/ its affiliates or associates. After the 2 year moratorium period, additional stockholder approvals or fair value requirements must be met by the interested shareholder up to 4 years after the stockholder became an interested stockholder. In addition, we may become subject to Nevada’s control share laws. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada, including through an affiliated corporation. This control share law may have the effect of discouraging corporate takeovers. Currently, we believe that we have less than 100 stockholders of record who are residents of Nevada, and are therefore not subject to the control share laws.

The provisions of our articles of incorporation and Nevada’s business combination and control share laws make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest or might result in a premium over the market price for our common stock.

We have identified a material weakness in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2018, our management identified a material weakness in our internal controls over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of timely and ongoing entity-level risk assessment to identify and assess changes that could significantly impact the system of internal control over financial reporting and significant deficiencies in our Information Technology General Controls related to areas of user access, change management, and computer operations over certain systems that support the financial reporting process. Please see “Item 9A. Controls and Procedures—Internal Control Over Financial Reporting” for information regarding the material weakness and our remediation efforts.

We are currently taking actions to remediate the material weakness and are implementing additional processes and controls designed to address the underlying causes that led to the deficiencies. There can be no assurance that we will be able to successfully remediate the identified deficiencies, or that we will not identify additional control deficiencies or material weakness in the future.   If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities laws and Nasdaq listing requirements regarding the timely filing of periodic reports, investors may lose confidence in our financial reporting and the price of our shares may decline.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We sublease 5,104 square feet of space in Cambridge, Massachusetts, which is used primarily for corporate, manufacturing, and research and development functions. The sublease commenced in May 2018 and is for a term of 5 years and 6 months.

Item 3.  LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to litigation from time to time. There is no current, pending or, to our knowledge, threatened litigation or administrative action to which we are a party or of which our property is the subject (including litigation or actions involving our officers, directors, affiliates, or other key personnel, or holders of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such party) which in our opinion has, or is expected to have, a material adverse effect upon our business, prospects financial condition or operations.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently listed for trading on the Nasdaq Capital Market under the symbol “NVIV.” From October 29, 2010 through April 16, 2015, our common stock was quoted on the OTCQB under the same symbol.

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

Holders

As of March 22, 2019, we had approximately 282 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

All share amounts presented in this Item 7 give effect to the 1-for-25 reverse stock split of our outstanding shares of common stock that occurred on April 16, 2018.

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

Stock‑Based Compensation

Our stock options are granted with an exercise price set at the fair market value of our common stock on the date of grant. Our stock options generally expire 10 years from the date of grant and vest upon terms determined by our Board of Directors.

We recognize compensation costs resulting from the issuance of stock‑based awards to employees, non‑employees and directors as an expense in our statement of operations over the service period based on a measure of fair value for each stock‑based award. The fair value of each option grant is estimated as of the date of grant using the Black‑Scholes option pricing model. The fair value is amortized as a  compensation cost on a straight‑line basis over the requisite service period of the award, which is generally the vesting period. The expected term of any options granted under our stock plans is based on the average of the contractual term (generally, 10 years) and the vesting period (generally, 48 months). The risk‑free rate is based on the yield of a U.S. Treasury security with a term consistent with the expected term of the option. See Note 11, “Stock Options,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10‑K for more information about the assumptions underlying these estimates.

Derivative Instruments

Certain of our issued and outstanding warrants to purchase common stock previously contained anti‑dilution provisions. These warrants did not meet the requirements for classification as equity and were thus recorded as derivative warrant liabilities. We used valuation methods and assumptions that considered, among other factors, the fair value of the underlying stock, risk‑free interest rate, volatility, expected life and dividend rates consistent with those discussed in Note 10, “Derivative Instruments”, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10‑K, in estimating the fair value for these warrants. Such derivative warrant liabilities were initially recorded at fair value, with subsequent changes in fair value charged (credited) to operations during each reporting period. The fair value of such derivative warrant liabilities was most sensitive to changes in the fair value of the underlying common stock and the estimated volatility of our common stock. As of December 31, 2018, we did not have any liability classified warrants. See Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information about the derivative activity during the year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. Collectively, these standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. We adopted ASU 2014-09 on January 1, 2018, and it did not have any impact on the financial position, results of operations or disclosures, as we currently do not generate any revenue.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by: requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. In February 2018, the FASB issued ASU No. 2018-03 which includes technical corrections and improvements to clarify the guidance in ASU No. 2016-01. We adopted ASU 2016-01 on January 1, 2018, and it did not have any impact on the accounting for equity investments, fair value disclosures or other disclosure requirements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. The FASB has subsequently issued amendments to the guidance, including the addition of an optional transition method and provided clarifications to address potential narrow-scope implementation issues. The adoption of ASU 2016-02 will result in an increase to our consolidated balance sheets for right-of-use assets and lease liabilities. We adopted ASU 2016- 02 effective January 1, 2019 and elected the optional transition method for adoption. We also took advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed us to carryforward historical lease classifications. We also elected to keep leases with an initial term of 12 months or less off of the balance sheet as a policy election and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Based on our current lease portfolio, we estimate that the adoption of this standard will result in approximately $1.5 million of additional assets and liabilities being reflected on our consolidated balance sheets on January 1, 2019; however, there will not be a material impact to our consolidated statement of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”), which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination and insurance settlement proceeds. We adopted ASU 2016-15 on January 1, 2018, and it did not result in any changes to the presentation of amounts shown on the consolidated statements of cash flows for all periods presented.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) (“ASU No 2016-18”). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU No. 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to the prior period consolidated statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31,	December 31,
(In thousands)	2018	2017
Cash and cash equivalents	$16,660	$12,910
Restricted cash included in current assets	4	361
Restricted cash included in other non-current assets	110	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$16,774	$13,271

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. We adopted ASU 2017-09 on January 1, 2018 and it did not have a material effect on the financial position, results of operations or disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this guidance applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II of this guidance replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. We have concluded that the adoption of ASU 2017-11 will not have a material impact on our financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02,  Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This Update relates to the impacts of the tax legislation commonly referred to as the Tax Reform Act. The guidance permits the reclassification of certain income tax effects of the Tax Reform Act from other comprehensive income to retained earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those reporting periods. Early adoption is permitted. Entities may adopt the guidance using 1 of 2 transition methods; retrospective to each period (or periods) in which the income tax effects of the Tax Reform Act related to the items remaining in other comprehensive income are recognized or at the beginning of the period of adoption. We are currently evaluating the impact that the guidance may have on our consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not expect the adoption of this Accounting Standard to have a material effect on our consolidated financial statements.

In July 2018, the FASB issued Accounting Standards Update No. 2018-09, Codification Improvements which clarifies, corrects errors in, and makes improvements to several Codification Topics, including to:

•	Clarify when excess tax benefits should be recognized for share-based compensation awards
•	Remove inconsistent guidance in income tax accounting for business combinations
•	Clarify the circumstances when derivatives may be offset
•	Clarify the measurement of liability or equity-classified financial instruments when an identical asset is held as an asset
•	Allow portfolios of financial instruments and nonfinancial instruments accounted for as derivatives to use the portfolio exception to valuation

The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this Update do not require transition guidance and will be effective upon issuance of this Update. However, many of the amendments in this Update do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We are currently evaluating the impact that the guidance may have on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement which improves the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We adopted this release in the third quarter of 2018.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

Research and Development Expenses

Research and development expenses decreased by $6.2 million to $4.9 million for the year ended December 31, 2018 from $11.1 million for the year ended December 31, 2017. The decrease in research and development expenses for the year ended December 31, 2018 is attributable to a decrease in compensation related expenses and stock compensation expenses of $2.2 million and $0.8 million respectively, driven by the restructuring activities from 2017, a decrease in consulting and clinical trial costs of $0.9 million and $0.5 million respectively, due to The INSPIRE Study being placed on hold, a decrease in facilities and rent expense of $0.6 million as a result of the Cambridge Lease Assignment (as defined below), a decrease in administrative and operating costs of $0.4 million as a result of  the cost cutting measures we initiated in 2018, a decrease in legal fees of $0.3 million, a decrease in depreciation expense of $0.2 million, a decrease in recruiting costs of $0.2 million, and a decrease in travel related expenses of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased by $5.7 million to $7.8 million for the year ended December 31, 2018 from $13.5 million for year ended December 31, 2017. This decrease in general and administrative expenses is attributable to a decrease in stock compensation and compensation related expenses of $2.6 million and $1.5 million respectively, driven by the restructuring activities from 2017, a decrease in facilities and rent expenses of $0.8 million as a result of the Cambridge Lease Assignment, a decrease in legal fees of $0.7 million, a decrease in administrative and operating costs of $0.3 million, a decrease in travel related expenses of $0.1 million and a decrease in depreciation expense of $0.1 million. These decreases were partially offset by increases in consulting and recruiting expenses of $0.2 million each.

Interest Income / (Expense)

Interest income increased by $91 thousand to $206 thousand for the year ended December 31, 2018 from $115 thousand for the year ended December 31, 2017.  This increase is due to a higher average balance of funds in our cash and cash equivalents balances in 2018 and a decrease in interest expense due to lower average borrowings in 2018.

Derivatives Gain / (Loss)

Derivatives loss for the year ended December 31, 2018 was $12.2 million compared to a loss of $2.3 million for the year ended December 31, 2017. The loss of $12.2 million for the year ended December 31, 2018 can be attributed to the issuance of the liability classified warrants in 2018 and the subsequent change in fair value through the date of warrant exercises or reclassification to equity.

Other Income

Other income for the year ended December 31, 2018 was $1.3 million primarily due to a settlement agreement with a former vendor. We did not generate any other income for the year ended December 2017.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At December 31, 2018, our accumulated deficit was $207.3 million.

At December 31, 2018, we had total assets of $18.4 million, total liabilities of $2.3 million, and total stockholders’ equity of $16.1 million. We recorded a net loss of $23.4 million for the year ended December 31, 2018. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. The financing we closed in June 2018, described in more detail below, provided necessary funding to fund operations into the first quarter of 2020.  This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Based on these factors, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

Financings Transactions

In June 2018, we closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of 1 share of our common stock, par value $0.00001 per share and 1 Series A warrant to purchase 1 share of common stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of 1 pre-funded Series B Warrant and 1 Series A warrant to purchase 1 share of common stock. Each Series A warrant has an exercise price of $2.00 per share, exercisable immediately from the date of issuance and expires 5 years from the date of issuance. Each Series B warrant has an exercise price of $0.01 per share, exercisable immediately from the date of issuance and expires 20 years from the date of issuance. The net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. During the year ended December 31, 2018, we issued an aggregate of 6,242,811 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $62 thousand. There are no outstanding Series B warrants as of December 31, 2018. During the year ended December 31, 2018, we issued an aggregate of 34,500 shares of common stock upon the exercise of Series A warrants for aggregate proceeds of $69 thousand.

In September 2018, we entered into an Amendment to Warrant Agency Agreement and Warrants, or the Ladenburg Warrant Amendment, with Continental Stock Transfer & Trust Company,  or Continental, that amends the Warrant Agency Agreement, by and between us and Continental, as Warrant Agent, dated June 25, 2018, and the Series A Common Stock Purchase Warrant, and the Series B Pre-Funded Common Stock Purchase Warrant both dated June 25, 2018, and we refer to the Series A and Series B Warrant collectively as the 2018 Warrants. See Notes 9, 10 and 12 to our Consolidated Financial Statements for more information about the Ladenburg Warrant Amendment.

In January 2018, we entered into a purchase and a registration rights agreement with Lincoln Park Capital Fund, LLC, which we refer to as Lincoln Park, under which we have the right to sell up to $15 million in shares of our common stock to Lincoln Park over a 24-month period, subject to certain limitations and conditions set forth in the purchase agreement and registration rights agreement. On May 30, 2018 at our Annual Meeting of Stockholders, our stockholders approved an increase to the number of shares of common stock available for issuance and sale by us to Lincoln Park, including our prior issuances and sales of shares of common stock to Lincoln Park since January 2018, up to 1,200,000 shares of common stock. In accordance with the terms of the purchase agreement, at the time we signed the purchase agreement and the registration rights agreement, we issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital as of December 31, 2018. During the year ended December 31, 2018 we sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs.

On August 10, 2017, we entered into exchange agreements with certain holders of warrants dated May 9, 2014, which we refer to as the 2014 Warrants. Pursuant to the exchange agreements, certain of the 2014 Warrants were exchanged for shares of common stock equivalent to 3.5 times the number of shares of common stock issuable to such holders upon exercise, at the $96.75 exercise price under the warrants as of the date of the exchanges. We issued an aggregate of 80,857 shares of common stock to the participating warrant holders in exchange for their 2014 Warrants for the purchase of an aggregate of 23,102 shares of common stock. We subsequently cancelled and terminated those 2014 Warrants exchanged in this transaction. Following the warrant exchange, there were additional 2014 Warrants to purchase shares of common stock that remained outstanding, which we refer to as the Outstanding 2014 Warrants. As a result of our issuance of common stock in exchange for certain of the 2014 Warrants, the exercise price of the Outstanding 2014 Warrants was adjusted downwards from $96.75 per share to $20.75 per share and additional warrants were issued such that the Outstanding 2014 Warrants were exercisable for an aggregate of 1,941 shares of common stock. The Outstanding 2014 Warrants were subject to further adjustment in the event of sales of our common stock at a price per share less than the exercise price of the Outstanding 2014 Warrants then in effect (or securities convertible or exercisable into common stock at a conversion or exercise price less than the exercise price then in effect). In the fourth quarter of 2017, we entered into warrant cancellation agreements with certain remaining holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $40 thousand.  During the year ended December 31, 2018, we entered into warrant cancellation agreements with certain remaining holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $14 thousand. As of December 31, 2018, the remaining Outstanding 2014 Warrants were exercisable for an aggregate of 307 shares of common stock.

In May 2018, we entered into the Warrant Amendment, (as defined in Note 10 in the accompanying notes to our Consolidated Financial Statements in Item 8 of this report), which removed provisions that had previously precluded equity classification treatment of the 2014 Warrants on our balance sheet. The fair value of the amended 2014 Warrants was re-measured immediately prior to the date of amendment with changes in fair value recorded as a loss of $1 thousand in the consolidated statement of operations and $1 thousand was reclassified to equity.

Facility Changes

In May 2018, we assigned our commercial lease for 26,342 square feet in Cambridge, Massachusetts to a third party, who assumed from us all of our remaining rights and obligations under the lease (the “Cambridge Lease Assignment”).  Concurrently with the lease assignment, we entered into a sublease for 5,104 square feet of the originally leased space. The sublease ends on October 31, 2023 and contains rent holidays and rent escalation clauses. In order to obtain the consent of our lender for these facility changes and the sale of certain assets, we repaid $300 thousand of principal on our loan and recorded an impairment charge of $48 thousand on abandoned fixed assets and leasehold improvements. For more information, see Note 7 and Note 15 to the notes to our Consolidated Financial Statements in Item 8 of this report.

In August 2017, we announced a reduction in our workforce of approximately 39%. All affected employees received severance pay and outplacement assistance. As a result of the reduction in force and associated costs, we estimated savings of approximately $7.3 million in annual operating expenses, with one-time severance and related costs of $857 thousand. Of these one-time severance and related costs, approximately $509 thousand was paid through December 31, 2017 and the remaining $348 thousand was paid as of December 31, 2018.

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

Net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, and working capital requirements. Net cash used in operating activities for the year ended December 31, 2018 was $12.3 million compared to $19.7 million for the year ended December 31, 2017. The change in net cash used in operating activities for the year ended December 31, 2018 as compared to the same period in the prior year was primarily due to an decrease in our net loss of $3.3 million, an increase in the change in derivative loss of $10 million, a decrease in share-based compensation expense of $3.5 million, a decrease in the change in other assets of $1.3 million, a gain on lease assignment of $0.6 million and a decrease in depreciation and amortization expense of $0.3 million.

Net cash used in investing activities for the year ended December 31, 2018 was $65 thousand attributable to purchases of capital equipment. This compares to net cash from in investing activities for the year ended December 31, 2017 of $11.5 million attributable to sales of marketable securities of $19.8 million offset by purchases of marketable securities and capital equipment of $8.3 million and $65 thousand respectively.

Net cash provided by financing activities for the year ended December 31, 2018 was $15.9 million consisting primarily of $16.5 million in proceeds from the issuance of common stock associated with the June 2018 underwritten public offering and the Lincoln Park financing agreement, $0.1 million in proceeds from exercise of warrants offset by $0.8 million in loan repayments and $14 thousand for the repurchase of warrants. This compares to net cash of $0.4 million used in financing activities for the year ended December 31, 2017 consisting of proceeds from the exercises of stock options, exercises of warrants, and Employee Stock Purchase Plan issuances of $80 thousand. These proceeds were offset by the repayment of loan principal of $423 thousand and payment of $40 thousand due to repurchase of warrants.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Inflation and Changing Prices

We do not believe that inflation has had, or will have, a material impact on our operating costs and earnings.

Commitments

See Note 15, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10‑K for information regarding our commitments.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

SPECIAL NOTE

All share numbers and share prices presented in this Item 8 have been adjusted to reflect the 1‑for‑25 reverse stock split of the Company’s common stock effected on April 16, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

InVivo Therapeutics Holdings Corp. and Subsidiary

Cambridge, Massachusetts

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of InVivo Therapeutics Holdings Corp. and Subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts

April 1, 2019

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

	December 31,
	2018	2017

ASSETS:
Current assets:
Cash and cash equivalents	$16,660	$12,910
Restricted cash	4	361
Prepaid expenses and other current assets	461	535
Total current assets	17,125	13,806
Property, equipment and leasehold improvements, net	100	157
Restricted cash	110	—
Other assets	1,042	82
Total assets	$18,377	$14,045
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$815	$988
Loan payable, current portion	100	452
Derivative warrant liability	—	4
Deferred rent, current portion	—	30
Accrued expenses	1,290	1,638
Total current liabilities	2,205	3,112
Loan payable, net of current portion	—	400
Deferred rent, net of current portion	—	367
Other liabilities	61	56
Total liabilities	2,266	3,935
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 25,000,000 shares; 9,309,255 shares issued and outstanding at December 31, 2018; 1,370,992 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	223,440	194,016
Accumulated deficit	(207,330)	(183,907)
Total stockholders’ equity	16,111	10,110
Total liabilities and stockholders’ equity	$18,377	$14,045

See notes to the consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

	Year Ended December 31,
	2018	2017
Operating expenses:
Research and development	$4,931	$11,083
General and administrative	7,836	13,510
Total operating expenses	12,767	24,593
Operating loss	(12,767)	(24,593)
Other income / (expense):
Interest income / (expense), net	206	115
Other income	1,303	—
Derivatives (loss)	(12,165)	(2,267)
Other income / (expense), net	(10,656)	(2,152)
Net loss	$(23,423)	$(26,745)
Net loss per share, basic and diluted	$(4.69)	$(20.29)
Weighted average number of common shares outstanding, basic and diluted	4,990,089	1,318,003
Other comprehensive loss:
Net loss	$(23,423)	$(26,745)
Other comprehensive loss:
Unrealized gain / (loss) on marketable securities	—	—
Comprehensive loss	$(23,423)	$(26,745)

See notes to the consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2016	1,281,763	$1	$185,955	$(157,007)	$28,949
Cumulative adjustment on adoption of ASU 2016-09	—	—	155	(155)	—
Share-based compensation expense	—	—	4,106	—	4,106
Issuance of common stock on warrant exchange	80,857	—	3,537	—	3,537
Issuance of common stock for services	14	—	—	—	—
Issuance of common stock upon exercise of warrants	139	—	3	—	3
Issuance of common stock upon exercise of stock options	3,576	—	26	—	26
Issuance of common stock under ESPP	710	—	51	—	51
Issuance of common stock to 401(k) plan	3,933	—	183	—	183
Net loss	—	—	—	(26,745)	(26,745)
Balance as of December 31, 2017	1,370,992	1	194,016	(183,907)	10,110
Share-based compensation expense	—		618		618
Fair value of derivative warrant liability reclassified to additional paid-in capital	—	—	25,327	—	25,327
Issuance of common stock upon vesting of restricted stock units	4,250	—	—	—	—
Issuance of common stock upon exercise of warrants	6,277,311	—	131	—	131
Issuance of common stock under ESPP	1,133	—	4	—	4
Fractional shares issued due to reverse stock split	2,733	—	—	—	—
Issuance of common stock to 401(k) plan	440	—	6	—	6
Issuance of common stock in public offering	1,652,396	—	3,338	—	3,338
Net Loss	—	—	—	(23,423)	(23,423)
Balance as of December 31, 2018	9,309,255	$1	$223,440	$(207,330)	$16,111

See notes to the consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(23,423)	$(26,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	395
Loss on impairment of fixed assets	48	41
Derivatives loss	12,165	2,267
Non-cash interest expense	—	5
Common stock issued to 401(k) plan	6	183
Gain on lease assignment	(603)	—
Share-based compensation expense	618	4,106
Non-cash investment (income) expense, net	3	—
Changes in operating assets and liabilities:
Prepaid expenses	77	(89)
Other assets	(985)	321
Accounts payable	(173)	(23)
Accrued expenses and other liabilities	(136)	(144)
Net cash used in operating activities	(12,312)	(19,683)
Cash flows from investing activities:
Purchases of marketable securities	—	(8,256)
Sales of marketable securities	—	19,833
Purchases of property and equipment	(65)	(65)
Net cash (used in) provided by investing activities	(65)	11,512
Cash flows from financing activities:
Proceeds from exercise of stock options	—	26
Proceeds from issuance of stock under ESPP	4	51
Proceeds from exercise of warrants	131	3
Repayment of loan payable	(752)	(423)
Repurchase of warrants	(14)	(40)
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	16,511	—
Net cash provided by (used in) financing activities	15,880	(383)
Increase (decrease) in cash and cash equivalents and restricted cash	3,503	(8,554)
Cash, cash equivalents and restricted cash at beginning of period	13,271	21,825
Cash, cash equivalents and restricted cash at end of period	$16,774	$13,271
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$44	$71
Cash paid for taxes	$18	$—
Non-cash issuance of common stock for warrants	$287	$3,537
Reclassification of derivative warrant liability to additional paid-in capital	$25,327	$—

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At December 31, 2018, the Company has consolidated cash and cash equivalents of $16.7 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements.

Going Concern

The Company’s financial statements as of December 31, 2018 were prepared under the assumption that the Company will continue as a going concern. At December 31, 2018, the Company had cash and cash equivalents of $16.7 million. Given the Company’s development plans, the Company estimates cash resources will be sufficient to fund its operations into the first quarter of 2020. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of the Company’s existing resources.

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

Cash and cash equivalents

The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within 3 months from date of purchase to be cash equivalents.

At December 31, 2018 and 2017, cash equivalents were comprised of money market funds and other short-term investments.

Cash and cash equivalents consist of the following:

	December 31,	December 31,
(In thousands)	2018	2017
Cash	$(83)	$23
Money market funds	16,743	12,887
Total cash and cash equivalents	$16,660	$12,910

Restricted cash

Restricted cash as of December 31, 2018 was $114 thousand and included a $50 thousand security deposit related to the Company’s credit card account, $4 thousand related to 401(k) reserve account and a $60 thousand standby letter of credit in favor of a landlord (see Note 15).

Restricted cash as of December 31, 2017 was $361 thousand and included a $50 thousand security deposit related to the Company’s credit card account and a $311 thousand standby letter of credit in favor of a landlord (see Note 15).

Financial instruments

The carrying amounts reported in the Company’s consolidated balance sheets for cash, cash equivalents and accounts payable approximate fair value based on the short‑term nature of these instruments. The carrying value of the loan payable approximates fair value due to market terms.

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

Research and development expenses

Costs incurred for research and development are expensed as incurred. Certain agreements require the Company to make pre-payments for CRO services. As of December 31, 2018, the Company had $1.3 million in prepayments for CRO services of which $290 thousand is included in prepaid and other current asset balance on the balance sheet and the remaining $996 thousand is included within the other long term assets balance on the balance sheet.

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

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally 1 operating segment, which is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries. As of December 31, 2018, and 2017, all of the Company’s assets were located in 1 location in the United States.

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

Tax positions not deemed to meet a more‑likely‑than‑not threshold would be recorded as a tax expense in the current year. There were no material uncertain tax positions that required accrual or disclosure to the financial statements as of December 31, 2018 or 2017. Tax years subsequent to 2014 remain open to examination by U.S. federal and state tax authorities.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a 1-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings.  On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

At December 31, 2018, the Company had completed its accounting for the tax effects of enactment of the Act, including the effects on its existing deferred tax balances, and the corresponding valuation allowance and the 1-time transition tax. For the year ended December 31, 2018, the Company recognized no transition tax, remeasured deferred taxes, and its reassessment of uncertain tax positions and valuation allowances.

Impairment of long‑lived assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long‑lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than an asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying value of the asset may not be recoverable. On May 3, 2018, the Company assigned the Cambridge Lease (as defined in Note 15)

to a third party who assumed all of the Company’s remaining rights and obligations under the Cambridge Lease and as a result recorded an impairment charge of $48 thousand. On August 28, 2017, the Company implemented a strategic restructuring and as a result recorded an impairment charge of $41 thousand (see Note 3).

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

For the year ended December 31, 2018 and 2017, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	December 31,
	2018	2017
Warrants	7,673,130	86,646
Stock options	54,849	134,770
Unvested restricted stock units	10,250	20,000
Total potentially dilutive securities	7,738,229	241,416

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to provide updated guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016- 10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May

2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration, and the presentation of sales and other similar taxes collected from customers. Collectively, these standards are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted ASU 2014-09 on January 1, 2018, and it did not have any impact on the financial position, results of operations or disclosures as the Company currently does not generate any revenue.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. The FASB has subsequently issued amendments to the guidance, including the addition of an optional transition method and provided clarifications to address potential narrow-scope implementation issues. The adoption of ASU 2016-02 will result in an increase to the Company’s consolidated balance sheets for right-of-use assets and lease liabilities. The Company adopted ASU 2016- 02 effective January 1, 2019 and elected the optional transition method for adoption. The Company also took advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed it to carryforward historical lease classifications. The Company also elected to keep leases with an initial term of 12 months or less off of the balance sheet as a policy election and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Based on our current lease portfolio, the Company estimates that the adoption of this standard will result in approximately $1.5 million of additional assets and liabilities being reflected on our consolidated balance sheets on January 1, 2019; however, there will not be a material impact to its consolidated statement of operations or cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) (“ASU No 2016-18”). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU No. 2016-

18 in the first quarter of 2018 and applied the guidance retrospectively to the prior period consolidated statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31,	December 31,
(In thousands)	2018	2017
Cash and cash equivalents	$16,660	$12,910
Restricted cash included in current assets	4	361
Restricted cash included in other non-current assets	110	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$16,774	$13,271

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update relates to the impacts of the tax legislation commonly referred to as the Tax Reform Act. The guidance permits the reclassification of certain income tax effects of the Tax Reform Act from other comprehensive income to retained earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those reporting periods. Early adoption is permitted. Entities may adopt the guidance using 1 of 2 transition methods; retrospective to each period (or periods) in which the income tax effects of the Tax Reform Act related to the items remaining in other comprehensive income are recognized or at the beginning of the period of adoption. The Company is currently evaluating the impact that the guidance may have on its consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect the adoption of this Accounting Standard to have a material effect on its consolidated financial statements.

In July 2018, the FASB issued Accounting Standards Update No. 2018-09, Codification Improvements which clarifies, corrects errors in, and makes improvements to several Codification Topics, including to:

•	Clarify when excess tax benefits should be recognized for share-based compensation awards
•	Remove inconsistent guidance in income tax accounting for business combinations
•	Clarify the circumstances when derivatives may be offset
•	Clarify the measurement of liability or equity-classified financial instruments when an identical asset is held as an asset
•	Allow portfolios of financial instruments and nonfinancial instruments accounted for as derivatives to use the portfolio exception to valuation

The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this Update do not require transition guidance and will be effective upon issuance of this Update. However, many of the amendments in this Update do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact that the guidance may have on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement which improves the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. The Company does not expect the adoption of this Accounting Standard to have a material effect on its consolidated financial statements.

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

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

(In thousands)	2018	2017
Computer software and hardware	$131	$241
Research and lab equipment	508	508
Leasehold improvements	66	431
Office equipment	—	796
Property and equipment	705	1,976
Less accumulated depreciation and amortization	(605)	(1,819)
Property and equipment, net	$100	$157

Depreciation expense for the years ended December 31, 2018 and 2017, was $74 thousand, and $377 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

On May 3, 2018, the Company assigned the Cambridge Lease to a third party who assumed all of the Company’s remaining rights and obligations under the Cambridge Lease and as a result wrote off $1.3 million of fully depreciated assets and also recorded an impairment loss of $48 thousand related to certain fixed assets in connection with the reassignment.

On August 28, 2017, the Company implemented a strategic restructuring and as a result wrote off $1.8 million of fully depreciated assets and also recorded an impairment loss of $41 thousand related to certain fixed assets in connection with the restructuring.

4. INTANGIBLE ASSETS

Intangible assets, included in “other assets,” consisted of patent licensing fees paid to license intellectual property (see Note 14).  The Company is amortizing the license fee as a research and development expense over the 15– year term of the license.

(In thousands)	2018	2017
Patent licensing fee	$200	$200
Accumulated amortization	(156)	(139)
Intangible assets, net	$44	$61

For each of the years ended December 31, 2018 and 2017, the amortization expense was $17 thousand. Amortization expense is expected to be $17 thousand per year for 2019 and 2020 and $10 thousand in 2021.

5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2018	2017
Severance and restructuring	$517	$1,160
Compensation	489	196
Clinical	73	52
Legal	35	68
Other accrued expenses	176	162
Total accrued expenses	$1,290	$1,638

6. FAIR VALUES OF ASSETS AND LIABILITIES

The Company groups its assets and liabilities generally measured at fair value in 3 levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$16,743	$—	$—	$16,743

	At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$12,887	$—	$—	$12,887
Derivative warrant liability	$—	$4	$—	$4

7. LOAN PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”). The loan agreement provided the Company with a $2.0 million line of credit from the Commonwealth of Massachusetts’s Emerging Technology fund, with $200 thousand designated to be used for working capital purposes and the remainder to be used for the purchase of capital equipment. The annual interest rate on the loan is fixed at 6.5% with interest-only payments for the first 30 months, commencing on November 1, 2012, and then equal interest and principal payments over the next 54 months, until the final maturity of the loan on October 5, 2019. Commencing on May 1, 2015, equal monthly principal payments of $41 thousand are due until loan maturity.

In May 2018, in order to obtain the consent of MassDev for facility changes, including the assignment of the Cambridge Lease, and the sale of certain assets, the Company paid down $300 thousand of principal on the MassDev loan. As of December 31, 2018, $100 thousand in principal payments will be due in the next 3 months. In October 2012, as part of the agreement, the Company issued MassDev a warrant for the purchase of 362 shares of the Company’s common stock of which 243 shares remaining outstanding at December 31, 2018. The warrant has a 7-year term and is exercisable at $166 per share. The fair value of the warrant was determined to be $32 thousand and is being amortized through interest expense over the life of the note. For the years ended December 31, 2018 and 2017, the expense was $7 thousand and $5 thousand respectively, and was included in interest expense in the Company’s consolidated statements of operations. The equipment line of credit is secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan was $43 thousand and $71 thousand for the years ended December 31, 2018 and 2017, respectively.

At December 31, loans payable consisted of the following:

	December 31,
(In thousands)	2018	2017
MassDev Loan	$100	$852
Less: current portion	(100)	(452)
Notes Payable long-term portion	$—	$400

8. INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded as the Company has incurred a net loss for all of the periods presented and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2018, the Company had U.S. federal and Massachusetts net operating loss carryforwards of $128.9 million and $120.8 million, respectively, of which $117.3 million of federal carryforwards will expire in varying amounts beginning in 2026 and $11.6 million carry forward indefinitely.  Massachusetts net operating losses begin to expire in 2029. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has completed several financings since its inception, which may have resulted in a change in ownership, or could result in a change in ownership in the future, but has not yet completed an analysis of whether an ownership change limitation exists. The Company will complete an appropriate analysis before its tax attributes are utilized. The Company also had federal and state research and development tax credits of $1.2 million and $258 thousand respectively, at December 31, 2018, which will begin to expire in 2022 unless previously utilized.

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a 1-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Act, including the effects on our existing deferred tax balances, the corresponding valuation allowance and the 1- time transition tax. For the year ended December 31, 2018, the Company recognized no transition tax, have remeasured deferred taxes, and our reassessment of uncertain tax positions and valuation allowances.

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
(In thousands)	2018	2017
Net operating loss carryforward	$34,846	$31,533
Research and development credit carryforward	1,390	1,173
Stock-based compensation	2,300	2,828
Depreciation and amortization	11	71
Accrued expenses	136	357
Charitable contributions	—	27
Subtotal	38,683	35,989
Valuation allowance	(38,683)	(35,989)
Net deferred taxes	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been provided. During the year ending December 31, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  As part of the adoption, the Company recorded through retained earnings additional deferred tax assets of $642 thousand related to previously unrecognized tax losses with an equal and offsetting adjustment to the Company's valuation allowance.  The net impact of the adoption on the Company's deferred tax assets was $0. In the years ended December 31, 2018 and 2017, the valuation allowance increased by $2.7 million and decreased by $7.9 million, respectively.

The Company has no uncertain tax positions at December 31, 2018 and 2017 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of uncertain tax positions over the next 12 months. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differ from the same benefits computed using the Company’s effective tax rate primarily due to the following:

	December 31,
	2018	2017
Statutory rate	(21.0)%	(34.0)%
State taxes, net of benefit	(2.9)%	(4.7)%
Permanent differences:
Derivative losses	10.9%	2.9%
Other	0.4%	1.1%
Research and development tax credit	(0.8)%	(0.2)%
Other	1.9%	1.4%
Adoption of ASU 2016-09	—%	7.4%
Increase / (decrease) in valuation reserve	11.5%	(32.0)%
Change in federal tax rate	—%	58.1%
Effective tax rate	0.0%	0.0%

9. COMMON STOCK

In May 2018, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 4,000,000 to 25,000,000 shares of common stock. As of December 31, 2018, and 2017, 9,309,255, and 1,370,992 shares were issued and outstanding respectively.

In June 2018, the Company closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of 1 share of its common stock, par value $0.00001 per share and 1 Series A warrant to purchase 1 share of common stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of 1 pre-funded Series B Warrant and 1 Series A warrant to purchase 1 share of common stock. Each Series A warrant has an exercise price of $2.00 per share, exercisable immediately from the date of issuance and expires 5 years from the date of issuance. Each Series B warrant has an exercise price of $0.01 per share, exercisable immediately from the date of issuance and expires 20 years from the date of issuance. The net proceeds to the Company, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. In September 2018, the Company entered into an Amendment to Warrant Agency Agreement and Warrants (the “Ladenburg Warrant Amendment”) with Continental Stock Transfer & Trust Company (“Continental”) that amends the Warrant Agency Agreement, by and between the Company and Continental, as Warrant Agent, dated June 25, 2018, and the Series A Common Stock Purchase Warrant, and the Series B Pre-Funded Common Stock Purchase Warrant both dated June 25, 2018 (the Series A and Series B Warrant, collectively the “2018 Warrants”). The Ladenburg Warrant Amendment adds a provision to each of the warrants that allows the Company or a successor entity whose stock is not listed on a trading market to, in connection with a Fundamental Transaction (as such term is defined in the 2018 Warrants) that is not within the Company’s control, purchase the warrant from the holder, at the holder’s option, by paying the same form of consideration in the same proportion that is offered to the holders of the Company’s common stock in connection with the Fundamental Transaction, including cash, stock, any combination thereof and any choice of consideration thereof,  in an amount equal to the Black-Sholes Value of the remaining unexercised portion of the Warrant on the consummation date of the Fundamental Transaction. As a result of the amendment, the Company reassessed the warrant classification and concluded that the warrants qualified for equity classification. The fair value of the amended 2018 Warrants was re-measured immediately prior to the date of the Ladenburg Warrant Amendment with changes in fair value recorded as a loss of $764 thousand in the Company’s consolidated statement of operations and $14.7 million was reclassified to equity. During the year ended December 31, 2018, the Company issued an aggregate of 6,242,811 and 34,500 shares of common stock upon the exercise of Series B and Series A warrants respectively for aggregate proceeds of $131 thousand. The Company reclassified $10.6 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises.

In January 2018, the Company entered into a purchase and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which it has the right to sell up to $15 million, in shares of its common stock, $0.00001 par value per share, to Lincoln Park over a 24 month period, subject to certain limitations and conditions set forth in the purchase agreement and registration rights agreement. On May 30, 2018 the Company’s stockholders approved to increase the issuance and sale by the Company to Lincoln Park, including the Company’s prior issuances and sales of shares of common stock to Lincoln Park since January 2018, of up to 1,200,000 shares of common stock. In accordance with the terms of the purchase agreement, at the time the Company signed the purchase agreement and the registration rights agreement, it issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the purchase agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital as of December 31, 2018. During the year ended December 31, 2018 the Company sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs.

In May 2018, the Company’s Board of Directors approved to increase the number of shares of Common Stock reserved under the 401(k) Plan by 4,000 shares, bringing the aggregate number of shares of Common Stock eligible for distribution pursuant to the 401(k) Plan as of that date to 4,100 shares. In the second quarter of 2018, the Company revised its 401(k) matching policy to move from share matching to cash-based matching. During the year ended December 31, 2018, the Company issued an aggregate of 440 shares of common stock with a fair value of $6 thousand to the Company’s 401(k) plan as a matching contribution. The Company contributed $44 thousand in matching cash contributions to employee 401(k) accounts during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company issued an aggregate of 1,133 shares of common stock under the Company’s Employee Stock Purchase Plan (the “ESPP”) and received cash proceeds of $4 thousand.

As part of the adjustment to reflect the Company’s 1-for-25 reverse stock split on its common stock on April 16, 2018, the Company issued 2,733 shares of common stock to account for the fractional roundup of shareholders.

During the year ended December 31, 2018, the Company issued an aggregate of 4,250 shares of common stock upon vesting of restricted stock units.

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

Common Stock Reserves

As of December 31, 2018, the Company had the following reserves established for the future issuance of common stock as follows:

Reserves for the exercise of warrants	7,673,130
Reserves for the exercise of stock options	54,849
Reserves for the vesting of restricted stock units	10,250
Total Reserves	7,738,229

10. DERIVATIVE INSTRUMENTS

The warrants issued in connection with the Company’s 2018 underwritten public offering had provisions that precluded the Company from classifying them as equity instruments (See Note 12). Accordingly, these warrants had been accounted for as derivative warrant liabilities. The Company used the Black-Scholes model and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for these warrants.

At inception, the fair value of the Series B pre-funded warrants was estimated at $11.5 million using a Black-Scholes model with the following assumptions: expected volatility of 202.51%, risk free interest rate of 2.95%, expected life of 20 years and no dividends.

At inception, the fair value of the Series A warrants was estimated at $13.7 million using a Black-Scholes model with the following assumptions: expected volatility of 202.51%, risk free interest rate of 2.75%, expected life of 5 years and no dividends.

The Company allocated $13.2 million of the net proceeds to record the relative fair value of the warrant liability, with the remaining amount of $287 thousand recorded to permanent equity. The Company subsequently recorded the fair value of the warrant liability at $25.2 million with the loss of $12 million being recorded as a derivative loss on the Company’s consolidated statement of operations and comprehensive loss during the second quarter of 2018.

In September 2018, the Company entered into the Ladenburg Warrant Amendment. As a result of the amendment, the Company reassessed the warrant classification and concluded that the warrants qualified for equity classification. The fair value of the amended 2018 Warrants was re-measured immediately prior to the date of the Ladenburg Warrant Amendment with changes in fair value recorded as a loss of $764 thousand in the Company’s consolidated statement of operations and $14.7 million was reclassified to equity.

During the year ended December 31, 2018, the Company issued an aggregate of 6,242,811 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $62 thousand. There are no outstanding Series B warrants as of December 31, 2018. During the year ended December 31, 2018, the Company issued an aggregate of 34,500 shares of common stock upon the exercise of Series A warrants for aggregate proceeds of $69 thousand. The Company reclassified $10.6 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises.

The 2014 Warrants issued in connection with the Company’s May 2014 public offering had anti-dilution protection provisions and, under certain conditions, required the Company to automatically reprice the 2014 Warrants (See Note 12). Accordingly, the 2014 Warrants had been accounted for as derivative warrant liabilities. Through the date of the warrant exchange (see Note 12), the Company used the Binomial Lattice option pricing model and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for the 2014 Warrants considered to be derivative instruments.

In May 2018, the Company entered into the Warrant Amendment (as defined below), which removed provisions that had previously precluded equity classification treatment of the 2014 Warrants on the Company’s balance sheets. The fair value of the amended 2014 Warrants was re-measured immediately prior to the date of amendment with changes in fair value recorded as a loss of $1 thousand in the Company’s consolidated statement of operations and $1 thousand was reclassified to equity.

As of December 31, 2018, the Company did not have any liability classified warrants. As of December 31, 2017, the derivative warrant liability was insignificant and was included as a derivative warrant liability in current liabilities on the balance sheet. Changes in the fair value of the derivative financial instruments were recognized in the Company’s consolidated statement of operations as a derivative gain or loss.

The assumptions used principally in determining the fair value of the 2014 Warrants as of December 31, 2017 were as follows:

	2014 Warrants December 31,
	2017
Risk-free interest rate	1.91%
Expected dividend yield	—%
Contractual term	1.35	years
Expected volatility	82.37%

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.

The table below presents the changes in derivative warrant liability during years ended December 31, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2018	2017
Balance at beginning of year	$4	$1,314
Issuance of new warrants	13,172	—
Reduction in derivative liability due to exercise of warrants	(10,620)	—
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	(14,707)	—
Increase in derivative liability prior to warrant exchange	—	3,029
Reduction in derivative liability due to warrant exchange	—	(3,537)
Repurchase of warrants	(14)	(40)
Increase (decrease) in the fair value of warrants	12,165	(762)
Balance at end of year	$—	$4

11. STOCK OPTIONS

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. As of December 31, 2018, the total number of shares available to be issued under the 2015 Plan was 188,552 shares, consisting of 160,000 shares initially authorized under the 2015 Plan shares plus the 12,894 shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved the ESPP. The ESPP allows employees to buy company stock twice a year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 7,500 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of common stock on such date, (ii) 2,000 shares or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 50,000 shares. As of December 31, 2018, there were 7,923 shares reserved for issuance under the ESPP.

The 2015 ESPP is considered a compensatory plan with the related compensation cost recognized over each respective 6 month offering period. As of December 31, 2018, approximately $1 thousand of employee payroll deductions had been withheld since July 1, 2018, the commencement of the offering period, and are included in accrued expenses in the accompanying balance sheet. The compensation expense related to the ESPP for the years ended

December 31, 2018 and 2017 was $2 thousand and $14 thousand, respectively, and is included in stock-based compensation expense. In January 2019, 1,065 shares that were purchased as of December 31, 2018 were issued under the ESPP.

Share‑based compensation

For the years ended December 31, 2018 and 2017, the Company recorded stock‑based compensation expense of $618 thousand and $4.1 million, respectively, net of forfeitures, inclusive of the expense related to the ESPP.

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

The assumptions used principally in determining the fair value of options granted were as follows:

	December 31,	December 31,
	2018	2017
Risk-free interest rate	2.45 - 2.88%	1.69 - 2.36%
Expected dividend yield	0%	0%
Expected term (employee grants)	5.62 Years	6.22 Years
Expected volatility	104%	104%

A summary of option activity as of December 31, 2018 and 2017 and changes for the year then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2016	127,752	$188.00	6.93	$571
Granted	57,579	$98.50
Cancelled/Forfeited	(46,985)	$160.00
Exercised	(3,576)	$7.25
Outstanding at December 31, 2017	134,770	$164.29	7.14	$22
Granted	15,524	$4.97
Expired	(5,334)	$173.13
Cancelled/Forfeited	(90,111)	$175.00
Outstanding at December 31, 2018	54,849	$100.83	7.32	$—
Vested at December 31, 2018	32,522	$147.84	5.98	$—

The weighted average grant‑date fair value of options granted during the years ended December 31, 2018 and 2017 was $3.82 and $2.54 per share, respectively. The total fair value of options that vested in years ended December 31, 2018 and 2017, was $952 thousand and $3.8 million respectively. As of December 31, 2018, there was $253 thousand of total unrecognized compensation expense related to non‑vested share‑based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a remaining weighted-average period of 1.99 years at December 31, 2018.

Restricted Stock Units

The following table summarizes the restricted stock unit (“RSU”) activity under the 2015 Equity Incentive Plan for the years ended December 31, 2018 and 2017:

		Weighted-Average
	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2016	—	$—
Granted	23,800	26.50
Vested/Released	—	$—
Forfeited	(3,800)	$31.25
Unvested balance at December 31, 2017	20,000	$25.70
Granted	—	—
Vested/Released	(4,250)	$24.72
Forfeited	(5,500)	$31.25
Unvested balance at December 31, 2018	10,250	$23.13

For the year ended December 31, 2018, the Company recorded stock-based compensation expense of $88 thousand related to the time-based RSUs. As of December 31, 2018, total unrecognized compensation expense related to non-vested RSUs amounted to $223 thousand which the Company expects to recognize over a remaining weighted-average period of 2.68 years. All the RSU’s that remain unvested and outstanding at December 31, 2018 are subject to time-based vesting.

12. WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at December 31, 2018:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2012	Equity	243	$166.00	10/5/2019
2014	Equity	307	$11.75	5/9/2021
2016	Equity	85,869	$250.00	3/18/2021
2018	Equity	7,586,711	$2.00	6/25/2023
Total		7,673,130
Weighted average exercise price			$4.78
Weighted average life in years				4.46

In June 2018, the Company closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of 1 share of the Company’s common stock, par value $0.00001 per share and 1 Series A warrant to purchase 1 share of common stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of 1 pre-funded Series B Warrant, and 1 Series A warrant to purchase 1 share of common stock. Each Series A warrant has an exercise price of $2.00 per share, is exercisable immediately and expires 5 years from the date of issuance. Each Series B warrant has an exercise price of $0.01 per share, is exercisable immediately and will expire 20 years from the date of issuance (see Note 10). The net proceeds to the Company, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million.

At inception the 2014 Warrants and 2018 Warrants had provisions that precluded equity classification. Upon amendment, the Company assessed whether the warrants required accounting as derivatives and determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. See below for a further description of the warrant amendments.

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

During the year ended December 31, 2018 the Company entered into warrant cancellation agreements with certain holders of the Outstanding 2014 Warrants to cancel and terminate such warrants for total cash consideration of $14 thousand. As of December 31, 2018, the sole remaining Outstanding 2014 Warrants were exercisable for an aggregate of 307 shares of common stock.

Warrant Amendments

In May 2018, the Company entered into a warrant amendment agreement with the sole remaining holder of an Outstanding 2014 Warrant (the “Warrant Amendment”). The warrant holder received cash compensation of $19 thousand and a 2 year extension of warrant term in exchange for the removal of all anti-dilution provisions except those for stock splits, reverse splits or stock dividends. As a result of the amendment, the Company reclassified the remaining 2014 warrants valued at $1 thousand to stockholders’ equity (see Note 10).

In September 2018, the Company entered into the Ladenburg Warrant Amendment. As a result of the Ladenburg Warrant Amendment, the Company reclassified the 2018 Warrants valued at $14.7 million to stockholders’ equity (see Note 10).

13. EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “Plan”) covering all employees. Employees must be 21 years of age in order to participate in the Plan. Under the Plan, the Company has the option to make matching contributions. In the second quarter of 2018 the Company revised its 401(k)-matching policy to move from share matching to cash-based matching. For the year ended December 31, 2018, the Company made matching contributions in the form of cash and shares of the Company’s common stock. For the year ended December 31, 2017, the Company made matching contributions in the form of shares of the Company’s common stock only. For the years ended December 31, 2018 and 2017, the Company issued 440, and 3,933 shares of its common stock, respectively, with related fair values of $6 thousand and $183 thousand respectively, which were recorded as expense in the statement of operations.

14. INTELLECTUAL PROPERTY LICENSE

In July 2007, the Company entered into a worldwide exclusive license (the “BCH License”) for patents co-owned by Boston Children’s Hospital (“BCH”) and the Massachusetts Institute of Technology initially covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. During 2011, the BCH License was amended, and the Company obtained additional rights for use in the field of peripheral nerve injuries. The BCH License, as amended, has a 15‑year term, or as long as the life of the last expiring patent right thereunder, whichever is longer, unless terminated earlier by the licensor, under certain conditions as defined in the related license agreement. In connection with the BCH License, the Company paid an initial $75 thousand licensing fee and is required to pay certain annual maintenance fees, milestone payments and royalties. License fees are capitalized and the gross total at December 31, 2018 and 2017 was $200 thousand (see Note 4). The Company accounts for milestone payments, maintenance fees and royalties when they become due and payable. The Company did not pay any milestone payments for the year ended December 31, 2018. For the year ended December 31, 2017, the Company expensed milestone payments of $175 thousand.

15. COMMITMENTS AND CONTINGENCIES

Leases

On November 30, 2011, the Company entered into a commercial lease for 26,342 square feet of office, laboratory and manufacturing space in Cambridge, Massachusetts (as amended on September 17, 2012 and October 31, 2017, the “Cambridge Lease”). The term of the Cambridge Lease is 6 years and 3 months, with one 5‑year extension option. On August 21, 2017, the Company exercised its option for the 5-year extension on the Cambridge Lease. The 5- year renewal lease term commences on November 1, 2018 and ends on October 31, 2023. The terms of the Cambridge Lease require a standby letter of credit in the amount of $311 thousand.

On March 31, 2016, the Company entered into a short-term lease, to sub-lease 5,233 square feet of its facility (the “2016 Sublease”). The 2016 Sublease term was from April 1, 2016 through January 31, 2017. In connection with the 2016 Sublease, the Company received sublease income for the year ended December 31, 2017 of $26 thousand, which was recorded as an offset to rent expense.

On June 13, 2017, the Company entered into a new short-term lease, to sub-lease 5,233 square feet of its facility (the “Moderna Sublease”). The lease term was from July 1, 2017 through October 26, 2018. On June 19, 2017, the Company received a $55 thousand security deposit under the terms of the Moderna Sublease. In conjunction with the assignment of the Cambridge Lease on May 3, 2018 further described below, this security deposit was transferred to the third party that assumed the lease. In connection with the Moderna Sublease, the Company received sublease income of $112 thousand for the year ended December 31, 2018, which was recorded as an offset to rent expense.

On May 3, 2018, the Company assigned the Cambridge Lease to a third party who assumed all of the Company’s remaining rights and obligations under the Cambridge Lease including the Moderna Sublease. On the same date as the lease assignment, the Company entered into a sublease for 5,104 square feet of space, originally part of the Cambridge Lease, from the third party to which the Company assigned the Cambridge Lease (the “Current Cambridge Lease”). The Current Cambridge Lease commenced on May 3, 2018 and expires October 31, 2023 and contains rent holiday and rent escalation clauses. In connection with the Cambridge Lease Assignment and the Current Cambridge Lease, the $311 thousand standby letter of credit was terminated, and a new standby letter of credit was established for $40 thousand. On November 1, 2018, the standby letter of credit was increased to $60 thousand. The $55 thousand security deposit under the Moderna Sublease was transferred to the third party and $603 thousand of deferred rent was removed from the consolidated balance sheets as of June 30, 2018. The resulting gain was recorded within the consolidated statement of operations and comprehensive loss during the second quarter of 2018. The Company also wrote off certain furniture, fixtures and equipment (including laboratory equipment) and recorded an impairment charge of $48 thousand for the year ended December 31, 2018.

The Company recognizes rent expense on a straight-line basis over the term of the lease and records the difference between the amount charged to expense and the rent paid as prepaid rent or deferred rent liability. As of December 31, 2018, and December 31, 2017, the amount of prepaid rent was $17 thousand and $0, respectively. As of December 31, 2018, and December 31, 2017, the amount of deferred rent liability was $0 and $397 thousand, respectively

Pursuant to the terms of the non‑cancelable lease agreements in effect at December 31, 2018, the future minimum rent commitments are as follows:

(In thousands) Year Ended December 31,
2019	$243
2020	375
2021	386
2022	398
2023	339
Total	$1,741

Total rent expense for the years ended December 31, 2018 and 2017, including month‑to‑month leases, was $837 thousand, and $1.2 million, respectively.

Compensation Commitment

The Company entered into a compensation arrangement with an executive during September 2016 which provided for a future cash payment by the Company to the executive based on the February 13, 2017 stock price of the executive’s former employer. The award was earned over a period of 1 year. The expense related to the compensation arrangement was $174 thousand for the year ended December 31, 2017. As of December 31, 2018, there were no outstanding payments to the executive.

Lawsuits with Former Employee

In November 2013, the Company filed a lawsuit against Francis Reynolds, its former Chairman, Chief Executive Officer and Chief Financial Officer, in Middlesex Superior Court, Middlesex County, Massachusetts (InVivo Therapeutics Holdings Corp. v. Reynolds, Civil Action No. 13-5004). The complaint alleged breaches of fiduciary duties, breach of contract, conversion, misappropriation of corporate assets, unjust enrichment, and corporate waste, and seeks monetary damages and an accounting. The lawsuit involved approximately $500 thousand worth of personal and/or exorbitant expenses that the Company alleged Mr. Reynolds inappropriately caused it to pay while he was serving as the Company’s Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Company’s Board of Directors. On December 6, 2013, Mr. Reynolds answered the complaint, and filed counterclaims against the Company and the Company’s Board of Directors. The counterclaims alleged two counts of breach of contract, two counts of breach of the covenant of good faith and fair-dealing, and tortious interference with a contract, and sought monetary damages and a declaratory judgment. The counterclaims related to Mr. Reynolds’s allegations that the Company and the Company’s Board of Directors interfered with the performance of his duties under the terms of his employment agreement, and that Mr. Reynolds was entitled to additional shares upon the exercise of certain stock options that he did not receive. On January 9, 2014, the Company, along with the directors named in the counterclaims, filed the Company’s answer denying that Mr. Reynolds was entitled to any relief. On March 3, 2017, the counterclaim defendants filed a motion for summary judgement on all counterclaims asserted by Mr. Reynolds. On October 18, 2017, the Court allowed the motion for summary judgment in substantial part, and denied it in part. The Court, citing disputed issues of fact, declined to dismiss the counterclaims for breach of contract, breach of implied covenant of good faith and fair dealing, and declaratory judgment concerning Mr. Reynolds’ attempted exercise of certain stock options, which Mr. Reynolds claims is the equivalent of 47,864 shares of common stock, but dismissed all other claims asserted by Mr. Reynolds. In July 2018, the parties reported the case as settled to the Court.

Vendor Dispute

In July 2018, the Company entered into a settlement agreement with a former vendor under which the vendor agreed to pay the Company $1.2 million, of which the full amount has been paid and is included in other income on the statement of operations and other comprehensive loss.

16. RESTRUCTURING

In August 2017, the Company implemented a strategic restructuring. In conjunction with the strategic restructuring, the Company completed a reduction in force eliminating approximately 39% of its workforce.

The Company did not record any restructuring expenses for the year ended December 31, 2018. For the year ended December 31, 2017, the Company recorded $898 thousand in restructuring expenses, including employee severance benefits and related costs, as well as a write-off of certain fixed assets.

The following table summarizes the restructuring costs by category for the periods indicated:

	Year Ended December 31, 2017
(In thousands)	Cash	Non-Cash (1)	Total
Research and development	$669	$41	$710
General and administrative	188	—	188
Restructuring Costs	$857	$41	$898

(1) The non-cash restructuring expenses represent write-offs of certain fixed assets in connection with the restructuring. The write-offs were recorded as a charge to research and development expense on the statement of operations.

The following table summarizes the restructuring reserve for the periods indicated:

(In thousands)	December 31, 2018	December 31, 2017
Restructuring reserve beginning balance	$348	$—
Cash restructuring expenses incurred during the period	—	857
Amounts paid during the period	(348)	(509)
Restructuring reserve ending balance	$—	$348

17. RELATED PARTY TRANSACTIONS

In January 2017, the Company entered into a consulting agreement with Dr. Robert Langer, a member of the Company’s Scientific Advisory Board, who at the time of entering into the consulting agreement was a holder of over 5% of the Company’s common stock, for certain consulting services. Dr. Langer was one of the original co-founders of the Company. Pursuant to the terms of the agreement, the Company initially agreed to pay Dr. Langer $250 thousand per year in consulting fees, but that amount was reduced effective October 2017 to $100 thousand per year in consulting fees. For the years ended December 31, 2018 and 2017 the Company paid Dr. Langer $83 thousand and $204 thousand in consulting fees respectively.

Dr Langer holds less than 5% of the Company’s common stock as of December 31, 2018.

18. SUBSEQUENT EVENTS

In connection with the employment agreement for the Company's new Chief Finance Officer and Treasurer, the Company granted a non-statutory stock option to purchase up to 90,000 shares of the Company’s common stock, as an inducement grant outside of the Company’s 2015 Stock Incentive Plan pursuant to Nasdaq Listing Rule 5635(c)(4).

On March 1, 2019, the Company paid off the remaining outstanding MassDev loan payable amounts.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to deficiencies in internal control over financial reporting as discussed and defined in “Management’s Annual Report on Internal Control over Financial Reporting” referred to below.

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

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at December 31, 2018 because of the material weakness described below.

Based on the COSO criteria, management identified control deficiencies that constitute a material weakness. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely manner. Management has identified the following deficiencies in our internal control over financial reporting:

•

We did not perform a timely and ongoing entity-level risk assessment to identify and assess changes that could significantly impact the system of internal control over financial reporting. New risks arising from changes to certain of our systems, personnel and processes during the year were not identified, assessed and responded to in a timely manner. The lack of a timely and ongoing entity-level risk assessment constituted an internal control design deficiency, which resulted in more than a remote likelihood that a material error would not have been prevented or detected.

•

We did not follow appropriate system development lifecycle controls when implementing a new general ledger accounting system in July 2018. Furthermore, we did not conduct continuous risk assessments and monitoring activities, or adequately identify and analyze risks of financial misstatements due to error and/or fraud and, therefore we did not adequately identify and assess the changes that impacted the system of internal control. Additionally, we did not have adequate information technology general controls (“ITGCs”) in the areas of user access, change management, and computer operations over certain systems that support the financial reporting process. These deficiencies could result in occurrences of unmonitored access to certain applications, unsupervised changes being implemented, and an absence of information to enable us to implement adequate detective controls. These deficiencies may have adversely impacted the functionality of key applications, and the integrity of underlying data that supports the effectiveness of system-generated data and reports used in financial reporting.

•

We did not formally develop or perform evaluations to ascertain whether the components of internal control were present and functioning through the period ended September 30, 2018. This affected our ability to identify, evaluate and communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action, including senior management and the Board of Directors, as appropriate. The lack of timely evaluations of the components of internal control constituted an internal control design deficiency, which resulted in more than a remote likelihood that a material error would not have been prevented or detected.

We have not had sufficient time to fully remediate all the aforementioned deficiencies and therefore, some of the control deficiencies continued to exist as of December 31, 2018. We believe the control deficiencies described herein, when aggregated, represent a material weakness in our internal control over financial reporting at December 31, 2018 because such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of this assessment, we have therefore concluded that our internal controls over financial reporting were not effective at December 31, 2018.

Despite the existence of the material weakness described above, our consolidated financial statements are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

Other than as described above in “Management’s Annual Report on Internal Control over Financial Reporting,” there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation

We are currently taking actions to remediate the deficiencies in our internal controls over financial reporting and are implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned deficiencies. We are committed to remediating the deficiencies described above and developed and began remediation efforts during the year ended December 31, 2018 and will continue such for 2019. During the year ended December 31, 2018 and continuing into 2019, our internal control remediation efforts include the following:

•

In the three months ended December 31, 2018, we performed an entity-level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. We plan to make this a continuous process in 2019 and thereafter.

•

We are exploring opportunities to implement a new general ledger accounting system that would address some of the limitations inherent in the current general ledger accounting system. We intend to engage information technology and financial reporting personnel to perform a risk and control assessment of the new general ledger accounting system as part of the system selection process. In the interim, we will also design and identify sufficient compensating controls to address the limitations inherent with our existing general ledger accounting system. If we decide to forgo a new general ledger accounting system implementation, sufficient compensating controls will be performed indefinitely.

•

In December 2018, we engaged a third-party to perform an evaluation to ascertain whether the components of internal control were present and functioning throughout the three months ended December 31, 2018. We plan to make this a continuous process through 2019 to ensure that internal control deficiencies are evaluated and communicated in a timely manner to those parties responsible for taking corrective action, including senior management and the Board of Directors, as appropriate. The third-party will also assist management in designing and evaluating the ITGCs over all financially-significant systems.

We believe these actions will be effective in remediating the deficiencies described above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the deficiencies or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weakness described above will continue to exist.

Item 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2018 fiscal year under the heading “Corporate Governance”.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2018 fiscal year under the headings “Executive Compensation” and “Compensation Tables.”

Pay Ratio

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2018 fiscal year under the heading “Stock Ownership of Management and Principal Shareholders."

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information about shares of our common stock that may be issued under our existing equity compensation plan as of December 31, 2018, which consists of our 2007 Equity Incentive Plan, 2010 Equity Incentive Plan, 2015 Equity Incentive Plan, and Employee Stock Purchase Plan or other equity compensation plans not approved by security holders.

The inducement grant that was approved by our Board of Directors on December 17, 2018 and awarded to our new Chief Financial Officer is excluded from the table below, as the effective date of the grant was January 14, 2019. The terms and conditions of the plan include the terms and conditions of the Nonstatutory Stock Option Agreement included as Exhibit 10.32 of this Annual Report on Form 10-k.

	(a)		(c)
	Number of		Number of securities
	securities	(b)	remaining available
	to be issued upon	Weighted-average	for future issuance
	the exercise of	exercise price	under equity
	outstanding	of outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants	reflected in column
Plan Category	rights	and rights	(a)
Equity compensation plans approved by security holders	65,099	$84.96	188,552
Total	65,099	$84.96	188,552

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2018 fiscal year under the headings “Certain Relationships and Related Transactions” and "Corporate Governance".

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2018 fiscal year under the proposal heading “Ratification of Appointment of Independent Registered Public Accounting Firm”.

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

3.3

Certificate of Change Pursuant to NRS 78.209 filed with Nevada Secretary of State, dated April 13, 2018 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2018).

3.4

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

4.3	Form of Warrant of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 6, 2014).
4.4	Form of Warrant Agreement (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 3, 2016).
4.5	Form of Series A Warrant (incorporated by reference from Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018).
4.6	Form of Series B Warrant (incorporated by reference from Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018).

4.7

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

10.13

Second Amendment of Lease between InVivo Therapeutics Corporation and RB Kendall Fee, LLC, dated October 31, 2017 (incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 12, 2018).

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

10.16

Purchase Agreement, dated January 25, 2018, between InVivo Therapeutics Holdings Corp. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8- K, as filed with the SEC on January 26, 2018).

10.17

Registration Rights Agreement, dated January 25, 2018, between InVivo Therapeutics Holdings Corp. and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 26, 2018).

10.18*	InVivo Therapeutics Holdings Corp. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 16, 2015).
10.19*	InVivo Therapeutics Holdings Corp. 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 16, 2015).
10.20*

Consulting Agreement, dated June 29, 2017, by and between InVivo Therapeutics Holdings Corp. and Richard Toselli, M.D. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.21*

Letter Agreement, dated December 17, 2017, by and between Mark D. Perrin and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.22*

Employment Agreement, dated December 18, 2017, by and between Richard Toselli and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.23*

Consulting Agreement, dated January 3, 2018, by and between Mark D. Perrin and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.24*

Letter Agreement, dated March 7, 2018, by and between Pamela Stahl and InVivo Therapeutics Holdings Corp (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 12, 2018).

10.25*

Consulting Agreement, dated January 19, 2018, by and between Tamara L. Joseph and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.26

Form of Exchange Agreement, dated as of August 10, 2017, between InVivo Therapeutics Holdings Corp. and certain holders of warrants (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 10, 2017).

10.27

Assignment and Assumption of Lease and Consent at Landlord, dated May 3, 2018 by and among Shiseido Americas Corporation, ARE-MA Region No. 59 LLC and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018).

10.28

Sublease, dated May 3, 2018, by and between Shiseido Americas Corporation and InVivo Therapeutics Holdings Corp.(incorporated by reference from Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018).

10.29*

Letter Agreement, dated May 7, 2018, by and between Christopher McNulty and InVivo Therapeutics Holding Corp. (incorporated by reference from Exhibit 10.36 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018).

10.30*

Amendment to Employment Agreement, by and between InVivo Therapeutics Holdings Corp. and Richard Toselli, dated October 1, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 5, 2018).

10.31*

Employment Agreement, dated December 24, 2018, between the Company and Richard Christopher (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2019).

10.32*

Nonstatutory Stock Option Agreement, dated January 14, 2019, between the Company and Richard Christopher (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2019).

21.1	Subsidiaries of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on November 1, 2010).
23.1+	Consent of RSM US LLP
31.1+

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2+

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10‑K.

+ Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.
Date: April 1, 2019	By:	/s/ RICHARD TOSELLI, M.D
		Name:	Richard Toselli
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 1, 2019	By:	/s/ RICHARD CHRISTOPHER
		Name:	Richard Christopher
		Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Toselli M.D Richard Toselli	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019

/S/ Richard Christopher Richard Christopher	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 1, 2019

/s/ C. Ann Merrifield C. Ann Merrifield	Chair of the Board	April 1, 2019

/s/ Daniel R. Marshak Daniel R. Marshak	Director	April 1, 2019

/s/ Christina Morrison Christina Morrison	Director	April 1, 2019

/s/ Richard J. Roberts	Director	April 1, 2019
Richard J. Roberts