Form 10-Q
period 2019-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2019-05-10
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	NVIV	The Nasdaq Capital Market

As of May 3, 2019, 9,311,320 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	March 31,	December 31,
	2019	2018
ASSETS:
Current assets:
Cash and cash equivalents	$13,203	$16,660
Restricted cash	4	4
Prepaid expenses and other current assets	1,118	461
Total current assets	14,325	17,125
Property, equipment and leasehold improvements, net	89	100
Restricted cash - non current	110	110
Operating lease right-of-use assets	1,410	—
Other assets	1,037	1,042
Total assets	$16,971	$18,377
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$988	$815
Loan payable, current portion	—	100
Operating lease liabilities	208	—
Accrued expenses	893	1,290
Total current liabilities	2,089	2,205
Other liabilities	62	61
Operating lease liabilities - non current	1,276	—
Total liabilities	3,427	2,266
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 25,000,000 shares; 9,311,070 shares issued and outstanding at March 31, 2019; 9,309,255 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	223,508	223,440
Accumulated deficit	(209,965)	(207,330)
Total stockholders’ equity	13,544	16,111
Total liabilities and stockholders’ equity	$16,971	$18,377

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Research and development	$1,110	$1,398
General and administrative	1,668	3,434
Total operating expenses	2,778	4,832
Operating loss	(2,778)	(4,832)
Other income / (expense):
Interest income / (expense), net	99	18
Other income / (expense), net	44	42
Derivatives loss	—	(12)
Other income / (expense), net	143	48
Net loss	$(2,635)	$(4,784)
Net loss per share, basic and diluted	$(0.28)	$(3.34)
Weighted average number of common shares outstanding, basic and diluted	9,310,448	1,432,963

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three-Month Period Ended March 31, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	1,370,992	$1	$194,016	$(183,907)	$10,110
Share-based compensation expense	—	—	306	—	306
Issuance of common stock in public offering	190,664	—	2,682	—	2,682
Issuance of common stock under ESPP	188	—	3	—	3
Issuance of common stock to 401(k) plan	440	—	6	—	6
Net loss	—	—	—	(4,784)	(4,784)
Balance as of March 31, 2018	1,562,284	$1	$197,013	$(188,691)	$8,323

	Three-Month Period Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	9,309,255	$1	$223,440	$(207,330)	$16,111
Share-based compensation expense	—	—	67	—	67
Issuance of common stock upon vesting of restricted stock units	750	—	—	—	—
Issuance of common stock under ESPP	1,065	—	1	—	1
Net loss	—	—	—	(2,635)	(2,635)
Balance as of March 31, 2019	9,311,070	$1	$223,508	$(209,965)	$13,544

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 16, 2018)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,635)	$(4,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	40
Amortization of operating lease right-of-use assets	65	—
Loss on impairment of fixed assets	—	48
Derivatives loss	—	12
Non-cash interest expense	1	1
Gain on sale of asset	—	(25)
Common stock issued to 401(k) plan	—	6
Share-based compensation expense	67	306
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(674)	(443)
Accounts payable	173	240
Operating lease liability	26	—
Accrued expenses and other liabilities	(397)	906
Net cash used in operating activities	(3,358)	(3,693)
Cash flows from investing activities:
Disposals of property and equipment	—	25
Net cash provided by investing activities	—	25
Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	1	3
Repayment of loan payable	(100)	(110)
Repurchase of warrants	—	(14)
Proceeds from issuance of common stock, net of issuance costs	—	2,510
Net cash (used in) provided by financing activities	(99)	2,389
Decrease in cash and cash equivalents and restricted cash	(3,457)	(1,279)
Cash, cash equivalents and restricted cash at beginning of period	16,774	13,271
Cash, cash equivalents and restricted cash at end of period	$13,317	$11,992
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$1	$14
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$1,475	—
Non-cash issuance of common stock for warrants	$—	$287

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At March 31, 2019, the Company had cash and cash equivalents of $13.2 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements.

Going Concern

The Company’s consolidated financial statements as of March 31, 2019 were prepared under the assumption that the Company will continue as a going concern. At March 31, 2019, the Company had cash and cash equivalents of $13.2 million. Given the Company’s development plans, the Company estimates cash resources will be sufficient to fund its operations into the first quarter of 2020. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of the Company’s existing resources.

The Company’s ability to continue as a going concern depends on its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its audited consolidated financial statements, and it is likely that investors will lose all or part of their investment. If the Company seeks additional financing to fund its business activities in the future and there remains substantial doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to the Company on commercially reasonable terms or at all. Based on these factors, as of March 31, 2019, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

Reverse Stock Split

On April 16, 2018, the Company effected a reverse stock split of its common stock, par value $0.00001 per share (the “Common Stock”), at a ratio of 1-for-25. As a result of the reverse stock split, (i) every 25 shares of the issued and outstanding common stock were automatically converted into 1 newly issued and outstanding share of common stock, without any change in the par value per share; (ii) shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

agreements governing such securities, and (iii) the number of authorized shares of common stock outstanding was proportionally decreased.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these consolidated financial statements were adjusted, on a retroactive basis, to reflect this 1-for-25 reverse stock split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on April 1, 2019. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2019 and its results of operations and cash flows for the interim period presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. In January, July and December 2018, the FASB issued ASU No’s. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01, which were targeted improvements to ASU No. 2016-02 (collectively, with ASU No. 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new lease standard, and provided clarifications to address potential narrow-scope implementation issues. The Company adopted ASU 2016- 02 effective January 1, 2019 and elected the optional transition method for adoption. The Company also took advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed it to carryforward historical lease classifications. The Company also elected to keep leases with an initial term of 12 months or less off of the balance sheet as a policy election and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of the adoption date, the Company identified 1 operating lease arrangement in which it is a lessee.  The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $1.5 million and $1.5 million, respectively, on the Company’s balance sheet as of January 1, 2019. The adoption of the standard did not have a material effect on the Company’s statements of operations or statements of cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this guidance applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II of this guidance replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 was effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company adopted ASU 2017-11 on January 1, 2019, and it did not have any impact on the

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

financial position, results of operations or disclosures, as the Company currently does not hold any instruments that contain down round features.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU relates to the impacts of the tax legislation commonly referred to as the Tax Reform Act. The guidance permits the reclassification of certain income tax effects of the Tax Reform Act from other comprehensive income to retained earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance was effective for annual periods beginning after December 15, 2018, and interim periods within those reporting periods. Early adoption is permitted. Entities may adopt the guidance using 1 of 2 transition methods: retrospective to each period (or periods) in which the income tax effects of the Tax Reform Act related to the items remaining in other comprehensive income are recognized or at the beginning of the period of adoption. The Company adopted ASU 2018-02 on January 1, 2019 and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606). The Company adopted ASU 2018-07 on January 1, 2019 and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements which clarifies, corrects errors in, and makes improvements to several Codification Topics, including to:

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

The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and are effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company adopted ASU 2018-09 on January 1, 2019, and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU No. 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement which improves the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim consolidated financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted this release in the third quarter of 2018.

2.CASH AND CASH EQUIVALENTS

At March 31, 2019 and December 31, 2018, cash equivalents were comprised of money market funds and other short-term investments.

From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has not experienced any losses related to these balances. The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within 3 months from date of purchase to be cash equivalents. Management believes it is not exposed to significant credit risk.

Cash and cash equivalents consisted of the following:

	March 31,	December 31,
(In thousands)	2019	2018
Cash	$—	$(83)
Money market funds	13,203	16,743
Total cash and cash equivalents	$13,203	$16,660

3.RESTRICTED CASH

Restricted cash as of both March 31, 2019 and December 31, 2018 was $114 thousand. Restricted cash as of March 31, 2019 and December 31, 2018 included a $50 thousand security deposit related to the Company’s credit card account, $4 thousand related to 401(k) reserve account and a $60 thousand standby letter of credit in favor of a landlord (see Note 5).

4.FAIR VALUES OF ASSETS AND LIABILITIES

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$13,203	$—	$—	$13,203

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$16,743	$—	$—	$16,743

5.COMMITMENTS AND CONTINGENCIES

Operating Leases

On November 30, 2011, the Company entered into a commercial lease for 26,342 square feet of office, laboratory, and manufacturing space in Cambridge, Massachusetts (as amended on September 17, 2012 and October 31, 2017, the “Cambridge Lease”). The term of the Cambridge Lease was 6 years and 3 months, with one 5-year extension option. On August 21, 2017, the Company exercised its option for the 5-year extension on the Cambridge Lease. The 5-year renewal lease term was set to commence on November 1, 2018 and end on October 31, 2023. The terms of the Cambridge Lease required a standby letter of credit in the amount of $311 thousand.

On June 13, 2017, the Company entered into a new short-term lease, to sub-lease 5,233 square feet of its facility (the “Moderna Sublease”). The lease term was from July 1, 2017 through October 26, 2018. On June 19, 2017, the Company received a $55 thousand security deposit under the terms of the Moderna Sublease. In connection with the Moderna Sublease, the Company received sublease income of $82 thousand for the three month period ended March 31, 2018, which was recorded as an offset to rent expense. In conjunction with the assignment of the Cambridge Lease on May 3, 2018 further described below, this security deposit was transferred to the third party that assumed the lease. The Company did not record any sublease income associated with the Moderna Sublease during the three month period ended March 31, 2019.

On May 3, 2018, the Company assigned the Cambridge Lease to a third party who assumed all of the Company’s remaining rights and obligations under the Cambridge Lease including the Moderna Sublease. On the same date as the lease assignment, the Company entered into a sublease for 5,104 square feet of space, originally part of the Cambridge Lease, from the third party to which the Company assigned the Cambridge Lease (the “Current Cambridge Lease”). The Current Cambridge Lease commenced on May 3, 2018 and expires October 31, 2023 and contains rent holiday and rent escalation clauses. The Current Cambridge Lease does not contain any renewal options.

In connection with the assignment of the Cambridge Lease and the entry into the Current Cambridge Lease, the $311 thousand standby letter of credit was terminated, and a new standby letter of credit was established for $40 thousand. On November 1, 2018, the standby letter of credit was increased to $60 thousand. The $55 thousand security deposit under the Moderna Sublease was transferred to the third party and $603 thousand of deferred rent was removed from the consolidated balance sheets as of June 30, 2018. The resulting gain was recorded within the consolidated statement of operations and comprehensive loss during the second quarter of 2018. The Company also wrote off certain furniture, fixtures and equipment (including laboratory equipment) and recorded an impairment charge of $48 thousand for the year ended December 31, 2018.

Under the Current Cambridge Lease, the Company will be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

•

As the Company’s Current Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has estimated its incremental borrowing rate based on electing the remaining lease term as of the adoption date.

•

Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

•	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost (In thousands)	As of March 31, 2019
Operating lease cost	$91
Short-term lease cost	6
Total lease cost	$97

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—
Right-of-use assets obtained in exchange for operating lease liabilities	1,475
Weighted-average remaining lease term - operating leases	4.6 Years
Weighted-average discount rate - operating leases	7.0%

Maturities of lease liabilities due under the Company’s Current Cambridge Lease as of March 31, 2019 is as follows:

Leases (In thousands)	As of March 31, 2019
2019 (excluding the 3 months ended March 31, 2019)	$243
2020	375
2021	386
2022	397
2023	339
Thereafter	—
Total lease payments	1,740
Less: interest	(256)
Present value of lease liabilities	$1,484

Leases (In thousands)	Classification	As of March 31, 2019
Assets
Lease asset	Operating	$1,410
Total lease assets		$1,410

Liabilities
Current	Operating	$208
Non Current	Operating	1,276
Total lease liabilities		$1,484

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

Under ASC Topic 840, Leases (“ASC 840”), the Company recognized rent expense on a straight-line basis over the term of the lease and recorded the difference between the amount charged to expense and the rent paid as prepaid rent or deferred rent liability. As of December 31, 2018, the amount of prepaid rent was $17 thousand was subsequently reversed upon adoption of ASU No. 2016-02 on January 1, 2019.

Under ASC 840, rent expense related to the Company’s real estate lease charged to operations was approximately $407 thousand for the three months ended March 31, 2018.

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

6.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2019	2018
Severance and restructuring	$191	$517
Compensation	479	489
Clinical	37	73
Legal	67	35
Other accrued expenses	119	176
Total accrued expenses	$893	$1,290

7.LOAN PAYABLE

In October 2012, the Company entered into a loan agreement with the Massachusetts Development Finance Agency (“MassDev”). The loan agreement provided the Company with a $2.0 million line of credit from the Commonwealth of Massachusetts’ Emerging Technology Fund, with $200 thousand designated to be used for

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

working capital purposes and the remainder to be used for the purchase of capital equipment. The annual interest rate on the loan was fixed at 6.5% with interest-only payments for the first 30 months, commencing on November 1, 2012, and then equal installments of interest and principal over the next 54 months, until the final maturity of the loan in March 2019. Commencing on May 1, 2015, equal monthly payments of $41 thousand were due until loan maturity.

In May 2018, in order to obtain the consent of MassDev for facility changes, including the assignment of the Cambridge Lease, and the sale of certain assets, the Company paid down $300 thousand of principal on the MassDev loan. During the three month period ended March 31, 2019, the Company made principal loan payments of $100 thousand. As of March 31, 2019, there was no outstanding loan payable balance.

In October 2012, as part of the agreement, the Company issued MassDev a warrant for the purchase of 362 shares of the Company’s common stock of which 243 shares remain outstanding at March 31, 2019. The warrant has a 7-year term and is exercisable at $166 per share. The fair value of the warrant was determined to be $32 thousand and was amortized through interest expense over the life of the note. For each of the three months ended March 31, 2019 and 2018 the Company recorded $1 thousand in amortization expense. This amortization expense was included in interest expense in the Company’s consolidated statements of operations.

The equipment line of credit was secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the three month periods ended March 31, 2019 and 2018 was $1 thousand and $14 thousand, respectively.

8.COMMON STOCK

In May 2018, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized Common Stock from 4,000,000 to 25,000,000 shares.  As of March 31, 2019, and December 31, 2018, 9,311,070 and 9,309,255 shares were issued and outstanding respectively.

In June 2018, the Company closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of 1 share of the Company’s Common Stock and 1 Series A warrant to purchase 1 share of Common Stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of 1 pre-funded Series B Warrant, and 1 Series A warrant to purchase 1 share of Common Stock. Each Series A warrant has an exercise price of $2.00 per share, is exercisable immediately and expires 5 years from the date of issuance. Each Series B warrant has an exercise price of $0.01 per share, is exercisable immediately and will expire 20 years from the date of issuance (see Note 11). The net proceeds to the Company, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million (see Note 11). In September 2018, the Company entered into an Amendment to the Warrant Agency Agreement and Warrants (the “Ladenburg Warrant Amendment”) with Continental Stock Transfer & Trust Company (“Continental”) that amended the Warrant Agency Agreement, by and between the Company and Continental, as Warrant Agent, dated June 25, 2018, the Series A Common Stock Purchase Warrant, and the Series B Pre-Funded Common Stock Purchase Warrant, both dated June 25, 2018 (the Series A and Series B Warrant, collectively the “2018 Warrants”). The Ladenburg Warrant Amendment added a provision to each of the warrants that allowed the Company or a successor entity whose stock is not listed on a trading market to, in connection with a Fundamental Transaction (as such term is defined in the 2018 Warrants) that is not within the Company’s control, purchase the warrant from the holder, at the holder’s option, by paying the same form of consideration in the same proportion that is offered to the holders of the Company’s Common Stock in connection with the Fundamental Transaction, including cash, stock, any combination thereof and any choice of consideration thereof, in an amount equal to the Black-Sholes Value of the remaining unexercised portion of the Warrant on the consummation date of the Fundamental Transaction. The 2018 Warrants were initially classified as liabilities, as a result of the amendment, the Company reassessed the warrant classification and concluded that the warrants qualified for equity classification. The fair value of the amended 2018 Warrants was re-measured immediately prior to the date of the Ladenburg Warrant Amendment with changes in fair value recorded as a loss of $764

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

thousand in the Company’s consolidated statement of operations, and $14.7 million was reclassified to equity. During the year ended December 31, 2018, the Company issued an aggregate of 6,242,811 and 34,500 shares of Common Stock upon the exercise of Series B and Series A warrants, respectively for aggregate proceeds of $131 thousand. At the time of exercise, the Company reclassified $10.6 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises. There are no outstanding Series B warrants as of either March 31, 2019 or December 31, 2018. During the three months ended March 31, 2019, the Company did not issue any shares as a result of warrant exercise activity.

In January 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which it had the right to sell up to $15 million, in shares of our Common Stock, to Lincoln Park over a 24 month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018, the Company’s stockholders approved to increase the issuance and sale by the Company to Lincoln Park, including the Company’s prior issuances and sales of shares of Common Stock to Lincoln Park since January 2018, of up to 1,200,000 shares of Common Stock. In accordance with the terms of the Purchase Agreement, at the time the Company signed the Purchase Agreement and the RRA, it issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of the Company’s Common Stock under the Purchase Agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital as of December 31, 2018. During the year ended December 31, 2018, the Company sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs. During the three months ended March 31, 2019, the Company did not sell any shares to Lincoln Park. In May 2019, the Company terminated the Purchase Agreement with Lincoln Park.

In May 2018, the Company’s Board of Directors approved to increase the number of shares of Common Stock reserved under the 401(k) Plan by 4,000 shares, bringing the aggregate number of shares of Common Stock eligible for distribution pursuant to the 401(k) Plan as of that date to 4,100 shares. In the second quarter of 2018 the Company revised its 401(k)-matching policy to move from share matching to cash-based matching. During the year ended December 31, 2018, the Company issued an aggregate of 440 shares of Common Stock with a fair value of $6 thousand to the Company’s 401(k) plan as a matching contribution. During the three months ended March 31, 2019, the Company contributed $12 thousand in cash as a matching contributions to employee 401(k) accounts.

During the three months ended March 31, 2019, the Company did not issue any shares under the Company’s Employee Stock Purchase Plan (the “ESPP”). During the year ended December 31, 2018, the Company issued an aggregate of 1,133 shares of Common Stock under the ESPP and received cash proceeds of $4 thousand.

During the three months ended March 31, 2019 the Company issued an aggregate of 750 shares of Common Stock upon vesting of restricted stock units. During the year ended December 31, 2018, the Company issued an aggregate of 4,250 shares of Common Stock upon vesting of restricted stock units.

During the year ended December 31, 2018, as part of the adjustment to reflect the Company’s 1-for-25 reverse stock split on its Common Stock on April 16, 2018, the Company issued 2,733 shares of Common Stock to account for the fractional roundup of shareholders.

9.STOCK-BASED COMPENSATION

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. As of March 31, 2019, the total number of shares available to be issued under the 2015 Plan was 204,175 shares, consisting of 160,000 shares initially authorized under the 2015 Plan shares plus the 12,894 shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 7,500 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of Common Stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of Common Stock on such date, (ii) 2,000 shares, or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 50,000 shares. As of both March 31, 2019 and December 31, 2018, there were 7,923 shares reserved for issuance under the ESPP.

In January 2019, 1,065 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued under the ESPP. The ESPP is considered a compensatory plan with the related compensation cost recognized over each 6 month offering period. None of the Company’s employees participated in the ESPP plan in the current offering period and consequently no compensation expense was recorded in the three month period ended March 31, 2019. The compensation expense related to the ESPP for the three month periods ended March 31, 2018 was $1 thousand and was included in share-based compensation expense.

Stock-based compensation

For the three month periods ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense of $67 thousand and $306 thousand, respectively, inclusive of the expense related to the ESPP.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

The assumptions used principally in determining the fair value of options granted were as follows:

	March 31,	December 31,
	2019	2018
Risk-free interest rate	2.55%	2.45 - 2.88%
Expected dividend yield	0%	0%
Expected term (employee grants)	6 Years	5.62 Years
Expected volatility	105%	104%

Stock options

A summary of option activity as of March 31, 2019 and changes for the three-month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2018	54,849	$100.83	7.32	$—
Granted	90,000	$1.53
Cancelled/Forfeited	(17,459)	$40.12
Outstanding at March 31, 2019	127,390	$39.00	8.75	$2
Vested and Exercisable at March 31, 2019	28,773	$146.51	5.66	$—

The weighted average grant-date fair value of options granted during the three months ended March 31, 2019 was $1.25 per share. The total fair value of options that vested in the three months ended March 31, 2019 was $36 thousand. For the three month period ended March 31, 2019, the Company recorded stock-based compensation expense of $41 thousand related to stock options. As of March 31, 2019, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $305 thousand and is estimated to be recognized over a period of 2.15 years.

Restricted Stock Units

The following table summarizes the restricted stock unit (“RSU”) activity under the 2015 Plan during the three month period ended March 31, 2019:

		Weighted-Average
	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2018	10,250	$23.13
Granted	—	$—
Vested/Released	(750)	$22.00
Forfeited	—	$—
Unvested balance at March 31, 2019	9,500	$23.22

For the three month period ended March 31, 2019, the Company recorded stock-based compensation expense of $26 thousand related to the time-based RSUs. As of March 31, 2019, total unrecognized compensation expense related to non-vested RSUs amounted to $197 thousand which the Company expects to recognize over a remaining weighted-average of 2.51 years.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

10.     WARRANTS

The following table presents information about warrants to purchase Common Stock issued and outstanding at March 31, 2019:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2012	Equity	243	$166.00	10/5/2019
2014	Equity	307	$11.75	5/9/2021
2016	Equity	85,869	$250.00	3/18/2021
2018	Equity	7,586,711	$2.00	6/25/2023
Total		7,673,130
Weighted average exercise price			$4.78
Weighted average life in years				4.21

In May 2014, the Company issued warrants in a public offering (the “2014 Warrants”). At inception, the 2014 and 2018 Warrants had provisions that precluded equity classification. Upon amendment, the Company assessed whether the warrants required accounting as derivatives and determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. See below for a further description of the warrant amendments.

Warrant Cancellation

During the year ended December 31, 2018, the Company entered into warrant cancellation agreements with certain holders of the 2014 Warrants to cancel and terminate such warrants for total cash consideration of $14 thousand. As of March 31, 2019, the sole remaining 2014 Warrant was exercisable for an aggregate of 307 shares of Common Stock.

Warrant Amendment

In May 2018, the Company entered into a warrant amendment agreement with the sole remaining holder of a 2014 Warrant (the “Warrant Amendment”). The warrant holder received cash compensation of $19 thousand and a 2 year extension of warrant term in exchange for the removal of all anti-dilution provisions except those for stock splits, reverse splits or stock dividends. As a result of the Warrant Amendment, the Company reclassified the remaining 2014 Warrant valued at $1 thousand to stockholders’ equity (see Note 11).

In September 2018, the Company entered into the Ladenburg Warrant Amendment. As a result of the Ladenburg Warrant Amendment, the Company reclassified the 2018 Warrants valued at $14.7 million to stockholders’ equity (see Note 11).

11.     DERIVATIVE INSTRUMENTS

The warrants issued in connection with the Company’s 2018 underwritten public offering had provisions that precluded the Company from classifying them as equity instruments (See Note 10). Accordingly, these warrants had been accounted for as derivative warrant liabilities. The Company used the Black-Scholes model and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for these warrants.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

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

During the year ended December 31, 2018, the Company issued an aggregate of 6,242,811 shares of Common Stock upon the exercise of Series B warrants for aggregate proceeds of $62 thousand. During the year ended December 31, 2018, the Company issued an aggregate of 34,500 shares of Common Stock upon the exercise of Series A warrants for aggregate proceeds of $69 thousand. At the time, the Company reclassified $10.6 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises. There are no outstanding Series B warrants as of March 31, 2019. During the three months ended March 31, 2019, the Company did not issue any shares as a result of warrant exercise activity.

The 2014 Warrants had anti-dilution protection provisions and, under certain conditions, required the Company to automatically reprice the 2014 Warrants. Accordingly, the 2014 Warrants had been accounted for as derivative warrant liabilities. Through the date of the warrant exchange in 2017, the Company used the Binomial Lattice option pricing model and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for the 2014 Warrants considered to be derivative instruments.

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

As of the balance sheet at March 31, 2019 and December 31, 2018, the Company did not have any liability classified warrants.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2019 (Unaudited)

(Continued)

The table below presents the changes in the derivative warrant liability during the three month period ended March 31, 2018:

(In thousands)	Three Months Ended March 31, 2018
Balance at December 31, 2017	$4
Repurchase of warrants	(14)
Increase in the fair value of warrants	12
Balance at March 31, 2018	$2

12.    NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of Common Stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share of Common Stock is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants related to the Company’s May 2014 and June 2018 capital raises, unvested restricted stock units and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

For the three month periods ended March 31, 2019 and 2018, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	March 31,
	2019	2018
Warrants	7,673,130	86,419
Stock options	127,390	81,011
Unvested restricted stock units	9,500	16,700
Total potentially dilutive securities	7,810,020	184,130

13.     SUBSEQUENT EVENTS

In May 2019, the Company terminated the Purchase Agreement with Lincoln Park. From January 2018 through the date of termination, the Company sold 256,804 shares of Common Stock under the Purchase Agreement, generating aggregate net proceeds of approximately $3.1 million. The Company did not incur any early termination penalties as a result of terminating the Purchase Agreement.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report and with our historical consolidated financial statements, and the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold™; our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; and other factors detailed under “Risk Factors” in Part II, Item 1A of this Quarterly Report. These forward-looking statements speak only as of the date hereof. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

All share amounts presented in this Item 2 give effect to the 1-for-25 reverse stock split of our outstanding shares of common stock, par value $0.00001 per share (“Common Stock”), that occurred on April 16, 2018.

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

Our Clinical Program

We currently have 1 clinical development program for the treatment of acute SCI.

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

The pilot study was initially approved for 5 subjects in up to 6 clinical sites across the United States, and was later modified to increase the number of allowable clinical sites to up to 20 and to permit enrollment of up to 10 subjects. The pilot study was initially staggered such that each patient that met the eligibility criteria would be followed for three months prior to enrolling the next patient in the study. In December 2014, the FDA approved an expedited enrollment plan that allowed us to continue enrolling patients more rapidly barring any significant safety issues. We enrolled 5 subjects in the pilot study between October 2014 and September 2015. The FDA approved conversion of this pilot study to a pivotal probable benefit study, which we refer to as The INSPIRE Study, that includes data from the patients enrolled in the pilot study.

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

The FDA had previously recommended that we include a randomized, concurrent control arm in The INSPIRE Study.  Acting on the FDA’s recommendation, we proposed and received approval for the INSPIRE 2.0 Study (described below) to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant.  In addition, as 1 source of comparator data, we completed the Contemporary Thoracic SCI Registry Study, or the CONTEMPO Registry Study. The CONTEMPO Registry Study utilized existing databases and registries to develop a historical comparator that, to the extent possible, matched patients to those patients enrolled in The INSPIRE Study. The CONTEMPO Registry Study was designed to provide comprehensive natural history benchmarks for The INSPIRE Study results that included SCI patients with similar baseline characteristics treated since 2006. The CONTEMPO Registry Study included data from the Christopher & Dana Reeve Foundation North American Clinical Trials Network Registry, or NACTN, as well as the Model Systems Registry and the European Multicenter Study about Spinal Cord Injury, or EMSCI. We announced top-line findings from CONTEMPO in March 2018 from a total of 170 patients from the 3 registries consisting of: 12 individuals from NACTN, 64 from EMSCI, and 94 from the Model Systems Registry. AIS conversion rates at approximately 6 months post-injury varied from 16.7% – 23.4% across the 3 registries. In 2 of the registries, there was a skew of the patient population to low (T10- T12) thoracic injuries, representing 46-47% of the registry population. This compares to just 4 out of 16 patients (25%) in follow-up in the INSPIRE study with low thoracic injuries. Patients with low thoracic injuries are known to have the best prognoses, and the conversion rates were the highest in the low thoracic group in all 3 registries and the INSPIRE study. When all 3 registries were normalized to the INSPIRE patient population distribution across T2-T5, T6-T9 and T10-T12 injury groups, the normalized conversion rate for CONTEMPO registries ranged from 15.5%-20.6%. We cannot be certain what additional information or studies will be required by the FDA to approve our HDE submission.

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved IDE in the INPSIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.”   The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI.  The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the 2 study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy.  The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit.  We expect to conduct the INSPIRE 2.0 Study at up to 25 sites in the United States.  Enrolling patients in the INSPIRE 2.0 Study will also require the approvals of the institutional review boards, or IRBs, at each clinical site. We estimate that from study initiation, enrollment will take approximately 18 months, and the total time to completion of the INSPIRE 2.0 Study is estimated to be 2 years from study initiation. We anticipate that the first patient in the INSPIRE 2.0 Study will be enrolled in the second quarter of 2019.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions and, in connection therewith, adopt certain accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, stock-based compensation expense, and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions, and on various other factors that we believe to be reasonable under the circumstances. Such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from the disclosure provided in our 2018 Annual Report.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position, and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended March 31, 2019 were $1.1 million, a decrease of $288 thousand compared to the three months ended March 31, 2018. The decrease in research and development expenses for the three months ended March 31, 2019, is attributable to a decrease in facilities and rent expense of $110 thousand as a result of the as a result of the assignment of the commercial lease for our office, laboratory and manufacturing space in Cambridge, Massachusetts, which we refer to as the Cambridge Lease, a decrease in consulting related costs of $103 thousand, a decrease in depreciation expense of $63 thousand, a decrease in stock compensation expense and compensation related expenses and of $54 thousand and $45 thousand respectively, driven by fewer number of employees in the current year and a decrease in administrative and operating costs of $53 thousand as a result of cost cutting measures initiated in 2018. These decreases were partially offset by an increase in clinical trial costs of $140 thousand, related to the opening up of new clinical trial sites in 2019.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended March 31, 2019 were $1.7 million, a decrease of $1.8 million compared to the three months ended March 31, 2018. The decrease in general and administrative expenses for the three months ended March 31, 2019 is attributable to a decrease in compensation related and stock compensation expense of $1.1 million and $186 thousand respectively, driven by fewer number of employees in the current year, a decrease in facilities and rent expenses of $386 thousand as a result of the assignment of the Cambridge Lease, a decrease in legal fees of $237 thousand and a decrease in administrative and operating costs of $102 thousand as a result of cost cutting measures initiated in 2018. These decreases were offset by an increase in consulting expenses of $228 thousand.

Other Income and Expense

Other income for the three months ended March 31, 2019 was $143 thousand, which was comprised of other income of $44 thousand and interest income of $99 thousand.  Other income for the three months ended March 31, 2018 was $48 thousand, which was comprised of interest income of $32 thousand, interest expense of $14 thousand, gain on sale of assets of $25 thousand, other income of $17 thousand and a derivative loss of $12 thousand.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At March 31, 2019, our accumulated deficit was $210.0 million. Since our inception, we have historically financed our operations primarily through the sale of equity‑related securities.

At March 31, 2019, we had total assets of $17 million, total liabilities of $3.5 million, and total stockholders’ equity of $13.5 million. During the three months ended March 31, 2019, we recorded a net loss of $2.6 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. The financing we closed in June 2018, described in more detail below, provided necessary funding to fund operations into the first quarter of 2020.  This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Based on these factors, as of March 31, 2019, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

Financings Transactions

In June 2018, we closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of 1 share of our Common Stock, par value $0.00001 per share and 1 Series A warrant to purchase 1 share of Common Stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of 1 pre-funded Series B Warrant and 1 Series A warrant to purchase 1 share of Common Stock. Each Series A warrant has an exercise price of $2.00 per share, exercisable immediately from the date of issuance and expires 5 years from the date of issuance. Each Series B warrant has an exercise price of $0.01 per share, exercisable immediately from the date of issuance and expires 20 years from the date of issuance. The net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. During the year ended December 31, 2018, we issued an aggregate of 6,242,811 shares of Common Stock upon the exercise of Series B warrants for aggregate proceeds of $62 thousand. During the year ended December 31, 2018, we issued an aggregate of 34,500 shares of Common Stock upon the exercise of Series A warrants for aggregate proceeds of $69 thousand. During the three months ended March 31, 2019, the Company did not issue any shares as a result of warrant exercise activity. There are no outstanding Series B warrants as of March 31, 2019.

In September 2018, we entered into an Amendment to Warrant Agency Agreement and Warrants, or the Ladenburg Warrant Amendment, with Continental Stock Transfer & Trust Company,  or Continental, that amends the Warrant Agency Agreement, by and between us and Continental, as Warrant Agent, dated June 25, 2018, and the Series A Common Stock Purchase Warrant, and the Series B Pre-Funded Common Stock Purchase Warrant both dated June 25, 2018, and we refer to the Series A and Series B Warrant collectively as the 2018 Warrants. See Notes 10 and 11 to our Consolidated Financial Statements in Item 1 of this report for more information about the Ladenburg Warrant Amendment.

In January 2018, we entered into a purchase agreement (“Purchase Agreement”) and registration rights agreement (“RRA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which we had the right to sell up to $15 million, in shares of our Common Stock, to Lincoln Park over a 24 month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018, our stockholders approved to increase the issuance and sale by us to Lincoln Park, including our prior issuances and sales of shares of Common Stock to Lincoln Park since January 2018, of up to 1,200,000 shares of Common Stock. In accordance with the terms of the Purchase Agreement, at the time the we signed the Purchase Agreement and the RRA, we issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of our Common Stock under the Purchase Agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital as of December 31, 2018. During the year ended December 31, 2018, we sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs. During the three months ended March 31, 2019, we did not sell any shares to Lincoln Park. In May 2019, we terminated the Purchase Agreement with Lincoln Park.

In May 2018, we entered into the Warrant Amendment, (as defined in Note 10 in the accompanying notes to our Consolidated Financial Statements in Item 1 of this report), which removed provisions that had previously precluded equity classification treatment of the 2014 Warrants on our balance sheet. The fair value of the amended 2014 Warrants was re-measured immediately prior to the date of amendment with changes in fair value recorded as a loss of $1 thousand in the consolidated statement of operations and $1 thousand was reclassified to equity.

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

Facility Changes

In May 2018, we assigned the Cambridge Lease to a third party, who assumed from us all of our remaining rights and obligations under the lease.  Concurrently with the lease assignment, we entered into a sublease for 5,104 square feet of the space, originally part of the Cambridge Lease, from the third party to which we assigned the lease. The sublease ends on October 31, 2023 and contains rent holidays and rent escalation clauses. In order to obtain the consent of our lender for these facility changes and the sale of certain assets, we repaid $300 thousand of principal on our loan and recorded an impairment charge of $48 thousand. On January 1, 2019 we adopted ASU No. 2016-02, Leases (Topic 842). The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $1.5 million and $1.5 million, respectively, on our balance sheet. For more information, see Notes 1 and 5 to the notes to our unaudited Consolidated Financial Statements in Item 1 of this report.

Cashflows

Net cash used in operating activities for the three months ended March 31, 2019 was $3.4 million, as compared to net cash used in operating activities of $3.7 million for the three months ended March 31, 2018. The change in net cash used in operating activities for the three months ended March 31, 2019, as compared to the same period in the prior year was primarily due to an decrease in our net loss of $2.1 million, a decrease in accrued expenses and other liabilities of $1.3 million, a decrease in share-based compensation expense of $0.2 million and a decrease in the change in prepaid expenses and other assets of $0.2 million.

The Company did not generate or use cash in investing activities during the three months ended March 31, 2019 This compares to net cash from investing activities for the three months ended March 31, 2018 of $25 thousand attributable to gain on sale of lab equipment.

Net cash provided by financing activities for the three months ended March 31, 2019, was $99 thousand consisting primarily $100 thousand in loan repayments and offset by employee stock purchase plan issuances of $1 thousand. This compares to net cash provided by financing activities for the three months ended March 31, 2018 of $2.4 million consisting of proceeds from issuance of Common Stock associated with the Lincoln Park agreement of $2.5 million, proceeds from the exercise of a stock option and employee stock purchase plan issuances of $3 thousand, offset by loan repayments of $110 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of March 31, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Material Weaknesses on Internal Control over Financial Reporting

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, we identified the following deficiencies that existed as of December 31, 2018 and continued to exist at March 31, 2019.  When aggregated, these deficiencies represented a material weakness in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

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

Because of the deficiencies noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of both December 31, 2018 and March 31, 2019, based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

Despite the existence of the material weakness described above, our consolidated financial statements as of both December 31, 2018 and March 31, 2019, are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.

Plans for Remediation

We have developed a remediation plan and are currently taking actions to remediate the deficiencies noted above. The remediation plan ensures that each area affected by the material control weakness is put through a comprehensive remediation process. During the year ended December 31, 2018 and the three months ended March 31, 2019, our internal control remediation efforts include the following:

•

In the three months ended December 31, 2018 and subsequent interim period, we performed an entity-level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. We plan to make this a continuous process in 2019 and thereafter.

•

We identified and are in the process of implementing a new general ledger accounting system that would address some of the limitations inherent in the current general ledger accounting system. As part of the implementation process, we engaged and will continue to engage information technology and financial reporting personnel to perform a risk and control assessment of the new general ledger accounting system. In the interim and prior to the full general ledger system implementation, we designed and identified compensating controls to address the limitations inherent with our existing general ledger accounting system.

•

In December 2018, we engaged a third-party to perform an evaluation to ascertain whether the components of internal control were present and functioning throughout the three months ended December 31, 2018. We have retained this third-party in 2019 and plan to make this a continuous process through 2019 to ensure that internal control deficiencies are evaluated and communicated in a timely manner to those parties responsible for taking corrective action, including senior management and the Board of Directors, as appropriate. The third-party will also assist management in designing and evaluating the ITGCs over all financially-significant systems.

The above noted remediation efforts are being administered by our Chief Financial Officer with the involvement of key stakeholders. We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the deficiencies described above and employ any additional tools and resources deemed necessary to ensure that our consolidated financial statements are fairly stated in all material respects.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), using the effective date method. As part of the adoption, we have implemented changes to our controls related to lease accounting. These changes include enhanced reviews around contracts, the evaluation of contracts to identify any embedded leases, and additional ongoing monitoring activities. These enhanced controls are designed to provide reasonable assurance of the fair presentation of our consolidated financial statements and related disclosures.

Except as described in the prior paragraph and the implementation of the remediation plans described above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $2.6 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $210.0 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Our consolidated financial statements as of March 31, 2019 were prepared under the assumption that we will continue as a going concern. At March 31, 2019, we had cash and cash equivalents of $13.2 million. We estimate that our existing cash resources will be sufficient to fund our operations into the first quarter of 2020.  This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated April 1, 2019 included in our Annual report on Form 10-K as filed with the SEC on April 1, 2019.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRB at the sites at which such trials are being conducted, by the Data Safety Monitoring Board for such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, a problematic inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, or changes in laws or regulations. In addition, regulatory agencies may require an audit with respect to the conduct of a clinical trial, which could cause further delays or increase costs. For example, in December 2017, we and several of our clinical sites and our CRO were subject to an FDA inspection in association with The INSPIRE Study. At the close of the inspection at InVivo, the FDA issued a Form 483 with 2 observations relating to our oversight of clinical trial sites in The INSPIRE Study. We sought input from the FDA regarding the scope and timing of our proposed remediation efforts and the FDA has indicated that our corrective actions appear adequate. We cannot be certain that we will not be subject to additional regulatory action by the FDA. Our remediation efforts have added, and may continue to add, costs to our clinical development plans.  Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and regulatory review process, and jeopardize our ability to obtain approval and commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and prospects significantly.

We will need additional funding in the future.  In the future, if we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Our current cash resources will not be sufficient to complete clinical development of our Neuro-Spinal Scaffold implant, including the resources needed to complete our INSPIRE 2.0 Study and to reach submission of the HDE application to the FDA. If we are unable to raise additional capital, we may be forced to cease our operation entirely.  We expect our expenses will increase in connection with our ongoing activities, particularly as we conduct our INSPIRE 2.0 Study, and as we seek regulatory approval for our Neuro-Spinal Scaffold implant.  In addition, if we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and other third party funding alternatives including license and collaboration agreements. To raise additional capital or pursue strategic transactions, we may in the future sell additional shares of our common stock, par value $0.00001 per share (the “Common Stock”) or other securities convertible into or exchangeable for our Common Stock, which will dilute the ownership interest of our current stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us or that may reduce the value of our Common Stock. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts for our Neuro-Spinal Scaffold implant or any other product candidates that we develop or acquire.

Increases in authorized shares may be required for future financings or other strategic transactions.

We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. Currently we have 25,000,000 authorized shares of which 9,311,070 were issued and outstanding at March 31, 2019.  We have limited capital and in order for us to execute on our business plan and remain viable as a going concern, we must have the flexibility to engage in capital raising transactions until we are able to generate sufficient revenue and cash flow. Investors in prior transactions have purchased our common stock or our derivative securities, such as warrants, for which we must reserve unissued common stock.

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

To the extent we raise additional capital by issuing equity securities, including in a debt financing where we issue convertible notes or notes with warrants and any shares of our common stock to be issued, the issuance of additional shares is conditioned upon having an adequate number of authorized shares. In our Proxy Statement dated April 25, 2019, we have proposed an increase in the number of authorized shares from 25,000,000 to 40,000,000. This increase requires shareholder approval.

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

Risks Related to the Development, Regulatory Approval, and Commercialization of Our Product Candidates

We are wholly dependent on the success of 1 product candidate, the Neuro-Spinal Scaffold implant. Even if we are able to complete clinical development and obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, our Neuro-Spinal Scaffold implant.

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

The FDA had previously recommended that we include a randomized, concurrent control arm in the study and we have proposed and received approval for the INSPIRE 2.0 Study.  The primary endpoint is defined as the proportion of patients achieving an improvement of at least 1 AIS grade at 6 months post-implantation. The definition of study success is that the difference in the proportion of subjects who demonstrate an improvement of at least 1 grade on AIS assessment at the 6-month primary endpoint follow-up visit between the Scaffold Arm and the Comparator Arm must be equal to or greater than 20%. While our INSPIRE 2.0 Study is structured with a definition of study success requiring a minimum difference between groups in the percentage of subjects achieving improvement, that success definition is not the only factor that the FDA would evaluate in the future HDE application. Moreover, there can be no assurance that the INSPIRE 2.0 Study will be successfully completed.

Approval is not guaranteed if the OPC is met for The INSPIRE Study or the definition of study success is met for the INSPIRE 2.0 Study, and even if the OPC or definition of study success are not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence.

In addition, as 1 source of comparator data, we completed the CONTEMPO Registry Study, utilizing existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. Analysis of data from the CONTEMPO Registry Study may suggest a higher threshold for evidencing probable benefit. For example, AIS conversion rates at approximately 6 months post-injury across the three registries used in CONTEMPO varied from 16.7% – 23.4%, which are higher than the approximately 15.5% conversion rate from the historical registries that were the basis for the selection of the current OPC for The INSPIRE Study.

Even if we successfully complete the INSPIRE 2.0 Study, we cannot be certain that the FDA will agree that this study, together with the CONTEMPO Registry Study, provides sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use.

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

For example, in the United States, legislative changes have been enacted in the past and further changes are proposed that would impact the Patient Protection and Affordable Care Act, or the Affordable Care Act. These new laws may result in additional reductions in Medicare and other healthcare funding. Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented. With the Trump Presidential administration and Congress, there have been, and may be additional, legislative changes affecting the Affordable Care Act, including repeal of certain provisions of the Affordable Care Act. It remains to be seen, however, precisely what impact legislation to date and any future legislation will have on the availability of healthcare and containing or reducing healthcare costs. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. We cannot quantify or predict with any certainty the likely impact of the Affordable Care Act, its amendment or repeal, or any alternative or related legislation, or any implementation of any such legislation, on our business model, prospects, financial condition, and results of operations.

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

We license technology from Boston Children’s Hospital, or BCH, and the Massachusetts Institute of Technology, or MIT, that is integrated into our Neuro-Spinal Scaffold implant under an exclusive license. Under the license agreement, we have agreed to milestone payments and to meet certain reporting obligations. In the event that we were to breach any of the obligations under the agreement and fail to cure timely, BCH and MIT would have the right to terminate the agreement upon notice. In addition, BCH and MIT have the right to terminate our license upon the bankruptcy or receivership of the Company. If we are unable to continue to use or license this technology on reasonable terms, or if this technology fails to operate properly, we may not be able to secure alternatives in a timely manner and our ability to develop our products could be harmed.

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

We depend on our senior management as well as key scientific personnel. We have implemented restructurings that have significantly reduced our workforce, leaving only key positions filled. On February 2, 2018, we appointed Richard Toselli M.D. as President, Chief Executive Officer, and a director and on January 14, 2019, we appointed Richard Christopher as Chief Financial Officer and Treasurer. The loss of any members of senior management or key scientific personnel could harm our business and significantly delay or prevent the achievement of research, development, or business objectives. Competition for qualified employees is intense among biotechnology companies, and the loss of qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees could hinder our ability to successfully develop marketable products.

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

Furthermore, our information technology systems may be vulnerable to cyber-attacks or other security incidents, service disruptions, or other system or process failures. Such incidents could result in unauthorized access to information including vendor, consumer or other company confidential data as well as disruptions to operations. We have experienced in the past, and expect to continue to experience, cybersecurity threats and incidents, although to date none has been material. To address the risks to our information technology systems and data, we maintain an information security program that includes updating technology, developing security policies and procedures, implementing and assessing the effectiveness of controls, conducting risk assessments of third-party service providers and designing business processes to mitigate the risk of such breaches.  There can be no assurance that these measures will prevent or limit the impact of a future incident. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. If we are unable to prevent or adequately respond to and resolve an incident, it may have a material, negative impact on our operations or business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.

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

Our Common Stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, we have previously received deficiency letters due to the failure to maintain the minimum bid price and the failure to meet stockholder equity requirements.  As a result, we needed to implement a reverse split, transfer to the Nasdaq Capital Market (from the Nasdaq Global Market), and implement a warrant amendment.

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

•

a determination that our Common Stock is a “penny stock,” which would require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; and

•	a limited amount of news and analyst coverage.

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

The proposed combination may be approved after the stockholder becomes an interested stockholder with preapproval by the board of directors and a vote at a special or annual meeting of stockholders holding at least 60% of the voting power not owned by the interested stockholder or his/her/its affiliates or associates. After the 2 year moratorium period, additional stockholder approvals or fair value requirements must be met by the interested shareholder up to 4 years after the stockholder became an interested stockholder. In addition, we may become subject to Nevada’s control share laws. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada, including through an affiliated corporation. This control share law may have the effect of discouraging corporate takeovers. Currently, we believe that we have less than 100 stockholders of record who are residents of Nevada, and are therefore not subject to the control share laws.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2018, our management identified a material weakness in our internal controls over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of timely and ongoing entity-level risk assessment to identify and assess changes that could significantly impact the system of internal control over financial reporting and significant deficiencies in our Information Technology General Controls related to areas of user access, change management, and computer operations over certain systems that support the financial reporting process. Please see “Item 4. Controls and Procedures” for information regarding the material weakness and our remediation efforts to date.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On January 14, 2019, we granted to our new chief financial offer a stock option to purchase 90,000 shares of our Common Stock with an exercise price of $1.53 per share. The option was granted as an inducement grant made outside of our 2015 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, as set forth in Section 4(a)(2) of the Securities Act relating to a transaction by an issuer not involving any public offering, to the extent an exemption from such registration was required. The option has a ten-year term and vests as to one-third (1/3) of the shares on January 14, 2020, one third (1/3) of the shares on January 14, 2021 and the remaining one third (1/3) of the shares on January 14, 2022. There are also provisions allowing for acceleration of vesting if certain conditions are met, and vesting is subject to the chief financial officer’s continued service with our company through the applicable vesting date. We filed a registration statement on Form S-8 (File No. 333-230644) to register the shares of Common Stock underlying the option on April 1, 2019. No underwriters were involved in this issuance of securities.

Other than as stated above, we did not sell any shares of our Common Stock or warrants to purchase shares of our stock, or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Current Report on Form 8-K.

Item 5. Other Information.

On May 8, 2019, we delivered a notice of termination under the Purchase Agreement dated January 25, 2018 (the “Purchase Agreement”) between us and Lincoln Park Capital Fund, LLC (“Lincoln Park”), effective as of May 9, 2019. The Purchase Agreement permitted us to sell to Lincoln Park up to $15 million in shares of our common stock, $0.00001 par value per share (“Common Stock”). We terminated the Purchase Agreement in accordance with a provision therein that allowed for termination at our election. From January 2018 through the date of termination, we sold 256,804 shares of Common Stock under the Purchase Agreement, generating net proceeds of approximately $3.1 million.We will not incur any early termination penalties as a result of terminating the Purchase Agreement.

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

3.5

Amended and Restated Bylaws of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the SEC on May 6, 2016.)

10.1*

Employment Agreement, dated December 24, 2018, between the Company and Richard Christopher (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2019.)

10.2*

Nonstatutory Stock Option Agreement, dated January 14, 2019, between the Company and Richard Christopher (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2019.)

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document * Management contract or compensatory plan or arrangement. + Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 10, 2019	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: May 10, 2019	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer