Form 10-Q
period 2019-06-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2019-08-13
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

N/A

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

As of August 5, 2019, 9,311,820 shares of the registrant’s Common Stock,  $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended June 30,  2019

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	June 30,	December 31,
	2019	2018
ASSETS:
Current assets:
Cash and cash equivalents	$9,898	$16,660
Restricted cash	4	4
Prepaid expenses and other current assets	1,007	461
Total current assets	10,909	17,125
Property, equipment and leasehold improvements, net	79	100
Restricted cash - non current	110	110
Operating lease right-of-use assets	1,345	—
Other assets	1,165	1,042
Total assets	$13,608	$18,377
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$785	$815
Loan payable, current portion	—	100
Operating lease liabilities	279	—
Accrued expenses	842	1,290
Total current liabilities	1,906	2,205
Other liabilities	63	61
Operating lease liabilities - non current	1,171	—
Total liabilities	3,140	2,266
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 25,000,000 shares; 9,311,820 shares issued and outstanding at June 30, 2019; 9,309,255 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	223,576	223,440
Accumulated deficit	(213,109)	(207,330)
Total stockholders’ equity	10,468	16,111
Total liabilities and stockholders’ equity	$13,608	$18,377

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,716	$1,026	$2,826	$2,424
General and administrative	1,532	1,786	3,200	5,220
Total operating expenses	3,248	2,812	6,026	7,644
Operating loss	(3,248)	(2,812)	(6,026)	(7,644)
Other income / (expense):
Interest income / (expense), net	72	33	171	51
Other income / (expense), net	32	26	76	68
Derivatives loss	—	(10,186)	—	(10,198)
Other income / (expense), net	104	(10,127)	247	(10,079)
Net loss	$(3,144)	$(12,939)	$(5,779)	$(17,723)
Net loss per share, basic and diluted	$(0.34)	$(7.48)	$(0.62)	$(11.20)
Weighted average number of common shares outstanding, basic and diluted	9,311,353	1,729,248	9,310,903	1,581,924

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three Month Period Ended June 30, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2018	1,562,284	$1	$197,013	$(188,691)	$8,323
Share-based compensation expense	—	—	150	—	150
Fair value of derivative warrant liability reclassified to additional paid-in capital	—	—	1	—	1
Issuance of common stock upon exercise of warrants	1,050,918	—	1,900	—	1,900
Issuance of common stock in public offering	1,461,732	—	656	—	656
Fractional shares issued due to reverse stock split	2,733	—	—	—	—
Net loss	—	—	—	(12,939)	(12,939)
Balance as of June 30, 2018	4,077,667	$1	$199,720	$(201,630)	$(1,909)

	Three Month Period Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2019	9,311,070	$1	$223,508	$(209,965)	$13,544
Share-based compensation expense	—	—	68	—	68
Issuance of common stock upon vesting of restricted stock units	750	—	—	—	—
Net loss	—	—	—	(3,144)	(3,144)
Balance as of June 30, 2019	9,311,820	$1	$223,576	$(213,109)	$10,468

See notes to the unaudited consolidated financial statements.

	Six Month Period Ended June 30, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	1,370,992	$1	$194,016	$(183,907)	$10,110
Share-based compensation expense	—	—	456	—	456
Fair value of derivative warrant liability reclassified to additional paid-in capital	—	—	1	—	1
Issuance of common stock upon exercise of warrants	1,050,918	—	1,900	—	1,900
Issuance of common stock in public offering	1,652,396	—	3,338	—	3,338
Issuance of common stock under ESPP	188	—	3	—	3
Fractional shares issued due to reverse stock split	2,733	—	—	—	—
Issuance of common stock to 401(k) plan	440	—	6	—	6
Net loss	—	—	—	(17,723)	(17,723)
Balance at June 30, 2018	4,077,667	$1	$199,720	$(201,630)	$(1,909)

	Six Month Period Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	9,309,255	$1	$223,440	$(207,330)	$16,111
Share-based compensation expense	—	—	135	—	135
Issuance of common stock upon vesting of restricted stock units	1,500	—	—	—	—
Issuance of common stock under ESPP	1,065	—	1	—	1
Net loss	—	—	—	(5,779)	(5,779)
Balance at June 30, 2019	9,311,820	$1	$223,576	$(213,109)	$10,468

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,779)	$(17,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	58
Amortization of operating lease right-of-use assets	131	—
Loss on impairment of fixed assets	—	48
Derivatives loss	—	10,198
Gain on lease assignment	—	(603)
Non-cash interest expense	1	2
Common stock issued to 401(k) plan	—	6
Share-based compensation expense	135	456
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(696)	(706)
Accounts payable	(30)	(74)
Operating lease liability	(9)	—
Accrued expenses and other liabilities	(448)	1,566
Net cash used in operating activities	(6,663)	(6,772)
Cash flows from investing activities:
Purchases of property and equipment	—	(65)
Net cash used in investing activities	—	(65)
Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	1	3
Proceeds from exercise of warrants	—	10
Repayment of loan payable	(100)	(522)
Repurchase of warrants	—	(14)
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	—	16,511
Net cash (used in) provided by financing activities	(99)	15,988
Decrease in cash and cash equivalents and restricted cash	(6,762)	9,151
Cash, cash equivalents and restricted cash at beginning of period	16,774	13,271
Cash, cash equivalents and restricted cash at end of period	$10,012	$22,422
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$1	$25
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$1,475	$—
Non-cash issuance of common stock for warrants	$—	$287

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

1.NATURE OF OPERATIONS AND GOING CONCERN, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Business

InVivo Therapeutics Holdings Corp., including its subsidiary, (the “Company”) is a pioneering biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries (“SCIs”). The Company’s proprietary technologies incorporate intellectual property that is licensed under an exclusive, worldwide license from Boston Children’s Hospital (BCH) and the Massachusetts Institute of Technology (MIT), as well as intellectual property that has been developed internally in collaboration with its advisors and partners.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At June 30, 2019, the Company had cash and cash equivalents of $9.9 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements.

Going Concern

The Company’s consolidated financial statements as of June 30, 2019 were prepared under the assumption that the Company will continue as a going concern. At June 30, 2019, the Company had cash and cash equivalents of $9.9 million. Given the Company’s development plans, the Company estimates cash resources will be sufficient to fund its operations into the first quarter of 2020. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of the Company’s existing resources.

The Company’s ability to continue as a going concern depends on its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its unaudited consolidated financial statements, and it is likely that investors will lose all or part of their investment. If the Company seeks additional financing to fund its business activities in the future and there remains substantial doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to the Company on commercially reasonable terms or at all. Based on these factors, as of June 30, 2019, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on April 1, 2019. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2019 and its results of operations and cash flows for the interim period presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. In January, July and December 2018, the FASB issued ASU No’s. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01, which were targeted improvements to ASU No. 2016-02 (collectively, with ASU No. 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new lease standard, and provided clarifications to address potential narrow-scope implementation issues. The Company adopted ASU 2016- 02 effective January 1, 2019 and elected the optional transition method for adoption. The Company also took advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed it to carryforward historical lease classifications. The Company also elected to keep leases with an initial term of 12 months or less off of the balance sheet as a policy election and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of the adoption date, the Company identified 1 operating lease arrangement in which it is a lessee.  The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $1.5 million and $1.5 million, respectively, on the Company’s balance sheet as of January 1, 2019. The adoption of the standard did not have a material effect on the Company’s consolidated statements of operations or statements of cash flows.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

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

2.CASH AND CASH EQUIVALENTS

At June 30, 2019 and December 31, 2018, cash equivalents were comprised of money market funds and other short-term investments.

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

Cash and cash equivalents consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Cash	$(8)	$(83)
Money market funds	9,906	16,743
Total cash and cash equivalents	$9,898	$16,660

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

3.RESTRICTED CASH

Restricted cash as of both June 30, 2019 and December 31, 2018 was $114 thousand. Restricted cash as of June 30, 2019 and December 31, 2018 included a $50 thousand security deposit related to the Company’s credit card account, $4 thousand related to 401(k) reserve account and a $60 thousand standby letter of credit in favor of a landlord (see Note 5).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$16,743	$—	$—	$16,743

	At June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$9,906	$—	$—	$9,906

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

On June 13, 2017, the Company entered into a new short-term lease, to sub-lease 5,233 square feet of its facility (the “Moderna Sublease”). The lease term was from July 1, 2017 through October 26, 2018. On June 19, 2017, the Company received a $55 thousand security deposit under the terms of the Moderna Sublease. In connection with the Moderna Sublease, the Company received sublease income of $30 thousand and $112 thousand for the three-

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

and six month periods ended June 30, 2018 respectively, which was recorded as an offset to rent expense. In conjunction with the assignment of the Cambridge Lease on May 3, 2018 further described below, this security deposit was transferred to the third party that assumed the lease. The Company did not record any sublease income associated with the Moderna Sublease during the three or six months period ended June 30, 2019.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

The elements of lease expense are as follows:

Lease cost (In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$91	$182
Short-term lease cost	6	12
Total lease cost	$97	$194

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$(6)	$(12)
Operating cash flows from operating leases	(60)	(60)
Total cash paid for leases	$(66)	$(72)
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Weighted-average remaining lease term - operating leases	4.3 Years	4.3 Years
Weighted-average discount rate - operating leases	7.0%	7.0%

Maturities of lease liabilities due under the Company’s Current Cambridge Lease as of June 30, 2019 is as follows:

Leases (In thousands)	As of June 30, 2019
2019 (excluding the 6 months ended June 30, 2019)	$183
2020	375
2021	386
2022	398
2023	339
Thereafter	—
Total lease payments	1,681
Less: imputed interest	(231)
Present value of lease liabilities	$1,450

Leases (In thousands)	Classification	As of June 30, 2019
Assets
Lease asset	Operating	$1,345
Total lease assets		$1,345

Liabilities
Current	Operating	$279
Non Current	Operating	1,171
Total lease liabilities		$1,450

Under ASC Topic 840, Leases (“ASC 840”) the Company recognized rent expense on a straight-line basis over the term of the lease and recorded the difference between the amount charged to expense and the rent paid as prepaid rent or deferred rent liability. As of December 31, 2018, the amount of prepaid rent was $17 thousand and this amount was subsequently reversed upon adoption of ASU No. 2016-02 on January 1, 2019.

Under ASC 840, rent expense related to the Company’s real estate lease charged to operations for the three month period ended June 30, 2018 was $224 thousand, and did not include the one-time gain on termination of the Cambridge Lease of $603 thousand that was recorded to the consolidated statement of operations during the second quarter of 2018.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

Under ASC 840, rent expense related to the Company’s real estate lease charged to operations for the six month period ended June 30, 2018 was $640 thousand, and did not include the one-time gain on termination of the Cambridge Lease of $603 thousand that was recorded to the consolidated statement of operations during the second quarter of 2018.

As of December 31, 2018, minimum future lease payments under non-cancellable leases were as follows:

(In thousands) Year Ended December 31,
2019	$243
2020	375
2021	386
2022	398
2023	339
Total	$1,741

6.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Severance and restructuring	$-	$517
Compensation	578	489
Clinical	116	73
Legal	41	35
Other accrued expenses	107	176
Total accrued expenses	$842	$1,290

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

In May 2018, in order to obtain the consent of MassDev for facility changes, including the assignment of the Cambridge Lease, and the sale of certain assets, the Company paid down $300 thousand of principal on the MassDev loan. During the six month period ended June 30, 2019, the Company made principal loan payments of $100 thousand. As of June 30, 2019, there was no outstanding loan payable balance.

In October 2012, as part of the agreement, the Company issued MassDev a warrant for the purchase of 362 shares of the Company’s Common Stock of which 243 shares remain outstanding at June 30, 2019. The warrant has a 7-year term and is exercisable at $166 per share. The fair value of the warrant was determined to be $32 thousand and was amortized through interest expense over the life of the note. Amortization related to this loan for the three and six month periods ended June 30, 2018 was $1 thousand and $2 thousand,  respectively. The Company did not record any amortization expense during the three months ended June 30, 2019. During the six month period ended June 30, 2019,  the Company recorded $1 thousand in amortization expense. This amortization expense was included in interest expense in the Company’s consolidated statements of operations.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

The equipment line of credit was secured by substantially all the assets of the Company, excluding intellectual property. The Company did not record any interest expense during the three months ended June 30, 2019. Interest expense related to this loan for the three month period ended June 30, 2018 was $12 thousand. Interest expense related to this loan for the six month periods ended June 30, 2019 and 2018 was $1 thousand and $26 thousand, respectively.

8.COMMON STOCK

In May 2018, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized Common Stock from 4,000,000 to 25,000,000 shares.  As of June 30, 2019, and December 31, 2018, 9,311,820 and 9,309,255 shares were issued and outstanding respectively.

In June 2018, the Company closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of 1 share of the Company’s Common Stock and 1 Series A warrant to purchase 1 share of Common Stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of 1 pre-funded Series B Warrant, and 1 Series A warrant to purchase 1 share of Common Stock. Each Series A warrant has an exercise price of $2.00 per share, is exercisable immediately and expires 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.01 per share, was exercisable immediately and would have expired 20 years from the date of issuance (see Note 11). The net proceeds to the Company, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million (see Note 11). In September 2018, the Company entered into an Amendment to the Warrant Agency Agreement and Warrants (the “Ladenburg Warrant Amendment”) with Continental Stock Transfer & Trust Company (“Continental”) that amended the Warrant Agency Agreement, by and between the Company and Continental, as Warrant Agent, dated June 25, 2018, the Series A Common Stock Purchase Warrant, and the Series B Pre-Funded Common Stock Purchase Warrant, both dated June 25, 2018 (the Series A and Series B Warrant, collectively the “2018 Warrants”). The Ladenburg Warrant Amendment added a provision to each of the warrants that allowed the Company or a successor entity whose stock is not listed on a trading market to, in connection with a Fundamental Transaction (as such term is defined in the 2018 Warrants) that is not within the Company’s control, purchase the warrant from the holder, at the holder’s option, by paying the same form of consideration in the same proportion that is offered to the holders of the Company’s Common Stock in connection with the Fundamental Transaction, including cash, stock, any combination thereof and any choice of consideration thereof, in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Warrant on the consummation date of the Fundamental Transaction. The 2018 Warrants were initially classified as liabilities, as a result of the amendment, the Company reassessed the warrant classification and concluded that the warrants qualified for equity classification. The fair value of the amended 2018 Warrants was re-measured immediately prior to the date of the Ladenburg Warrant Amendment with changes in fair value recorded as a loss of $764 thousand in the Company’s consolidated statement of operations, and $14.7 million was reclassified to equity. During the three and six months ended June 30, 2018, the Company issued an aggregate of 1,050,918 shares of Common Stock upon the exercise of Series B warrants for aggregate proceeds of $10 thousand and reclassified $1.9 million from derivative warrant liability to additional paid in capital. During the three and six months ended June 30, 2019, the Company did not issue any shares as a result of warrant exercise activity. There are no outstanding Series B warrants as of either June 30, 2019 or December 31, 2018.

In January 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which it had the right to sell up to $15 million, in shares of our Common Stock, to Lincoln Park over a 24 month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018, the Company’s stockholders approved to increase the issuance and sale by the Company to Lincoln Park, including the Company’s prior issuances and sales of shares of Common Stock to Lincoln Park since January 2018, of up to 1,200,000 shares of Common Stock. In accordance with the terms of the Purchase Agreement, at the time the Company signed the Purchase Agreement and the RRA, it issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of the Company’s Common Stock under the Purchase Agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

capital as of June 30, 2018. During the three months ended June 30, 2018, the Company sold an aggregate of 83,330 shares to Lincoln Park, for aggregate proceeds of $370 thousand net of issuance costs. During the six months ended June 30, 2018, the Company sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs. During the three and six months ended June 30, 2019,  the Company did not sell any shares to Lincoln Park. In May 2019, the Company terminated the Purchase Agreement with Lincoln Park.

In May 2018, the Company’s Board of Directors approved to increase the number of shares of Common Stock reserved under the 401(k) Plan by 4,000 shares, bringing the aggregate number of shares of Common Stock eligible for distribution pursuant to the 401(k) Plan as of that date to 4,100 shares. In the second quarter of 2018 the Company revised its 401(k)-matching policy to move from share matching to cash-based matching. During the three months ended June 30, 2018, the Company did not issue shares in 401(k) matching. During the six months ended June 30, 2018, the Company issued an aggregate of 440 shares of Common Stock with a fair value of $6 thousand to the Company’s 401(k) plan as a matching contribution. During the six months ended June 30, 2019, the Company contributed $31 thousand in cash as a matching contributions to employee 401(k) accounts.

During the three months ended June 30, 2019 and 2018, the Company did not issue any shares under the Company’s Employee Stock Purchase Plan (the “ESPP”). In January 2019, 1,065 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued under the ESPP. During the six months ended June 30, 2018, the Company issued an aggregate of 188 shares of common stock under the Company’s ESPP and received cash proceeds of approximately $3 thousand.

During the three months ended June 30, 2019, the Company issued an aggregate of 750 shares of Common Stock upon vesting of restricted stock units. During the six months ended June 30, 2019,  the Company issued an aggregate of 1,500 shares of Common Stock upon vesting of restricted stock units.

During the three and six months ended June 30, 2018, as part of the adjustment to reflect the Company’s 1-for-25 reverse stock split on its Common Stock on April 16, 2018, the Company issued 2,733 shares of Common Stock to account for the fractional roundup of shareholders.

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. As of June 30, 2019, the total number of shares available to be issued under the 2015 Plan was 206,675 shares, consisting of 160,000 shares initially authorized under the 2015 Plan shares plus the 12,894 shares that remained

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 7,500 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of Common Stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of Common Stock on such date, (ii) 2,000 shares, or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 50,000 shares. As of both June 30, 2019 and December 31, 2018, there were 7,923 shares reserved for issuance under the ESPP.

In January 2019, 1,065 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued under the ESPP. The ESPP is considered a compensatory plan with the related compensation cost recognized over each 6  month offering period. None of the Company’s employees participated in the ESPP plan in the current offering period and consequently no compensation expense was recorded in each of three and six months periods ended June 30, 2019. The compensation expense related to the ESPP for each of the three and six month periods ended June 30, 2018 was $1 thousand and was included in share-based compensation expense.

Stock-based compensation

For the three month periods ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $68 thousand and $150 thousand, respectively, inclusive of the expense related to the ESPP.

For the six month periods ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $135 thousand and $456 thousand, respectively, inclusive of the expense related to the ESPP

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The expected term of options granted under the Plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (10 years) and the vesting period (generally, 48 months). For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The assumptions used principally in determining the fair value of options granted were as follows:

	June 30,	December 31,
	2019	2018
Risk-free interest rate	2.55%	2.45 - 2.88%
Expected dividend yield	0%	0%
Expected term (employee grants)	6 Years	5.62 Years
Expected volatility	105%	104%

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

Stock options

A summary of option activity as of June 30, 2019 and changes for the six-month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2018	54,849	$100.83	7.32	$—
Granted	90,000	$1.53
Expired	(2,500)	$231.00
Cancelled/Forfeited	(17,459)	$40.12
Outstanding at June 30, 2019	124,890	$35.15	8.67	$—
Vested and Exercisable at June 30, 2019	27,278	$136.27	6.01	$—

The weighted average grant-date fair value of options granted during the six months ended June 30, 2019 was $1.25 per share. The total fair value of options that vested in the three months ended June 30, 2019 was $33 thousand. The total fair value of options that vested in the six months ended June 30, 2019 was $69 thousand. For the three month period ended June 30, 2019, the Company recorded stock-based compensation expense of $43 thousand related to stock options. For the six month period ended June 30, 2019, the Company recorded stock-based compensation expense of $84 thousand related to stock options. As of June 30, 2019, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $262 thousand and is estimated to be recognized over a period of 1.97 years.

Restricted Stock Units

The following table summarizes the restricted stock unit (“RSU”) activity under the 2015 Plan during the six month period ended June 30, 2019:

		Weighted-Average
	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2018	10,250	$23.13
Granted	—	$—
Vested/Released	(1,500)	$22.00
Forfeited	—	$—
Unvested balance at June 30, 2019	8,750	$23.22

For the three month period ended June 30, 2019, the Company recorded stock-based compensation expense of $25 thousand related to the time-based RSUs. For the six-month period ended June 30, 2019, the Company recorded stock-based compensation expense of $51 thousand related to the time-based RSUs. As of June 30, 2019, total unrecognized compensation expense related to non-vested RSUs amounted to $172 thousand which the Company expects to recognize over a remaining weighted-average of 2.36 years.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

10.     WARRANTS

The following table presents information about warrants to purchase Common Stock issued and outstanding at June 30, 2019:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2012	Equity	243	$166.00	10/5/2019
2014	Equity	307	$11.75	5/9/2021
2016	Equity	85,869	$250.00	3/18/2021
2018	Equity	7,586,711	$2.00	6/25/2023
Total		7,673,130
Weighted average exercise price			$4.78
Weighted average life in years				3.96

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

Warrant Cancellation

During the year ended December 31, 2018, the Company entered into warrant cancellation agreements with certain holders of the 2014 Warrants to cancel and terminate such warrants for total cash consideration of $14 thousand. As of June 30, 2019, the sole remaining 2014 Warrant was exercisable for an aggregate of 307 shares of Common Stock.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

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

During the year ended December 31, 2018, the Company issued an aggregate of 6,242,811 shares of Common Stock upon the exercise of Series B warrants for aggregate proceeds of $62 thousand. During the year ended December 31, 2018, the Company issued an aggregate of 34,500 shares of Common Stock upon the exercise of Series A warrants for aggregate proceeds of $69 thousand. At the time, the Company reclassified $10.6 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises. There are no outstanding Series B warrants as of June 30, 2019. During the three and six months ended June 30, 2019, the Company did not issue any shares as a result of warrant exercise activity.

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

As of the balance sheet at June 30, 2019 and December 31, 2018, the Company did not have any liability classified warrants.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2019 (Unaudited)

(Continued)

The table below presents the changes in the derivative warrant liability during the three month period ended June 30, 2018:

(In thousands)	Three Months Ended June 30, 2018
Balance at March 31, 2018	$2
Issuance of new warrants	13,172
Reduction in derivative liability due to exercise of warrants	(1,876)
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	(1)
Repurchase of warrants	(14)
Increase in the fair value of warrants	10,186
Balance at June 30, 2018	$21,469

The table below presents the changes in the derivative warrant liability during the six month period ended June 30, 2018:

(In thousands)	Six Months Ended June 30, 2018
Balance at December 31, 2017	$4
Issuance of new warrants	13,172
Reduction in derivative liability due to exercise of warrants	(1,890)
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	(1)
Repurchase of warrants	(14)
Increase in the fair value of warrants	10,198
Balance at June 30, 2018	$21,469

12.    NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of Common Stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share of Common Stock is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants related to the Company’s May 2014 and June 2018 capital raises, unvested restricted stock units and convertible securities are anti-dilutive and, therefore, excluded from diluted loss per share calculations.

For the six month periods ended June 30, 2019 and 2018, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	June 30,
	2019	2018
Warrants	7,673,130	12,899,523
Stock options	124,890	56,824
Unvested restricted stock units	8,750	14,500
Total potentially dilutive securities	7,806,770	12,970,847

13.     SUBSEQUENT EVENTS

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

Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries, or SCIs. Our approach to treating acute SCIs is based on our investigational Neuro-Spinal Scaffold™ implant, a bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord and is intended to treat acute SCI. The Neuro-Spinal Scaffold implant incorporates intellectual property licensed under an exclusive, worldwide license from Boston Children’s Hospital, or BCH, and the Massachusetts Instittue of Technology, or MIT. We also plan to evaluate other technologies and therapeutics that may be complementary to our development of the Neuro-Spinal Scaffold implant or offer the potential to bring us closer to our goal of redefining the life of the SCI patient.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved IDE in the INPSIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.”   The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI.  The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the 2 study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy.  The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit.  We expect to conduct the INSPIRE 2.0 Study at up to 25 sites in the United States.  Enrolling patients in the INSPIRE 2.0 Study requires the approvals of the institutional review boards, or IRBs, at each clinical site. We estimate that from study initiation, enrollment will take approximately 18 months, and the total time to completion of the INSPIRE 2.0 Study is estimated to be 2 years from study initiation. The first three patients in the INSPIRE 2.0 Study have been enrolled and 14 sites are open to enrollment as of August 6, 2019.

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

Results of Operations

Comparison of the Three Months Ended June 30,  2019 and 2018

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended June 30, 2019 were $1.7 million, an increase of $690 thousand compared to the three months ended June 30, 2018. The increase in research and development expenses for the three months ended June 30, 2019 is attributable to an increase clinical trial and scaffold manufacturing costs of $562 thousand and $97 thousand respectively, related to the opening up of new clinical trial sites in 2019 and an increase in facilities and rent expense of $269 thousand. These increases were offset by decreases in compensation related expenses of $104 thousand driven by fewer number of employees in the current year, a decrease in administrative and operating costs of $71 thousand as a result of cost cutting measures initiated in 2018, a decrease in consulting costs of $29 thousand and a decrease in stock compensation expense of $21 thousand.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended June 30, 2019 were $1.5 million, a decrease of $254 thousand compared to the three months ended June 30, 2018. The decrease in general and administrative expenses for the three months ended June 30, 2019 is attributable to a decrease in legal expenses of $212 thousand, a decrease in consulting costs of $157 thousand and a decrease in administrative and operating costs of $98 thousand as a result of cost cutting measures initiated in 2018.  These costs were offset by increases in facilities and rent expense of $218 thousand.

Other Income and Expense

Other income for the three months ended June 30, 2019 was $104 thousand, which was comprised of other income of $32 thousand and interest income of $72 thousand.  Other expenses for the three months ended June 30, 2018 was $10.1 million, which was comprised of derivative loss of $10.2 million, interest income of $45 thousand, interest expense of $12 thousand and other income of $26 thousand.

Comparison of the Six Months Ended June 30, 2019 and 2018

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2019 were $2.8 million, an increase of  $402 thousand compared to the six months ended June 30, 2018. The increase in research and development expenses for the six months ended June 30, 2019 is attributable to an increase clinical trial costs and scaffold manufacturing costs of $702 thousand and $131 thousand respectively, related to the opening up of new clinical trial sites in 2019 and an increase in facilities and rent expense of $159 thousand. These increases were offset by decreases in compensation related and stock compensation expense of $148 thousand and $75 thousand respectively, driven by fewer number of employees in the current year, a decrease in administrative and operating costs of $143 thousand as a result of cost cutting measures initiated in 2018, a decrease in consulting costs of $132 thousand, a decrease in depreciation expense of $65 thousand and a decrease in legal costs of $19 thousand.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were $3.2 million, a decrease of $2.0 million compared to the six months ended June 30, 2018. The decrease in general and administrative expenses for the six months ended June 30, 2019 is attributable to a decrease in compensation related and stock compensation expense of $1.1 million and $245 thousand respectively, driven by fewer number of employees in the current year, a decrease in legal fees of $450 thousand and a decrease in administrative and operating costs of $158 thousand as a result of cost cutting measures initiated in 2018.

Other Income and Expense

Other income for the six months ended months ended June 30, 2019 was $247 thousand, which was comprised of interest income of $171 thousand and other income of $76 thousand.  Other expenses for the six months ended months ended June 30, 2018 was $10.1 million, which was comprised of derivative loss of $10.2 million, interest income of $51  thousand, and other income of $68 thousand.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At June 30, 2019, our accumulated deficit was $213.1 million. Since our inception, we have historically financed our operations primarily through the sale of equity‑related securities.

At June 30, 2019, we had total assets of $13.6 million, total liabilities of $3.1 million, and total stockholders’ equity of $10.5 million. During the six months ended June 30, 2019, we recorded a net loss of $5.8 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. The financing we closed in June 2018, described in more detail below, provided necessary funding to fund operations into the first quarter of 2020.  This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Based on these factors, as of June 30, 2019, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

Financings Transactions

In June 2018, we closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of 1 share of our Common Stock, par value $0.00001 per share and 1 Series A warrant to purchase 1 share of Common Stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of 1 pre-funded Series B Warrant and 1 Series A warrant to purchase 1 share of Common Stock. Each Series A warrant has an exercise price of $2.00 per share, exercisable immediately from the date of issuance and expires 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.01 per share, exercisable immediately from the date of issuance and would have expired 20 years from the date of issuance. The net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. During the three and six months ended June 30, 2018, we issued an aggregate of 1,050,918 shares of  Common Stock upon the exercise of Series B warrants for aggregate proceeds of $10 thousand. During the three and six months ended June 30, 2019,  we did not issue any shares as a result of warrant exercise activity. There are no outstanding Series B warrants as of June 30, 2019.

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

In January 2018, we entered into a purchase agreement (“Purchase Agreement”) and registration rights agreement (“RRA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which we had the right to sell up to $15 million, in shares of our Common Stock, to Lincoln Park over a 24 month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018, our stockholders approved to increase the issuance and sale by us to Lincoln Park, including our prior issuances and sales of shares of Common Stock to Lincoln Park since January 2018, of up to 1,200,000 shares of Common Stock.  In accordance with the terms of the Purchase Agreement, at the time the we signed the Purchase Agreement and the RRA,  we issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of our Common Stock under the Purchase Agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital as of June 30, 2018. During the three months ended June 30, 2018, we sold an aggregate of 83,330 shares to Lincoln Park, for aggregate proceeds of $370 thousand net of issuance costs. During the six months ended June 30, 2018, we sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs..  During the three and six months ended June 30, 2019,  we did not sell any shares to Lincoln Park.  In May 2019, we terminated the Purchase Agreement with Lincoln Park.

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

Cashflows

Net cash used in operating activities for the six months ended June 30, 2019 was $6.7 million, as compared to net cash used in operating activities of $6.8 million for the six months ended June 30, 2018. The change in net cash used in operating activities for the six months ended months ended June 30, 2019, as compared to the same period in the prior year was primarily due to an decrease in our net loss of $11.9 million, a decrease in derivative loss of $10.2 million, a decrease in accrued expenses and other liabilities of $2.0 million, a change in the gain on lease assignment of $0.6 million and a decrease in share-based compensation expense of $0.3 million.

The Company did not generate or use cash in investing activities during the six months ended June 30, 2019 This compares to cash used in investing activities for the six months ended June 30, 2018 of $65 thousand attributable to purchase of equipment.

Net cash used in financing activities for the six months ended June 30, 2019, was $99 thousand consisting primarily $100 thousand in loan repayments which were partially offset by employee stock purchase plan issuances of $1 thousand. This compares to net cash provided by financing activities for the six months ended June 30, 2018 of $16.0 million consisting primarily of $16.5 million in proceeds from issuance of common stock associated with the June 2018 underwritten public offering and the Lincoln Park financing agreement which were partially offset by $522 thousand in loan repayments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of June 30, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

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

As previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, we identified the following deficiencies that existed as of December 31, 2018 and continued to exist at June 30, 2019.  When aggregated, these deficiencies represented a material weakness in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

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

Because of the deficiencies noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of both December 31, 2018 and June 30, 2019, based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

Despite the existence of the material weakness described above, our consolidated financial statements as of both December 31, 2018 and June 30, 2019, are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.

Plans for Remediation

We have developed a remediation plan and are currently taking actions to remediate the deficiencies noted above. The remediation plan ensures that each area affected by the material control weakness is put through a comprehensive remediation process. During the year ended December 31, 2018 and the three and six months ended June 30, 2019, our internal control remediation efforts included the following:

•

In the three months ended December 31, 2018 and subsequent interim periods, we performed an entity-level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. We plan to make this a continuous process in 2019 and thereafter.

•

We identified and are in the process of implementing a new general ledger accounting system that will address some of the limitations inherent in the current general ledger accounting system. As part of the implementation process, we engaged and will continue to engage information technology and financial reporting personnel to perform a risk and control assessment of the new general ledger accounting system. In the interim and prior to the full general ledger system implementation, we designed and identified compensating controls to address the limitations inherent with our existing general ledger accounting system.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $5.8 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $213.1 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Our consolidated financial statements as of June 30, 2019 were prepared under the assumption that we will continue as a going concern. At June 30, 2019, we had cash and cash equivalents of $9.9 million.  We estimate that our existing cash resources will be sufficient to fund our operations into the first quarter of 2020.  This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

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

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the clinical studies that are required. In July 2017, The INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial.  We subsequently closed enrollment in The INSPIRE Study and will follow the active patients until completion. The FDA has approved the INSPIRE 2.0 Study. However, the INSPIRE 2.0 Study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffold implants to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. Enrolling patients the INSPIRE 2.0 Study and any other clinical trial of our Neuro-Spinal Scaffold implant will continue to require the approval of the institutional review boards, or IRBs at each clinical site.

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

We do not have sufficient cash resources to continue our business operations beyond the first quarter of 2020.  Our current cash resources will not be sufficient to complete clinical development of our Neuro-Spinal Scaffold implant, including the resources needed to complete enrollment in our INSPIRE 2.0 Study and to reach submission of the HDE application to the FDA. In addition, we expect that our expenses will increase in connection with our ongoing activities, particularly as we conduct our INSPIRE 2.0 Study, and as we seek regulatory approval for our Neuro-Spinal Scaffold implant.  If we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.  If we are unable to raise additional capital, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or we may be forced to cease our operation entirely.  There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us.  If we are unable to raise capital when needed or on attractive terms, or should we engage in one or more potential strategic transactions, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.  If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.  Because of the significant uncertainty regarding these events, we are not able to accurately predict the impact of any potential changes in our existing business strategy.

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

We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates, and due to enrollment we may need to make a determination as to the next steps for our clinical program that could significantly impact our future operations and financial position.

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

For a period in 2016, as a result of an FDA pre-specified enrollment hold, we were unable to enroll patients in The INSPIRE Study pending FDA authorization to proceed with additional enrollment, which delayed our ability to open new sites and enroll patients at the pace we had anticipated. In addition, in July 2017 we halted enrollment in the study, and subsequently closed enrollment in the study. We are also experiencing enrollment delays with our INSPIRE 2.0 Study.  We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by regulatory agencies, and as a result, if the pace of enrollment does not increase, we may need to make a determination as to the next steps for the INSPIRE 2.0 Study and our clinical program.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical studies as planned, we may need to delay, limit, or terminate ongoing or planned clinical studies, any of which would have an adverse effect on our business. We also may consider changes to our current business strategy and future operations. We are reviewing alternatives with a goal of maximizing the value of our company. We could determine to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or to continue to operate our business in accordance with our existing business strategy.

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

We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. Currently we have 25,000,000 authorized shares of Common Stock of which 9,311,820 were issued and outstanding at June 30, 2019.  We have limited capital and in order for us to execute on our business plan and remain viable as a going concern, we must have the flexibility to engage in capital raising transactions until we are able to generate sufficient revenue and cash flow. Investors in prior transactions have purchased our Common Stock or our derivative securities, such as warrants, for which we must reserve unissued Common Stock.

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

To the extent we raise additional capital by issuing equity securities, including in a debt financing where we issue convertible notes or notes with warrants and any shares of our Common Stock to be issued, the issuance of additional shares is conditioned upon having an adequate number of authorized shares. In our Proxy Statement dated April 25, 2019, we proposed an increase in the number of authorized shares from 25,000,000 to 40,000,000. This increase requires stockholder approval. Our 2019 annual meeting of stockholders has been postponed due to a lack of quorum, and we anticipate publicly announcing a new record date and the new date, time and location of the annual meeting later in 2019. Preliminary voting results showed less than a majority of shares of our outstanding Common Stock voted in favor of the increase in authorized shares, which is the vote required to approve the increase.

If we are unable to hold our 2019 annual meeting or if the increase is not approved, we will be limited in our efforts to raise additional capital. In such event, our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected..

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

Our Common Stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, we have received deficiency letters due to the failure to maintain the minimum bid price and the failure to meet stockholder equity requirements, including the deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market letter  we received on July 17, 2019 notifying us that, for the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market.  As a result of previous deficiency letters, we needed to implement a reverse stock split, transfer to the Nasdaq Capital Market (from the Nasdaq Global Market), and implement a warrant amendment. We may also need to implement reverse stock split as a result of the July 2019 deficiency letter, as we are not currently in compliance with the minimum bid price requirement.

In the event that we fail to regain compliance or satisfy any of the listing requirements of the Nasdaq Capital Market, our Common Stock may be delisted. If our securities are delisted from trading on the Nasdaq Capital Market, and we are not able to list our securities on another exchange our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

•	a limited availability of market quotations for our securities;

•

a determination that our Common Stock is a “penny stock,” which would require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage

•	a limited ability to raise capital to continue to fund our operations by selling shares; and

•	a limited ability to acquire other companies or technologies by using our shares as consideration.

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

Item 5Other Information

On August 8, 2019, our Board of Directors approved a special bonus program under which Dr. Richard Toselli, our Chief Executive Officer, and Mr. Richard Christopher, our Chief Financial Officer, are eligible to receive special bonuses of $200,000 and $137,500, respectively (the “Special Bonuses”). The Special Bonuses are payable on January 15, 2020, provided that the employee remains an active employee through December 31, 2019.  In the event the employee’s employment is terminated by us without cause prior to December 31, 2019, we will be obligated to pay the employee the Special Bonus on the payment date set forth above subject to the employee’s execution of a customary separation and release of claims agreement.

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

4.1*	Form of Series A Warrant (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018.).

4.2#	Form of Series B Pre-Funded Warrant (incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018.)

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+

XBRL Taxonomy Presentation Linkbase Document

*  Corrected version of exhibit previously filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

# Corrected version of exhibit previously filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: August 13, 2019	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: August 13, 2019	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer