Form 10-Q
period 2019-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2019-11-07
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

As of November 4, 2019, 9,519,570 shares of the registrant’s Common Stock,  $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended September 30,  2019

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	September 30,	December 31,
	2019	2018
ASSETS:
Current assets:
Cash and cash equivalents	$8,136	$16,660
Restricted cash	4	4
Prepaid expenses and other current assets	386	461
Total current assets	8,526	17,125
Property, equipment and leasehold improvements, net	70	100
Restricted cash - non current	110	110
Operating lease right-of-use assets	1,278	—
Prepaid clinical trial expenses	1,130	996
Other assets	30	46
Total assets	$11,144	$18,377
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$821	$815
Loan payable, current portion	—	100
Operating lease liabilities	286	—
Accrued expenses	1,020	1,290
Total current liabilities	2,127	2,205
Other liabilities	63	61
Operating lease liabilities - non current	1,097	—
Total liabilities	3,287	2,266
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 25,000,000 shares; 9,519,570 shares issued and outstanding, including 206,500 shares of unvested restricted stock, at September 30, 2019; 9,309,255 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	223,644	223,440
Accumulated deficit	(215,788)	(207,330)
Total stockholders’ equity	7,857	16,111
Total liabilities and stockholders’ equity	$11,144	$18,377

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,459	$928	$4,285	$3,352
General and administrative	1,273	1,185	4,473	6,405
Total operating expenses	2,732	2,113	8,758	9,757
Operating loss	(2,732)	(2,113)	(8,758)	(9,757)
Other income / (expense):
Interest income	51	71	222	122
Other income	2	834	78	902
Derivatives loss	—	(1,967)	—	(12,165)
Other income / (expense), net	53	(1,062)	300	(11,141)
Net loss	$(2,679)	$(3,175)	$(8,458)	$(20,898)
Net loss per share, basic and diluted	$(0.29)	$(0.42)	$(0.91)	$(5.81)
Weighted average number of common shares outstanding, basic and diluted	9,311,956	7,562,807	9,311,258	3,597,460

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three Month Period Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2018	4,077,667	$1	$199,720	$(201,630)	$(1,909)
Share-based compensation expense	—	—	85	—	85
Fair value of derivative warrant liability reclassified to additional paid-in capital	—	—	23,436	—	23,436
Issuance of common stock upon vesting of restricted stock units	1,250	—	—	—	—
Issuance of common stock upon exercise of warrants	4,427,084	—	44	—	44
Issuance of common stock under ESPP	945	—	1	—	1
Net loss	—	—	—	(3,175)	(3,175)
Balance as of September 30, 2018	8,506,946	$1	$223,286	$(204,805)	$18,482

	Three Month Period Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2019	9,311,820	$1	$223,576	$(213,109)	$10,468
Share-based compensation expense	—	—	68	—	68
Issuance of common stock upon vesting of restricted stock units	1,250	—	—	—	—
Issuance of restricted common stock	206,500	—	—	—	—
Net loss	—	—	—	(2,679)	(2,679)
Balance as of September 30, 2019	9,519,570	$1	$223,644	$(215,788)	$7,857

See notes to the unaudited consolidated financial statements.

	Nine Month Period Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	1,370,992	$1	$194,016	$(183,907)	$10,110
Share-based compensation expense	—	—	541	—	541
Fair value of derivative warrant liability reclassified to additional paid-in capital	—	—	25,326	—	25,326
Issuance of common stock upon vesting of restricted stock units	1,250	—	—	—	—
Issuance of common stock upon exercise of warrants	5,478,002	—	55	—	55
Issuance of common stock in public offering	1,652,396	—	3,338	—	3,338
Issuance of common stock under ESPP	1,133	—	4	—	4
Fractional shares issued due to reverse stock split	2,733	—	—	—	—
Issuance of common stock to 401(k) plan	440	—	6	—	6
Net loss	—	—	—	(20,898)	(20,898)
Balance at September 30, 2018	8,506,946	$1	$223,286	$(204,805)	$18,482

	Nine Month Period Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	9,309,255	$1	$223,440	$(207,330)	$16,111
Share-based compensation expense	—	—	203	—	203
Issuance of common stock upon vesting of restricted stock units	2,750	—	—	—	—
Issuance of restricted common stock	206,500	—	—	—	—
Issuance of common stock under ESPP	1,065	—	1	—	1
Net loss	—	—	—	(8,458)	(8,458)
Balance at September 30, 2019	9,519,570	$1	$223,644	$(215,788)	$7,857

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,458)	$(20,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	75
Amortization of operating lease right-of-use assets	197	—
Loss on impairment of fixed assets	—	48
Derivatives loss	—	12,165
Gain on lease assignment	—	(603)
Non-cash interest expense	1	2
Common stock issued to 401(k) plan	—	6
Share-based compensation expense	203	541
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(72)	(961)
Accounts payable	6	291
Operating lease liability	(74)	—
Accrued expenses and other liabilities	(272)	9
Net cash used in operating activities	(8,425)	(9,325)
Cash flows from investing activities:
Purchases of property and equipment	—	(65)
Net cash used in investing activities	—	(65)
Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	1	4
Proceeds from exercise of warrants	—	55
Repayment of loan payable	(100)	(636)
Repurchase of warrants	—	(14)
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	—	16,511
Net cash (used in) provided by financing activities	(99)	15,920
Decrease in cash and cash equivalents and restricted cash	(8,524)	6,530
Cash, cash equivalents and restricted cash at beginning of period	16,774	13,271
Cash, cash equivalents and restricted cash at end of period	$8,250	$19,801
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$1	$35
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$1,475	$—
Fair value of derivative warrant liability reclassified to additional paid-in capital	$—	$25,326
Non-cash issuance of common stock for warrants	$—	$287

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

1.NATURE OF OPERATIONS AND GOING CONCERN, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Business

InVivo Therapeutics Holdings Corp., including its subsidiary, (the “Company”) is a biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries (“SCIs”). The Company’s proprietary technologies incorporate intellectual property that is licensed under an exclusive, worldwide license from Boston Children’s Hospital (BCH) and the Massachusetts Institute of Technology (MIT), as well as intellectual property that has been developed internally in collaboration with its advisors and partners.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At September 30, 2019, the Company had cash and cash equivalents of $8.1 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements.

Going Concern

The Company’s consolidated financial statements as of September 30, 2019 were prepared under the assumption that the Company will continue as a going concern. At September 30, 2019, the Company had cash and cash equivalents of $8.1 million. Given the Company’s development plans, the Company estimates cash resources will be sufficient to fund its operations into the first quarter of 2020. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of the Company’s existing resources.

The Company’s ability to continue as a going concern depends on its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its unaudited consolidated financial statements, and it is likely that investors will lose all or part of their investment. If the Company seeks additional financing to fund its business activities in the future and there remains substantial doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to the Company on commercially reasonable terms or at all. Based on these factors, as of September 30, 2019, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

Reverse Stock Split

On April 16, 2018, the Company effected a reverse stock split of its common stock, par value $0.00001 per share (the “Common Stock”), at a ratio of 1-for-25. As a result of the reverse stock split, (i) every 25 shares of the issued and outstanding Common Stock were automatically converted into 1 newly issued and outstanding share of Common Stock, without any change in the par value per share; (ii) shares of Common Stock underlying outstanding stock options and other equity instruments convertible into Common Stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

terms of the agreements governing such securities, and (iii) the number of authorized shares of Common Stock outstanding was proportionally decreased.

All of the Company’s historical share and per share information related to issued and outstanding Common Stock and outstanding options and warrants exercisable for Common Stock in these consolidated financial statements were adjusted, on a retroactive basis, to reflect this 1-for-25 reverse stock split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on April 1, 2019. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2019 and its results of operations and cash flows for the interim period presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. In January, July and December 2018, the FASB issued ASU No’s. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01, which were targeted improvements to ASU No. 2016-02 (collectively, with ASU No. 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new lease standard, and provided clarifications to address potential narrow-scope implementation issues. The Company adopted ASU 2016- 02 effective January 1, 2019 and elected the optional transition method for adoption. The Company also took advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed it to carryforward historical lease classifications. The Company also elected to keep leases with an initial term of 12 months or less off of the balance sheet as a policy election and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of the adoption date, the Company identified one operating lease arrangement in which it is a lessee.  The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $1.5 million and $1.5 million, respectively, on the Company’s balance sheet as of January 1, 2019. The adoption of the standard did not have a material effect on the Company’s consolidated statements of operations or statements of cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption was permitted, but no earlier than an entity’s adoption date of ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606). The Company adopted ASU 2018-07 on January 1, 2019 and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

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

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods. The additional elements of the ASU did not have a material impact on the Company's consolidated financial statements. This guidance was effective immediately upon issuance.

2.CASH AND CASH EQUIVALENTS

At September 30, 2019 and December 31, 2018, cash equivalents were comprised of money market funds and other short-term investments.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

Cash and cash equivalents consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Cash	$70	$(83)
Money market funds	8,066	16,743
Total cash and cash equivalents	$8,136	$16,660

3.RESTRICTED CASH

Restricted cash as of both September 30, 2019 and December 31, 2018 was $114 thousand. Restricted cash as of September 30, 2019 and December 31, 2018 included a $50 thousand security deposit related to the Company’s credit card account, $4 thousand related to 401(k) reserve account and a $60 thousand standby letter of credit in favor of a landlord (see Note 5).

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

The Company used valuation methods and assumptions that considered, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life, and dividend rates in estimating fair value for the warrants considered to be derivative instruments (see Notes 10 and 11).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$16,743	$—	$—	$16,743

	At September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$8,066	$—	$—	$8,066

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

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

On June 13, 2017, the Company entered into a new short-term lease, to sub-lease 5,233 square feet of its facility (the “Moderna Sublease”). The lease term was from July 1, 2017 through October 26, 2018. On June 19, 2017, the Company received a $55 thousand security deposit under the terms of the Moderna Sublease. In connection with Moderna Sublease, the Company did not record any sublease income for the three-month period ended September 30, 2018. In connection with the Moderna Sublease, the Company received sublease income of $112 thousand for the nine-month period ended September 30, 2018, which was recorded as an offset to rent expense. In conjunction with the assignment of the Cambridge Lease on May 3, 2018 further described below, this security deposit was transferred to the third party that assumed the lease. The Company did not record any sublease income associated with the Moderna Sublease during the three or nine months period ended September 30, 2019.

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

In connection with the assignment of the Cambridge Lease and the entry into the Current Cambridge Lease, the $311 thousand standby letter of credit was terminated, and a new standby letter of credit was established for $40 thousand. On November 1, 2018, the standby letter of credit was increased to $60 thousand. The $55 thousand security deposit under the Moderna Sublease was transferred to the third party and $603 thousand of deferred rent was removed from the consolidated balance sheets as of June 30, 2018. The resulting gain was recorded within the consolidated statement of operations during the second quarter of 2018. The Company also wrote off certain furniture, fixtures and equipment (including laboratory equipment) and recorded an impairment charge of $48 thousand for the nine months ended September 30, 2018. The Company did not record any impairment charges for the three-month period ended September 30, 2018.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

estimated its incremental borrowing rate based on electing the remaining lease term as of the adoption date.
•

Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

•	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost (In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$91	$273
Short-term lease cost	9	21
Variable lease cost	39	39
Total lease cost	$139	$333

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$9	$21
Operating cash flows from operating leases	90	150
Total cash paid for leases	$99	$171
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Weighted-average remaining lease term - operating leases	4.1 Years	4.1 Years
Weighted-average discount rate - operating leases	7.0%	7.0%

Maturities of lease liabilities due under the Company’s Current Cambridge Lease as of September 30, 2019 is as follows:

Leases (In thousands)	As of September 30, 2019
2019 (excluding the 9 months ended September 30, 2019	$93
2020	375
2021	386
2022	398
2023	339
Thereafter	—
Total lease payments	1,591
Less: imputed interest	(208)
Present value of lease liabilities	$1,383

Leases (In thousands)	Classification	As of September 30, 2019
Assets
Lease asset	Operating	$1,278
Total lease assets		$1,278

Liabilities
Current	Operating	$286
Non Current	Operating	1,097
Total lease liabilities		$1,383

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

Under FASB Accounting Standards Codification (“ASC”) Topic 840, Leases (“ASC 840”) the Company recognized rent expense on a straight-line basis over the term of the lease and recorded the difference between the amount charged to expense and the rent paid as prepaid rent or deferred rent liability. As of December 31, 2018, the amount of prepaid rent was $17 thousand and this amount was subsequently reversed upon adoption of ASU No. 2016-02 on January 1, 2019.

Under ASC 840, rent expense related to the Company’s real estate lease charged to operations for the three month period ended September 30, 2018 was $107 thousand.

Under ASC 840, rent expense related to the Company’s real estate lease charged to operations for the nine month period ended September 30, 2018 was $746 thousand, and did not include the one-time gain on termination of the Cambridge Lease of $603 thousand that was recorded to the consolidated statement of operations during the second quarter of 2018.

As of December 31, 2018, minimum future lease payments under non-cancellable leases were as follows (in thousands):

Year Ended December 31,
2019	$243
2020	375
2021	386
2022	398
2023	339
Total	$1,741

6.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Severance and restructuring	$—	$517
Compensation	606	489
Clinical	172	73
Legal	62	35
Other accrued expenses	180	176
Total accrued expenses	$1,020	$1,290

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

In May 2018, in order to obtain the consent of MassDev for facility changes, including the assignment of the Cambridge Lease, and the sale of certain assets, the Company paid down $300 thousand of principal on the MassDev loan. During the nine month period ended September 30, 2019, the Company made principal loan payments of $100 thousand. As of September 30, 2019, there was no outstanding loan payable balance.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

In October 2012, as part of the agreement, the Company issued MassDev a warrant for the purchase of 362 shares of the Company’s Common Stock of which 243 shares remain outstanding at September 30, 2019. The warrant has a 7-year term and is exercisable at $166 per share. The fair value of the warrant was determined to be $32 thousand and was amortized through interest expense over the life of the note. Amortization expense related to this loan for the three and nine month periods ended September 30, 2018 was $1 thousand and $3 thousand,  respectively. The Company did not record any amortization expense during the three months ended September 30, 2019. During the nine month period ended September 30, 2019,  the Company recorded $1 thousand in amortization expense. This amortization expense was included in interest expense in the Company’s consolidated statements of operations.

The equipment line of credit was secured by substantially all the assets of the Company, excluding intellectual property. The Company did not record any interest expense during the three months ended September 30, 2019. Interest expense related to this loan for the three month period ended September 30, 2018 was $9 thousand. Interest expense related to this loan for the nine month periods ended September 30, 2019 and 2018 was $1 thousand and $35 thousand, respectively.

8.COMMON STOCK

In May 2018, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized Common Stock from 4,000,000 to 25,000,000 shares.  As of September 30, 2019, and December 31, 2018, 9,519,570 and 9,309,255 shares were issued and outstanding respectively.

In June 2018, the Company closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of 1 share of the Company’s Common Stock and 1 Series A warrant to purchase 1 share of Common Stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of 1 pre-funded Series B Warrant, and 1 Series A warrant to purchase 1 share of Common Stock. Each Series A warrant has an exercise price of $2.00 per share, is exercisable immediately and expires 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.01 per share, was exercisable immediately and would have expired 20 years from the date of issuance (see Note 11). The net proceeds to the Company, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million (see Note 11). In September 2018, the Company entered into an Amendment to the Warrant Agency Agreement and Warrants (the “Ladenburg Warrant Amendment”) with Continental Stock Transfer & Trust Company (“Continental”) that amended the Warrant Agency Agreement, by and between the Company and Continental, as Warrant Agent, dated June 25, 2018, the Series A Common Stock Purchase Warrant, and the Series B Pre-Funded Common Stock Purchase Warrant, both dated June 25, 2018 (the Series A and Series B Warrant, collectively the “2018 Warrants”). The Ladenburg Warrant Amendment added a provision to each of the warrants that allowed the Company or a successor entity whose stock is not listed on a trading market to, in connection with a Fundamental Transaction (as such term is defined in the 2018 Warrants) that is not within the Company’s control, purchase the warrant from the holder, at the holder’s option, by paying the same form of consideration in the same proportion that is offered to the holders of the Company’s Common Stock in connection with the Fundamental Transaction, including cash, stock, any combination thereof and any choice of consideration thereof, in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Warrant on the consummation date of the Fundamental Transaction. The 2018 Warrants were initially classified as liabilities, as a result of the amendment, the Company reassessed the warrant classification and concluded that the warrants qualified for equity classification. The fair value of the amended 2018 Warrants was re-measured immediately prior to the date of the Ladenburg Warrant Amendment with changes in fair value recorded as a loss of $764 thousand in the Company’s consolidated statement of operations, and $14.7 million was reclassified to equity. During the three months ended September 30, 2018, the Company issued an aggregate of 4,427,084 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $44 thousand. The Company reclassified $8.7 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises. During the nine months ended September 30, 2018,

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

the Company issued an aggregate of 5,478,002 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $55 thousand. The Company reclassified $10.6 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises. During the three and nine months ended September 30, 2019, the Company did not issue any shares as a result of warrant exercise activity. There are no outstanding Series B warrants as of either September 30, 2019 or December 31, 2018.

In January 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which it had the right to sell up to $15 million, in shares of our Common Stock, to Lincoln Park over a 24 month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018, the Company’s stockholders approved to increase the issuance and sale by the Company to Lincoln Park, including the Company’s prior issuances and sales of shares of Common Stock to Lincoln Park since January 2018, of up to 1,200,000 shares of Common Stock. In accordance with the terms of the Purchase Agreement, at the time the Company signed the Purchase Agreement and the RRA, it issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of the Company’s Common Stock under the Purchase Agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital as of September 30, 2018. During the three months ended September 30, 2018, the Company did not sell any shares to Lincoln Park. During the nine months ended September 30, 2018, the Company sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs. During the three and nine months ended September 30, 2019,  the Company did not sell any shares to Lincoln Park. In May 2019, the Company terminated the Purchase Agreement with Lincoln Park.

In May 2018, the Company’s Board of Directors approved to increase the number of shares of Common Stock reserved under the 401(k) Plan by 4,000 shares, bringing the aggregate number of shares of Common Stock eligible for distribution pursuant to the 401(k) Plan as of that date to 4,100 shares. In the second quarter of 2018 the Company revised its 401(k)-matching policy to move from share matching to cash-based matching. During the three months ended September 30, 2018, the Company did not issue shares in 401(k) matching. During the nine months ended September 30, 2018, the Company issued an aggregate of 440 shares of Common Stock with a fair value of $6 thousand to the Company’s 401(k) plan as a matching contribution. The Company contributed $32 thousand in matching contributions to employee 401(k) accounts during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company contributed $45 thousand in cash as a matching contribution to employee 401(k) accounts.

During the three months ended September 30, 2019, the Company did not issue any shares under the Company’s Employee Stock Purchase Plan (the “ESPP”). In January 2019, 1,065 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued under the ESPP. During the three months ended September 30, 2018, the Company issued an aggregate of 945 shares of common stock under the Company’s ESPP and received cash proceeds of approximately $1 thousand. During the nine months ended September 30, 2018, the Company issued an aggregate of 1,133 shares of common stock under the Company’s ESPP and received cash proceeds of approximately $4 thousand.

During the three months ended September 30, 2019, the Company issued an aggregate of 1,250 shares of Common Stock upon vesting of restricted stock units. During the nine months ended September 30, 2019,  the Company issued an aggregate of 2,750 shares of Common Stock upon vesting of restricted stock units.

During the three and nine months ended September 30, 2018, the Company issued an aggregate of 1,250 shares of Common Stock upon vesting of restricted stock units.

During the three and nine months ended September 30, 2018, as part of the adjustment to reflect the Company’s 1-for-25 reverse stock split on its Common Stock on April 16, 2018, the Company issued 2,733 shares of Common Stock to account for the fractional roundup of shareholders.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

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

In April 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for grants of incentive stock options to employees, and nonqualified stock options, restricted Common Stock, restricted stock units (“RSUs”), and stock appreciation rights to employees, consultants, and non-employee directors of the Company.

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. As of September 30, 2019, the total number of shares available to be issued under the 2015 Plan was 2,046 shares, consisting of 160,000 shares initially authorized under the 2015 Plan shares plus the shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 7,500 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of Common Stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of Common Stock on such date, (ii) 2,000 shares, or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 50,000 shares. As of both September 30, 2019 and December 31, 2018, there were 7,923 shares reserved for issuance under the ESPP.

In January 2019, 1,065 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued under the ESPP. The ESPP is considered a compensatory plan with the related compensation cost recognized over each 6 month offering period. None of the Company’s employees participated in the ESPP plan in the current offering period and consequently no compensation expense was recorded in each of three and nine months periods ended September 30, 2019. The compensation expense related to the ESPP for each of the three and nine month periods ended September 30, 2018 was $1 thousand and was included in share-based compensation expense.

Stock-based compensation

For the three month periods ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense of $68 thousand and $85 thousand, respectively, inclusive of the expense related to the ESPP.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

For the nine month periods ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense of $203 thousand and $541 thousand, respectively, inclusive of the expense related to the ESPP

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The expected term of options granted under the Plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (10 years) and the vesting period (generally, 48 months). For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

The assumptions used principally in determining the fair value of options granted were as follows:

	September 30,	December 31,
	2019	2018
Risk-free interest rate	2.55%	2.45 - 2.88%
Expected dividend yield	0%	0%
Expected term (employee grants)	6 Years	5.62 Years
Expected volatility	105%	104%

The Company grants RSUs and restricted stock awards (“RSAs”), collectively referred to as restricted securities under its the 2015 Equity Incentive Plan. These restricted securities, generally vest over a three-year period, contingent on the recipient’s continued employment. Prior to vesting, all RSAs have the right to vote and receive dividends under the 2015 Equity Incentive Plan; however, the Company’s form of Restricted Stock Agreement provides that the payment of dividends on unvested RSAs shall be deferred until such time as the shares vest. The grant date fair value of these awards is based on the fair market value of our common stock on the date of grant.

Stock options

A summary of option activity as of September 30, 2019 and changes for the nine-month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2018	54,849	$100.83	7.32	$—
Granted	90,000	$1.53
Expired	(2,500)	$231.00
Cancelled/Forfeited	(17,459)	$40.12
Outstanding at September 30, 2019	124,890	$35.15	8.42	$—
Vested and Exercisable at September 30, 2019	28,283	$134.22	5.82	$—

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2019 was $1.25 per share. The total fair value of options that vested in the three months ended September 30, 2019 was $34 thousand. The total fair value of options that vested in the nine months ended September 30, 2019 was $103 thousand. For the three month period ended September 30, 2019, the Company recorded stock-based compensation expense of $42 thousand related to stock options. For the nine month period ended September 30, 2019, the Company recorded stock-based compensation expense of $126 thousand related to stock options. As of September 30, 2019, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $219 thousand and is estimated to be recognized over a period of 1.80 years.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

Restricted Securities

The following table summarizes the restricted securities activity under the 2015 Plan during the nine month period ended September 30, 2019:

Restricted Stock Awards		Weighted-Average
and Restricted Stock Units	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2018	10,250	$23.13
Granted	206,500	$0.52
Vested	(2,750)	$26.20
Unvested balance at September 30, 2019	214,000	$1.27

For the three month period ended September 30, 2019, the Company recorded stock-based compensation expense of $26 thousand related to the time-based restricted securities. For the nine-month period ended September 30, 2019, the Company recorded stock-based compensation expense of $77 thousand related to the time-based restricted securities. As of September 30, 2019, total unrecognized compensation expense related to non-vested restricted securities amounted to $253 thousand which the Company expects to recognize over a remaining weighted-average of 2.54 years.

10.     WARRANTS

The following table presents information about warrants to purchase Common Stock issued and outstanding at September 30, 2019:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2012	Equity	243	$166.00	10/5/2019
2014	Equity	307	$11.75	5/9/2021
2016	Equity	85,869	$250.00	3/18/2021
2018	Equity	7,586,711	$2.00	6/25/2023
Total		7,673,130
Weighted average exercise price			$4.78
Weighted average life in years				3.71

In May 2014, the Company issued warrants in a public offering (the “2014 Warrants”). At inception, the 2014 and 2018 Warrants had provisions that precluded equity classification. Upon amendment, the Company assessed whether the warrants required accounting as derivatives and determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. See below for a further description of the warrant amendments.

Warrant Cancellation

During the year ended December 31, 2018, the Company entered into warrant cancellation agreements with certain holders of the 2014 Warrants to cancel and terminate such warrants for total cash consideration of $14 thousand. As of September 30, 2019, the sole remaining 2014 Warrant was exercisable for an aggregate of 307 shares of Common Stock.

Warrant Amendment

In May 2018, the Company entered into a warrant amendment agreement with the sole remaining holder of a 2014 Warrant (the “Warrant Amendment”). The warrant holder received cash compensation of $19 thousand and a 2

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

year extension of warrant term in exchange for the removal of all anti-dilution provisions except those for stock splits, reverse splits or stock dividends. As a result of the Warrant Amendment, the Company reclassified the remaining 2014 Warrant valued at $1 thousand to stockholders’ equity (see Note 11).

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

During the three months ended September 30, 2018, the Company issued an aggregate of 4,427,084 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $44 thousand. The Company reclassified $8.7 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises. During the nine months ended September 30, 2018, the Company issued an aggregate of 5,478,002 shares of common stock upon the exercise of Series B warrants for aggregate proceeds of $55 thousand. The Company reclassified $10.6 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises. During the three and nine months ended September 30, 2019, the Company did not issue any shares as a result of warrant exercise activity. There are no outstanding Series B warrants as of either September 30, 2019 or December 31, 2018.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

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

As of the balance sheet at September 30, 2019 and December 31, 2018, the Company did not have any liability classified warrants.

The table below presents the changes in the derivative warrant liability during the three month period ended September 30, 2018:

(In thousands)	Three Months Ended September 30, 2018
Balance at June 30, 2018	$21,469
Reduction in derivative liability due to exercise of warrants	(8,730)
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	(14,706)
Increase in the fair value of warrants	1,967
Balance at September 30, 2018	$—

The table below presents the changes in the derivative warrant liability during the nine month period ended September 30, 2018:

(In thousands)	Nine Months Ended September 30, 2018
Balance at December 31, 2017	$4
Issuance of new warrants	13,172
Reduction in derivative liability due to exercise of warrants	(10,620)
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	(14,707)
Repurchase of warrants	(14)
Increase in the fair value of warrants	12,165
Balance at September 30, 2018	$—

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2019 (Unaudited)

(Continued)

12.    NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of Common Stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share of Common Stock is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants related to the Company’s May 2014 and June 2018 capital raises, unvested RSUs, unvested restricted stock awards and convertible securities are anti-dilutive and, therefore, excluded from diluted loss per share calculations.

For the nine month periods ended September 30, 2019 and 2018, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	September 30,
	2019	2018
Warrants	7,673,130	8,472,439
Stock options	124,890	42,390
Unvested RSUs	7,500	13,250
Unvested RSAs	206,500	—
Total potentially dilutive securities	8,012,020	8,528,079

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

Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries, or SCIs. Our approach to treating acute SCIs is based on our investigational Neuro-Spinal Scaffold™ implant, a bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord and is intended to treat acute SCI. The Neuro-Spinal Scaffold implant incorporates intellectual property licensed under an exclusive, worldwide license from Boston Children’s Hospital, or BCH, and the Massachusetts Institute of Technology, or MIT. We also plan to evaluate other technologies and therapeutics that may be complementary to our development of the Neuro-Spinal Scaffold implant or offer the potential to bring us closer to our goal of redefining the life of the SCI patient.

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

The INSPIRE Study

Our Neuro-Spinal Scaffold implant has been studied in The INSPIRE Study: the “InVivo Study of Probable Benefit of the Neuro- Spinal Scaffold for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury,” under an Investigational Device Exemption, or IDE, application for the treatment of neurologically complete thoracic traumatic acute SCI. We commenced an FDA-approved pilot study in 2014 that the FDA approved converting into The INSPIRE Study in January 2016. As of December 31, 2017, we had implanted our Neuro-Spinal Scaffold implant in a total of 19 patients in The INSPIRE Study, 16 of whom reached the 6-month primary endpoint visit, and 3 of whom died. In July 2017, after the third patient death, enrollment of patients in The INSPIRE Study was placed on hold as we engaged with the FDA to address the patient deaths.  We subsequently closed enrollment in The INSPIRE Study and will follow the remaining active subjects until completion.  Following discussions with the FDA, in March 2018, we received FDA approval for a randomized controlled trial to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant that we obtained from The INSPIRE Study. We refer to this as the INSPIRE 2.0 Study.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved IDE in the INPSIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.”   The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI.  The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the 2 study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy.  The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit.  We expect to conduct the INSPIRE 2.0 Study at up to 25 sites in the United States.  Enrolling patients in the INSPIRE 2.0 Study requires the approvals of the institutional review boards, or IRBs, at each clinical site. We estimate that enrollment in the INSPIRE 2.0 Study will be complete in the fourth quarter of 2020, with the final patient enrolled in the INSPIRE 2.0 study reaching their six-month primary endpoint visit in the second quarter of 2021. As of November 1, 2019, the first five patients in the INSPIRE 2.0 Study have been enrolled and 14 sites are open.

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

Results of Operations

Comparison of the Three Months Ended September 30,  2019 and 2018

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended September 30, 2019 were $1.5 million, an increase of $531 thousand compared to the three months ended September 30, 2018. The increase in research and development expenses for the three months ended September 30, 2019 is attributable to an increase clinical trial and scaffold manufacturing costs of $325 thousand and $142 thousand respectively, related to the opening up of new clinical trial sites in 2019,  an increase compensation related expenses of $56 thousand and an increase in legal costs of $72 thousand. These increases were offset by a decrease in consulting costs of $75 thousand.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended September 30, 2019 were $1.3 million, an increase of $88 thousand compared to the three months ended September 30, 2018. The increase in general and administrative expenses for the three months ended September 30, 2019 is attributable to an increase compensation related expenses of $211 thousand, an increase in legal expenses of $94 thousand and an increase in investor relations expenses of $63 thousand.  These increases were offset by a decrease in consulting costs of $199 thousand and a decrease in audit fees of $95 thousand.

Other Income and Expense

Other income for the three months ended September 30, 2019 was $53 thousand, which was comprised of other income of $2 thousand and interest income of $51 thousand. Other expenses for the three months ended September 30, 2018 was a loss of $1.1 million, which was comprised of derivative loss of $2 million, other income of $834 thousand primarily made up of a settlement agreement with a former vendor, interest income of $81 thousand and interest expense of $10 thousand.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2019 were $4.3 million, an increase of  $933 thousand compared to the nine months ended September 30, 2018. The increase in research and development expenses for the nine months ended September 30, 2019 is attributable to an increase clinical trial costs and scaffold manufacturing costs of $1 million and $274 thousand respectively, related to the opening up of new clinical trial sites in 2019, an increase in facilities and rent expense of $192 thousand and an increase in legal costs of $53 thousand.  These increases were offset by a decrease in consulting costs of $207 thousand, a decrease in administrative and operating costs of $161 thousand as a result of cost cutting measures initiated in 2018, decreases in compensation related and stock compensation expense of $92 thousand and $80 thousand respectively, driven by fewer number of employees in the current year, and a decrease in depreciation expense of $67 thousand.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $4.5 million, a decrease of $1.9 million compared to the nine months ended September 30, 2018. The decrease in general and administrative expenses for the nine months ended September 30, 2019 is attributable to a decrease in compensation related and stock compensation expense of $898 thousand and $258 thousand respectively, driven by fewer number of employees in the current year, a decrease in legal fees of $355 thousand, a decrease in audit fees of $176 thousand, a decrease in facilities and rent expense of $161 thousand,  a decrease in administrative and operating costs of $163 thousand as a result of cost cutting measures initiated in 2018 and, a decrease in consulting costs of $128 thousand. The decreases were partially offset by an increase in investor relations costs of $145 thousand.

Other Income and Expense

Other income for the nine months ended September 30, 2019 was $300 thousand, which was comprised of interest income of $222 thousand and other income of $78 thousand. Other expenses for the nine months ended September 30, 2018 was in a loss of $11.1 million, which was comprised of derivative loss of $12.2 million, other income of $902 thousand primarily made up of a settlement agreement with a former vendor, interest income of $159 thousand and interest expense of $36 thousand.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At September 30, 2019, our accumulated deficit was $215.8 million. Since our inception, we have historically financed our operations primarily through the sale of equity‑related securities.

At September 30, 2019, we had total assets of $11.1 million, total liabilities of $3.3 million, and total stockholders’ equity of $7.9 million. During the nine months ended September 30, 2019, we recorded a net loss of $8.5 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. The financing we closed in June 2018, described in more detail below, provided necessary funding to fund operations into the first quarter of 2020.  This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Based on these factors, as of September 30, 2019, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

Financings Transactions

In June 2018, we closed an underwritten public offering of an aggregate of 1,378,400 Common Units, at an offering price of $2.00 each, each comprised of 1 share of our Common Stock, par value $0.00001 per share and 1 Series A warrant to purchase 1 share of Common Stock. The public offering also included 6,242,811 pre-funded units at an offering price of $1.99 each, each comprised of 1 pre-funded Series B Warrant and 1 Series A warrant to purchase 1 share of Common Stock. Each Series A warrant has an exercise price of $2.00 per share, exercisable immediately from the date of issuance and expires 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.01 per share, exercisable immediately from the date of issuance and would have expired 20 years from the date of issuance. The net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. During the nine months ended September 30, 2018, we issued an aggregate of 5,478,002 shares of Common Stock upon the exercise of Series B warrants for aggregate proceeds of $55 thousand. During the three and nine months ended September 30, 2019, we did not issue any shares as a result of warrant exercise activity. There are no outstanding Series B warrants as of September 30, 2019.

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

In January 2018, we entered into a purchase agreement (“Purchase Agreement”) and registration rights agreement (“RRA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which we had the right to sell up to $15 million, in shares of our Common Stock, to Lincoln Park over a 24 month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018, our stockholders approved to increase the issuance and sale by us to Lincoln Park, including our prior issuances and sales of shares of Common Stock to Lincoln Park since January 2018, of up to 1,200,000 shares of Common Stock. In accordance with the terms of the Purchase Agreement, at the time the we signed the Purchase Agreement and the RRA, we issued 17,192 shares to Lincoln Park as consideration for its commitment to purchase shares of our Common Stock under the Purchase Agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital as of June 30, 2018. During the nine months ended September 30, 2018 we sold an aggregate of 256,804 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs. During the three and nine months ended September 30, 2019, we did not sell any shares to Lincoln Park. In May 2019, we terminated the Purchase Agreement with Lincoln Park.

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

Cashflows

Net cash used in operating activities for the nine months ended September 30, 2019 was $8.4 million, as compared to net cash used in operating activities of $9.3 million for the nine months ended September 30, 2018. The change in net cash used in operating activities for the nine months ended months ended September 30, 2019, as compared to the same period in the prior year was primarily due to an decrease in our net loss of $12.4 million, a decrease in derivative loss of $12.2 million, a decrease in share-based compensation expense of $0.3 million, a decrease in the change in accounts payable of $0.3 million, a decrease in the change in accrued expenses and other liabilities of $0.3 million, and a decrease in the change in a change in operating lease liability of $0.1 million. These decreases were offset by the change in gain on lease assignment of $0.6 million, an increase in the change in prepaids of $0.9 million and an increase in the amortization of operating lease right-of-use assets of $0.2 million.

The Company did not generate or use cash in investing activities during the nine months ended September 30, 2019. This compares to cash used in investing activities for the nine months ended September 30, 2018 of $65 thousand attributable to purchase of equipment.

Net cash used in financing activities for the nine months ended September 30, 2019, was $99 thousand consisting primarily $100 thousand in loan repayments which were partially offset by employee stock purchase plan issuances of $1 thousand. This compares to net cash provided by financing activities for the nine months ended September 30, 2018 of $15.9 million consisting primarily of $16.5 million in proceeds from the issuance of common stock associated with the June 2018 underwritten public offering and the Lincoln Park financing agreement, offset by $636 thousand in loan repayments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of September 30, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019.   The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.   Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2019, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $8.5 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $215.8 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Our consolidated financial statements as of September 30, 2019 were prepared under the assumption that we will continue as a going concern. At September 30, 2019, we had cash and cash equivalents of $8.1 million.  We estimate that our existing cash resources will be sufficient to fund our operations into the first quarter of 2020.  This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

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

We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. Currently we have 25,000,000 authorized shares of Common Stock of which 9,519,570 were issued and outstanding at November 1, 2019.  We have limited capital and in order for us to execute on our business plan and remain viable as a going concern, we must have the flexibility to engage in capital raising transactions until we are able to generate sufficient revenue and cash flow. Investors in prior transactions have purchased our Common Stock or our derivative securities, such as warrants, for which we must reserve unissued Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

Set forth below is information regarding shares of our common stock, $0.00001 par value per share (“Common Stock”), that were issued by us during the three months ended September 30, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. No underwriters were involved in any such issuances.

On September 25, 2019, pursuant to the terms of our 2015 Equity Incentive Plan (the “Plan”), we granted 69,000 shares of our restricted Common Stock to Richard Toselli, our Chief Executive Officer, and 47,500 shares of our restricted Common Stock to Richard Christopher, our Chief Financial Officer, in consideration of Dr. Toselli’s and Mr. Christopher’s service as officers.  These shares of restricted stock were issued under the Plan pursuant to Section 4(a)(2) of the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. We intend to file a registration statement on a Form S-8 to register these shares of restricted Common Stock for resale.

Other than as stated above, we did not issue any shares of our Common Stock or warrants to purchase shares of our Common Stock, or restricted stock awards, during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act and that have not otherwise been described in a Current Report on Form 8-K.

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

10.1

Form of Restricted Stock Agreement under the Company’s 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 27, 2019)

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document + Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: November 7, 2019	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: November 7, 2019	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer