Form 10-K
period 2019-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2020-02-20
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001‑37350

INVIVO THERAPEUTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	36‑4528166 (I.R.S. Employer Identification No.)
One Kendall Square, Suite B14402, Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)

(617) 863‑5500

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.00001 par value	NVIV	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,882,577 based on a per share price of $22.20, which was the closing price of the registrant’s Common Stock on the Nasdaq Capital Market the last trading date prior to June 30, 2019.

As of February 14, 2020, the number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 591,711.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INVIVO THERAPEUTICS HOLDINGS CORP.

ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Form 10-K, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold™; our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; and other factors detailed under “Risk Factors” in Part I, Item 1A of this Form 10-K. These forward looking statements are only predictions, are uncertain, and involve substantial known and unknown risks, uncertainties, and other factors which may cause our actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward looking statements. Such factors include, among others, the following:

•	our limited operating history and history of net losses;

•	our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern;

•	our ability to complete the INSPIRE 2.0 Study to support our existing Humanitarian Device Exemption application;

•	our ability to execute our strategy and business plan;

•	our ability to obtain regulatory approvals for our current and future product candidates, including our Neuro-Spinal Scaffold implant;

•	our ability to successfully commercialize our current and future product candidates, including our Neuro-Spinal Scaffold implant;

•	the progress and timing of our current and future development programs;

•	our ability to successfully open, enroll and complete clinical trials and obtain and maintain regulatory approval of our current and future product candidates;

•	our ability to protect and maintain our intellectual property and licensing arrangements;

•	our reliance on third parties to conduct testing and clinical trials;

•	market acceptance and adoption of our current and future technology and products;

•	our ability to promote, manufacture and sell our current and future products, either directly or through collaborative and other arrangements with third parties; and

•	our ability to attract and retain key personnel.

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

Item 1.  BUSINESS

Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries, or SCIs. Our mission is to redefine the life of the SCI patient, and we seek to develop treatment options intended to provide meaningful improvement in patient outcomes following SCI. Our approach to treating acute SCIs is based on our investigational Neuro-Spinal Scaffold implant, a bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord and is intended to treat acute SCI. The Neuro-Spinal Scaffold implant incorporates intellectual property licensed under an exclusive, worldwide license from Boston Children’s Hospital (BCH) and the Massachusetts Institute of Technology (MIT). We also plan to evaluate other technologies and therapeutics that may be complementary to our development of the Neuro-Spinal Scaffold implant or offer the potential to bring us closer to our goal of redefining the life of the SCI patient.

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

The INSPIRE Study

Our Neuro-Spinal Scaffold implant has been studied in The INSPIRE Study: the “InVivo Study of Probable Benefit of the Neuro-Spinal Scaffold for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury,” under an Investigational Device Exemption, or IDE, application for the treatment of neurologically complete thoracic traumatic acute SCI. We commenced an FDA-approved pilot study in 2014 that the FDA approved converting into The INSPIRE Study in January 2016. As of December 31, 2017, we had implanted our Neuro-Spinal Scaffold implant in a total of 19 patients in The INSPIRE Study, 16 of whom reached the 6-month primary endpoint visit, and 3 of whom died. In July 2017, after the third patient death, enrollment of patients in The INSPIRE Study was placed on hold as we engaged with the FDA to address the patient deaths.  We subsequently closed enrollment in The INSPIRE Study and will follow the remaining active subjects until completion.  Following discussions with the FDA, in March 2018, we received FDA approval for a randomized controlled trial to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant that we obtained from The INSPIRE Study. We refer to this as the INSPIRE 2.0 Study.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved IDE in the INPSIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.”   The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI.  The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the 2 study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy.  The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit.  We expect to conduct the INSPIRE 2.0 Study at up to 25 sites in the United States.  Enrolling patients in the INSPIRE 2.0 Study requires the approvals of the institutional review boards, or IRBs, at each clinical site. As of February 14, 2020, the first five patients in the INSPIRE 2.0 Study have been enrolled and 15 sites are open.  Given the number clinical sites that will be open for enrollment during 2020, we estimate that enrollment in the INSPIRE 2.0 Study will be complete in the fourth quarter of 2020, with the final patient enrolled in the INSPIRE 2.0 study reaching their six-month primary endpoint visit in the second quarter of 2021.

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

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold implant. The HDE modular shell is comprised of 3 modules: a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews each module, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of all 3 modules, which constitutes the complete HDE submission, the FDA makes a filing decision that may trigger the review clock for an approval decision. We submitted the first module in March 2017 and received feedback in June 2017. We submitted an updated first module in the fourth quarter of 2019. The HDE submission will not be complete until the manufacturing and clinical modules are also submitted.

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

We hold an exclusive worldwide license to a broad suite of patents co-owned by BCH and MIT covering the use of a wide range of polymers to treat SCI, and to promote the survival and proliferation of human stem cells in the spinal cord, or the BCH License. Issued patents and pending patent applications licensed under the BCH License cover the technology underlying our Neuro- Spinal Scaffold implant and the use of a wide range of biomaterial scaffolding for treating SCI by itself or in combination with drugs, growth factors, or human stem cells. The BCH License covers 6 issued United States patents and 19 issued international patents expiring between 2020 and 2027, and 1 pending international patent application.

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

In addition to the rights we license under the BCH License, we have additional rights relating to the Neuro-Spinal Scaffold implant. Together with MIT, we co-own U.S. patent No. 10,131,786 (“Poly((lactic-co-glycolic acid)-b-lysine) and process for synthesizing a block copolymer of PLGA and PLL- (poly-e-cbz-l-lysine)”), which expires in 2033.

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

Financial Information and Research and Development Expenditures

We have incurred net losses each year since our inception, including net losses of $11.8 million for the year ended December 31, 2019 and $23.4 million for the year ended December 31, 2018. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities related to our Neuro Spinal Scaffold implant. Our research and development expenditures, which include research and development related to our product candidates, were $5.6 million and $4.9 million in 2019 and 2018, respectively.

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

Employees

As of December 31, 2019, we had 6 full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good. We also utilize a number of consultants to assist with financial, research and development, human resources, clinical and regulatory activities. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need additional funding.  If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely.

We do not have sufficient cash resources to continue our business operations beyond the second quarter of 2020.   Our current cash resources will not be sufficient to complete clinical development of our Neuro-Spinal Scaffold implant, complete enrollment in our INSPIRE 2.0 Study or reach submission of the HDE application to the FDA. In addition, we expect that our expenses will increase in connection with our ongoing activities, particularly as we conduct our INSPIRE 2.0 Study, and as we seek regulatory approval for our Neuro-Spinal Scaffold implant.  If we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

To the extent we raise additional capital by issuing equity securities, including in a debt financing where we issue convertible notes or notes with warrants and any shares of our Common Stock to be issued, the issuance of additional shares may be conditioned upon having an adequate number of authorized shares. We may need to amend our articles of incorporation to increase the number of authorized shares, and such amendment will require stockholder approval. We postponed our 2019 annual meeting of stockholders due to a lack of quorum, and we may need to postpone our future annual meetings due to a lack of quorum.  If we are unable to hold future annual meetings or if such increases in our authorized shares are not approved, we will be limited in our efforts to raise additional capital. In such event, our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

If we are unable to raise additional capital, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or we may be forced to cease our operation entirely.  There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us.  If we are unable to raise capital when needed or on attractive terms, or should we engage in one or more potential strategic transactions, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts or to cease operations entirely.  If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.  Because of the significant uncertainty regarding these events, we are not able to accurately predict the impact of any potential changes in our existing business strategy.

Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to:

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

There is substantial doubt about our ability to continue as a going concern, which will affect our ability to obtain future financing and may require us to curtail or cease our operations.

Our consolidated financial statements as of December 31, 2019 were prepared under the assumption that we will continue as a going concern. At December 31, 2019, we had cash and cash equivalents of $6.6 million. We estimate that our existing cash resources will be sufficient to fund our operations into the second quarter of 2020. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.  Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated February 20, 2020 included elsewhere in this Form 10-K.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. When we seek additional financing to fund our business activities as a result of the substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Although we completed a public offering of shares of our Common Stock and warrants to purchase shares of our Common Stock, par value $0.00001 per share (the “Common Stock”), in November 2019 which resulted in net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, of $367 thousand, if we are not successful in raising additional capital, we will not be able to continue as a going concern.

We have a limited operating history and have incurred significant losses since our inception.

We have incurred net losses each year since our inception, including net losses of $11.8 million for the year ended December 31, 2019 and $23.4 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $219.2 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the clinical studies that are required. In July 2017, The INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial.  We subsequently closed enrollment in The INSPIRE Study and will follow the active patients until completion. The FDA has approved the INSPIRE 2.0 Study. However, the INSPIRE 2.0 Study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffold implants to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. For example, enrollment in our Inspire 2.0 trial has been slower than we initially anticipated. Enrolling patients the INSPIRE 2.0 Study and any other clinical trial of our Neuro-Spinal Scaffold implant will continue to require the approval of the institutional review boards, or IRBs at each clinical site.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and other third party funding alternatives including license and collaboration agreements. To raise additional capital or pursue strategic transactions, we expect in the future to sell additional shares of our Common Stock, or other securities convertible into or exchangeable for our Common Stock, which will dilute the ownership interest of our current stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us or that may reduce the value of our Common Stock. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts for our Neuro-Spinal Scaffold implant or any other product candidates that we develop or acquire or to cease operations entirely.

The Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cut and Jobs Act, or the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, which we refer to as the Code. The Tax Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many  business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the long-term impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will continue to respond to the Tax Act. The impact of this tax reform on holders of our Common Stock also remains uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Common Stock.

Our ability to use our net operating loss carryforwards and tax credit carryforwards may be limited.

We have generated significant net operating loss carryforwards, or NOLs, and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs and R&D credits forward to reduce our tax liability in future years. Federal NOLs generated on or before December 31, 2017 can generally be carried back 2 years and carried forward for up to 20 years and can be applied to offset 100% of taxable income in such years.  Under federal income tax law, however, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but may not be carried back and the deductibility of such federal NOLs is limited to 80% of taxable income in such years.  It is uncertain how various states will continue to respond to the Tax Act.

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

We currently have only 1 product candidate, the Neuro-Spinal Scaffold implant, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval, and commercialization of that product candidate, which may never occur. We currently have no products available for sale, generate no revenues from sales of any products, and we may never be able to develop marketable products. Our Neuro-Spinal Scaffold implant will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. Before obtaining regulatory approval via the HDE pathway for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternative forms of treatment. Alternatively, if we were to seek pre-market approval, or PMA, for our product candidate, that would require demonstration that the product is safe and effective for use in each target indication. This process can take many years. Of the large number of medical devices in development in the United States, only a small percentage successfully complete the regulatory approval process required by the U.S. Food and Drug Administration, or the FDA and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize our Neuro-Spinal Scaffold implant or any other product candidate.

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

Biological products must satisfy the requirements of the Public Health Services Act and its implementing regulations. In order for a biologic product to be legally marketed in the U.S., the product must have a biologics license applicable approved by the FDA. The testing and approval process requires substantial time, effort, and financial resources, and each may take several years to complete.

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

For example, in the United States, legislative changes have been enacted in the past and further changes are proposed that would impact the Patient Protection and Affordable Care Act, or the Affordable Care Act. These new laws may result in additional reductions in Medicare and other healthcare funding. Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. The Affordable Care Act has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented. With the current Presidential administration and Congress, there have been, and may be additional, legislative changes affecting the Affordable Care Act, including repeal of certain provisions of the Affordable Care Act. It remains to be seen, however, precisely what impact legislation to date and any future legislation will have on the availability of healthcare and containing or reducing healthcare costs. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. We cannot quantify or predict with any certainty the likely impact of the Affordable Care Act, its amendment or repeal, or any alternative or related legislation, or any implementation of any such legislation, on our business model, prospects, financial condition, and results of operations.

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

Risks Related to Investment in Our Securities

The price of our Common Stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	the status, completion, and/or results of our clinical trials;

•	actual or anticipated variations in our operating results;

•	announcement of the commencement or completion of securities offerings by us;

•	announcements of developments by us or our competitors;

•	regulatory actions regarding our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	sales of our Common Stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

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

Our Common Stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, we have received deficiency letters due to the failure to maintain the minimum bid price and the failure to meet stockholder equity requirements, including the deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market letter  we received on July 17, 2019 notifying us that, for the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market.  On January 10, 2020, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), the Company provided written notice to Nasdaq of its intention to cure the deficiency, and on January 14, 2020, in accordance with Nasdaq Listing Rule 5810(c)(2)(B), we were provided an additional 180 calendar day compliance period, or until July 13, 2020, to regain compliance with the bid price requirement. On February 11, 2020, to address the 2019 July deficiency letter, we implemented a 1-for-30 reverse stock split of our common stock and a proportionate reduction in our authorized common stock, which we believe will allow us to regain or remain in compliance with the bid price requirement. However, there can be no assurance that we will regain compliance with the bid price requirement, or that we will continue to be in compliance with the other continued listing requirements of the Nasdaq Capital Market.

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

As of December 31, 2018, our management identified a material weakness in our internal control over financial reporting. This material weakness was remediated as of December 31, 2019; however, any failure to maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we have a public float of $75 million or greater.

During the audits for the period ended December 31, 2018, we determined that our internal control over financial reporting was not effective due to a material weakness stemming primarily from (i) not performing timely and ongoing entity level risk assessment, (ii) not following appropriate system development lifecycle controls when implementing a new general ledger accounting system in July 2018 and (iii) not formally performing evaluations to ascertain whether the components of internal control were present and functioning through the period ended September 30, 2018. To remediate the material weakness identified and to prevent similar deficiencies in the future, throughout fiscal 2019 we added additional controls and procedures, including: (i) performing timely and ongoing entity-level risk assessment, (ii) implementing a new general ledger accounting system that addressed some of the limitations inherent in the previous general ledger accounting system while making sure to follow appropriate system development lifecycle controls, and (iii) engaging a third-party to perform an evaluation to ascertain whether the components of internal control were present and functioning throughout the year ended December 31, 2019. Management determined that we have remediated this material weakness as of December 31, 2019.

However, if we fail to maintain effective internal controls and procedures for financial reporting, it could result in material misstatements in the annual or interim financial statements that would not be prevented or detected in a timely manner. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

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

Holders

As of February 14, 2020, we had approximately 277 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Recent Sales of Unregistered Securities

As consideration for the services provided to us by H.C. Wainwright & Co., LLC (“Wainwright”) as placement agent for our November 2019 public offering of Common Stock (the “2019 Offering”), we agreed, subject to the approval by our stockholders of an increase to the authorized number of shares of our Common Stock, to issue to Wainwright , or its designees, placement agent warrants (the “Placement Agent Warrants”) to purchase an aggregate of 15,168 shares of our Common Stock. On January 21, 2020, our stockholders approved an increase in the number of authorized shares of our Common Stock, and on January 21, 2020, the Placement Agent Warrants were issued to Wainwright’s designees.  The Placement Agent Warrants have an exercise price of $4.50 per share, are immediately exercisable and expire in November 2024. Our agreement to issue the Placement Agent Warrants was made, and the Placement Agent Warrants were issued, in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. No underwriters were involved in such transaction.

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

All share amounts presented in this Item 7 give effect to the 1-for-25 reverse stock split of our outstanding shares of Common Stock that occurred on April 16, 2018 and the 1-for-30 reverse stock split of our outstanding shares of Common Stock that occurred on February 11, 2020.

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

Business Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries, or SCIs. Our approach to treating acute SCIs is based on our investigational Neuro-Spinal Scaffold™ implant, a bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord and is intended to treat acute SCI. The Neuro-Spinal Scaffold implant incorporates intellectual property licensed under an exclusive, worldwide license from BCH and MIT. We also plan to evaluate other technologies and therapeutics that may be complementary to our development of the Neuro-Spinal Scaffold implant or offer the potential to bring us closer to our goal of redefining the life of the SCI patient.

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

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in our statement of operations over the service period based on a measure of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model and the fair value of each restricted stock award or restricted stock unit, which we refer to collectively as restricted securities, is determined based on the fair market value of our Common Stock on the date of grant. The fair value is amortized as a compensation cost on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The expected term of any options granted under our stock plans is based on the average of the contractual term (generally, 10 years) and the vesting period (generally, 48 months). The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the expected term of the option. The restricted securities generally vest over a three-year period, contingent on the recipient’s continued employment.  See Note 11, “Shared-Based Compensation, Stock Options and Restricted Securities,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10 K for more information about the assumptions underlying these estimates.

Derivative Instruments

Certain of our issued and outstanding warrants to purchase Common Stock previously contained anti‑dilution provisions. These warrants did not meet the requirements for classification as equity and were thus recorded as derivative warrant liabilities. We used valuation methods and assumptions that considered, among other factors, the fair value of the underlying stock, risk‑free interest rate, volatility, expected life and dividend rates consistent with those discussed in Note 10, “Derivative Instruments”, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10‑K, in estimating the fair value for these warrants. Such derivative warrant liabilities were initially recorded at fair value, with subsequent changes in fair value charged (credited) to operations during each reporting period. The fair value of such derivative warrant liabilities was most sensitive to changes in the fair value of the underlying Common Stock and the estimated volatility of our Common Stock. As of December 31, 2019,  we did not have any liability classified warrants. See Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information about the derivative activity during the year.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. In January, July and December 2018, the FASB issued ASU No’s. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01, which were targeted improvements to ASU No. 2016-02 (collectively, with ASU No. 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new lease standard, and provided clarifications to address potential narrow-scope implementation issues. We adopted ASU No. 2016- 02 effective January 1, 2019 and elected the optional transition method for adoption. We also took advantage of the transition package of practical expedients permitted within ASU No. 2016-02, which among other things, allowed us to carryforward historical lease classifications. We also elected to keep leases with an initial term of 12 months or less off of the balance sheet as a policy election and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of the adoption date, we identified one operating lease arrangement in which we are a lessee.  The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $1.5 million and $1.5 million, respectively, on our balance sheet as of January 1, 2019. The adoption of the standard did not have a material effect on our consolidated statements of operations or statements of cash flows.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU relates to the impacts of the tax legislation commonly referred to as the Tax Reform Act. The guidance permits the reclassification of certain income tax effects of the Tax Reform Act from other comprehensive income to retained earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance was effective for annual periods beginning after December 15, 2018, and interim periods within those reporting periods. Early adoption was permitted. Entities may adopt the guidance using 1 of 2 transition methods: retrospective to each period (or periods) in which the income tax effects of the Tax Reform Act related to the items remaining in other comprehensive income are recognized or at the beginning of the period of adoption. We adopted ASU No. 2018-02 on January 1, 2019 and it did not have a material effect on our financial position, results of operations or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption was permitted, but no earlier than an entity’s adoption date of ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606). We adopted ASU No. 2018-07 on January 1, 2019 and it did not have a material effect on our financial position, results of operations or disclosures.

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

The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and were effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We adopted ASU No. 2018-09 on January 1, 2019, and it did not have a material effect on our financial position, results of operations or disclosures.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. We presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date periods. The additional elements of the ASU did not have a material impact on our consolidated financial statements. This guidance was effective immediately upon issuance.

In November 2019, the FASB issued ASU No. 2019-08 “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer.”  ASU No. 2019-08 amends and clarifies ASU No. 2018-07, which we adopted on January 1, 2019, to require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718.  For entities that have already adopted the amendments in ASU No. 2018-07, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  This guidance is applicable to the us in the fiscal year beginning January 1, 2020. We are currently evaluating the effects of this pronouncement on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 is effective for us beginning in fiscal 2021. We are currently in the process of evaluating the effects of this pronouncement on our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

Research and Development Expenses

Research and development expenses increased by $0.7 million to $5.6 million for the year ended December 31, 2019 from $4.9 million for the year ended December 31, 2018. The increase in research and development expenses for the year ended December 31, 2019 is attributable  to an increase clinical trial costs and scaffold manufacturing costs of $692 thousand and $354 thousand respectively, related to the opening up of new clinical trial sites in 2019, an increase in facilities and rent expense of $211 thousand and an increase in legal costs of $104 thousand.  These increases were offset by a decrease in consulting costs of $235 thousand, a decrease in administrative and operating costs of $145 thousand as a result of cost cutting measures initiated in 2018, decreases in compensation related and stock compensation expense of $121 thousand and $89 thousand respectively, driven by fewer employees in 2019, a decrease in depreciation expense of $68 thousand and a decrease in recruiting costs of $30 thousand.

General and Administrative Expenses

General and administrative expenses decreased by $1.9 million to $5.9 million for the year ended December 31, 2019 from $7.8 million for year ended December 31, 2018. This decrease in general and administrative expenses is attributable to a decrease in compensation related and stock compensation expense of $612 thousand and $260 thousand respectively, driven by fewer employees in 2019, a decrease in legal fees of $374 thousand, a decrease in consulting costs of $241 thousand, a decrease in accounting fees of $197 thousand, a decrease in administrative and operating costs of $183 thousand as a result of cost cutting measures initiated in 2018, a decrease in facilities and rent expense of $151 thousand and a decrease in recruiting costs of $120 thousand. The decreases were partially offset by an increase in investor relations costs of $179 thousand.

Interest Income / (Expense), Net

Interest income, net increased by $48 thousand to $254 thousand for the year ended December 31, 2019 from $206 thousand for the year ended December 31, 2018.  This increase is attributed to lower interest expense in the current year as a result of early payment of a loan, partially offset by lower average balance of funds in our cash and cash equivalents balances in 2019.

Warrant Modification Expense

During the year ended December 31, 2019 the Company incurred $666 thousand in expense related to the Second Ladenburg Warrant Amendment (defined below). During the year ended December 31, 2018 the Company incurred of $765 thousand in expense related to the May 2018 and September 2018 amendment of warrants.

Derivatives Gain / (Loss)

The Company did not incur any derivative gains or losses in 2019. During the year ended December 31, 2018 the Company incurred a loss of $11.4 million attributed to the issuance of the liability classified warrants in 2018 and the subsequent change in fair value through the date of warrant exercises or reclassification to equity.

Other Income / (Expense)

Other expense for the year ended December 31, 2019 was $79 thousand. Other income for the year ended December 31, 2018 was $1.3 million primarily due to a settlement agreement with a former vendor.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At December 31, 2019, our accumulated deficit was $219.2 million.

At December 31, 2019, we had total assets of $9.3 million, total liabilities of $3.7 million, and total stockholders’ equity of $5.6 million. We recorded a net loss of $11.8 million for the year ended December 31, 2019. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. The financings we closed in June 2018 and November 2019, described in more detail below, will provide necessary funding to fund operations into the second quarter of 2020. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Based on these factors, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

Financings Transactions

In November 2019, we closed a public offering of an aggregate of 233,341 shares of our Common Stock, at an offering price of $3.60 per share (the offering, the “2019 Offering”). The net proceeds to us after deducting the placement agent fees and other offering expenses, were $367 thousand.  In connection with the 2019 Offering, we issued to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the 2019 Offering, warrants (the “Placement Agent Warrants”) to purchase an aggregate of 15,168 shares of our Common Stock. The Placement Agent Warrants have an exercise price of $4.50 per share, are immediately exercisable and expire in November 2024.

In June 2018, we closed an underwritten public offering of an aggregate of 45,950 Common Units, at an offering price of $60.00 each, each comprised of 1 share of our Common Stock, par value and 1 Series A warrant to purchase 1 share of Common Stock. The public offering also included 208,096 pre-funded units at an offering price of $59.70 each, each comprised of 1 pre-funded Series B Warrant and 1 Series A warrant to purchase 1 share of Common Stock. Each Series A warrant had an exercise price of $60.00 per share, was exercisable immediately from the date of issuance and expired 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.30 per share, was exercisable immediately and would have expired 20 years from the date of issuance. The net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. During the year ended December 31, 2018, we issued an aggregate of 208,096 and 1,150 shares of Common Stock upon the exercise of Series B and Series A warrants respectively for aggregate proceeds of $131 thousand. There were no outstanding Series B warrants as of either December 31, 2019 or December 31, 2018. During the year ended December 31, 2019,  we did not issue any shares as a result of warrant exercise activity.

In September 2018, we entered into an Amendment to Warrant Agency Agreement and Warrants, or the Ladenburg Warrant Amendment, with Continental  Stock Transfer & Trust Company, or Continental, that amended the Warrant Agency Agreement, by and between us and Continental, as Warrant Agent, dated June 25, 2018, and the Series A Common Stock Purchase Warrant, and the Series B Pre-Funded Common Stock Purchase Warrant both dated June 25, 2018, and we refer to the Series A and Series B Warrant collectively as the 2018 Warrants. See Notes 9, 10 and 12 to our Consolidated Financial Statements for more information about the Ladenburg Warrant Amendment.

In November 2019, we entered into a Second Amendment to Warrant Agency Agreement and Warrants, (“the Second Ladenburg Warrant Amendment”), by and between us and Continental, as Warrant Agent, dated November 21, 2019, that amended the Series A warrants to reflect a reduced exercise price per share of $6.98 from $60.00. See Notes 9, 10 and 12 to our Consolidated Financial Statements for more information about the Second Ladenburg Warrant Amendment.

In January 2018, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC, which we refer to as Lincoln Park, under which we had the right to sell up to $15 million in shares of our Common Stock to Lincoln Park over a 24-month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018 at our Annual Meeting of Stockholders, our stockholders approved an increase to the number of shares of Common Stock available for issuance and sale by us to Lincoln Park, including our prior issuances and sales of shares of Common Stock to Lincoln Park since January 2018, up to 40,000 shares of Common Stock. In accordance with the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the RRA, we issued 574 shares to Lincoln Park as consideration for its commitment to purchase shares of our Common Stock under the purchase agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital as of December 31, 2018. During the year ended December 31, 2018 we sold an aggregate of 8,561 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs. During the year ended December 31, 2019, we did not sell any shares to Lincoln Park. In May 2019, we terminated the Purchase Agreement with Lincoln Park

Facility Changes

In May 2018, we assigned our commercial lease for 26,342 square feet in Cambridge, Massachusetts (the “Cambridge Lease”) to a third party, who assumed from us all of our remaining rights and obligations under the lease.  Concurrently with the lease assignment, we entered into a sublease for 5,104 square feet of the space, originally part of the Cambridge Lease, from the third party to which we assigned the lease. The sublease ends on October 31, 2023 and contains rent holidays and rent escalation clauses. In order to obtain the consent of our lender for these facility changes and the sale of certain assets, we repaid $300 thousand of principal on our loan and recorded an impairment charge of $48 thousand. On January 1, 2019 we adopted ASU No. 2016-02, Leases (Topic 842). The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $1.5 million and $1.5 million, respectively, on our balance sheet.  For more information, see Note 7 and Note 15 to the notes to our Consolidated Financial Statements in Item 8 of this report.

We expect to pursue various other dilutive and non-dilutive funding alternatives to raise additional capital to proceed with development of some or all of our product candidates on expected timelines. The source, timing and availability of any future financing will depend principally upon market conditions and the status of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and capital expenditures, to license our potential products or technologies to third parties or to cease our operations entirely. We may alternatively engage in cost-cutting measures in an attempt to extend our cash resources as long as possible. If we are unable to raise additional capital, we may be forced to cease operations entirely.

Net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, and working capital requirements. Net cash used in operating activities for the year ended December 31, 2019 was $10.3 million compared to $12.3 million for the year ended December 31, 2018. The change in net cash used in operating activities for the year ended December 31, 2019 as compared to the same period in the prior year was primarily due to a decrease in our net loss of $11.6 million, a decrease in derivative loss of $11.4 million, a decrease in share-based compensation expense of $0.4 million. These decreases were offset by an increase in the change in other assets of $0.9 million, change in gain on lease assignment of $0.6 million,  change in warrant modification expense of $0.1 million, an increase in the change in accrued expenses and other liabilities of $0.3 million, an increase in the change in accounts payable of $0.3 million and an increase in the amortization of operating lease right-of-use assets of $0.3 million.

Net cash used in investing activities for the years ended December 31, 2019 and 2018, was $12 thousand and  $65 thousand, respectively attributable to purchases of capital equipment.

Net cash provided by financing activities for the year ended December 31, 2019 was $268 thousand consisting primarily of $367 thousand in proceeds from the issuance of Common Stock associated with the November 2019 underwritten public offering, offset by $100 thousand in loan repayments. This compares to net cash of $15.9 million provided by financing activities for the year ended December 31, 2018 consisting primarily of $16.5 million in proceeds from the issuance of common stock associated with the June 2018 underwritten public offering and the Lincoln Park financing agreement, $0.1 million in proceeds from exercise of warrants offset by $0.8 million in loan repayments and $14 thousand for the repurchase of warrants.

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

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

SPECIAL NOTE

All share numbers and share prices presented in this Item 8 have been adjusted to reflect the 1-for-25 reverse stock split of the Company’s Common Stock effected on April 16, 2018 and the 1 for 30 reverse stock split of the Company’s Common Stock effected on February 11, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

InVivo Therapeutics Holdings Corp. and Subsidiary

Cambridge, Massachusetts

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of InVivo Therapeutics Holdings Corp. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

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

Boston, Massachusetts

February 20, 2020

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

	December 31,
	2019	2018

ASSETS:
Current assets:
Cash and cash equivalents	$6,602	$16,660
Restricted cash	4	4
Prepaid expenses and other current assets	177	461
Total current assets	6,783	17,125
Property, equipment and leasehold improvements, net	73	100
Restricted cash - non current	110	110
Operating lease right-of-use assets	1,211	—
Prepaid clinical trial expenses	1,122	996
Other assets	26	46
Total assets	$9,325	$18,377
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$942	$815
Loan payable, current portion	—	100
Operating lease liabilities	294	—
Accrued expenses	1,427	1,290
Total current liabilities	2,663	2,205
Other liabilities	59	61
Operating lease liabilities - non current	1,020	—
Total liabilities	3,742	2,266
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 16,666,667 shares; 550,736 shares issued and outstanding, including 6,886 shares of unvested restricted stock, at December 31, 2019; 310,330 shares issued and outstanding at December 31, 2018	2	1
Additional paid-in capital	224,741	223,440
Accumulated deficit	(219,160)	(207,330)
Total stockholders’ equity	5,583	16,111
Total liabilities and stockholders’ equity	$9,325	$18,377

See notes to the consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 16, 2018 and the 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

	Year Ended December 31,

	2019	2018
Operating expenses:
Research and development	$5,602	$4,931
General and administrative	5,895	7,836
Total operating expenses	11,497	12,767
Operating loss	(11,497)	(12,767)
Other income / (expense):
Interest income / (expense), net	254	206
Warrant modification expense	(666)	(765)
Derivatives loss	—	(11,400)
Other income	79	1,303
Other income / (expense), net	(333)	(10,656)
Net loss	$(11,830)	$(23,423)
Net loss per share, basic and diluted	$(35.28)	$(140.81)
Weighted average number of common shares outstanding, basic and diluted	335,350	166,348

See notes to the consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 16, 2018 and the 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	45,700	$1	$194,016	$(183,907)	$10,110
Share-based compensation expense	—	—	618	—	618
Fair value of derivative warrant liability reclassified to additional paid-in capital	—	—	25,327	—	25,327
Issuance of common stock upon vesting of restricted stock units	143	—	—	—	—
Issuance of common stock upon exercise of warrants	209,246	—	131	—	131
Issuance of common stock in public offering	55,084	—	3,338	—	3,338
Issuance of common stock under ESPP	48	—	4	—	4
Fractional shares issued due to reverse stock split	92	—	—	—	—
Issuance of common stock to 401(k) plan	17	—	6	—	6
Net loss	—	—	—	(23,423)	(23,423)
Balance as of December 31, 2018	310,330	1	223,440	(207,330)	16,111
Share-based compensation expense	—	—	268	—	268
Issuance of common stock upon vesting of restricted stock units	143	—	—	—	—
Issuance of restricted common stock	6,886	—	—	—	—
Issuance of common stock under ESPP	36	—	1	—	1
Increase in fair value attributable to warrant modifications	—	—	666	—	666
Issuance of common stock and warrants in public offering	233,341	1	366	—	367
Net loss	—	—	—	(11,830)	(11,830)
Balance as of December 31, 2019	550,736	$2	$224,741	$(219,160)	$5,583

See notes to the consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 16, 2018 and the 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,

	2019	2018
Cash flows from operating activities:
Net loss	$(11,830)	$(23,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	91
Amortization of operating lease right-of-use assets	265	—
Loss on impairment of fixed assets	—	48
Warrant modification expense	666	765
Derivatives loss	—	11,400
Gain on lease assignment	—	(603)
Common stock issued to 401(k) plan	—	6
Share-based compensation expense	268	618
Non-cash investment (income) expense, net	1	3
Changes in operating assets and liabilities:
Prepaid expenses	267	77
Other assets	(123)	(985)
Accounts payable	127	(173)
Operating lease liability	(144)	—
Accrued expenses and other liabilities	132	(136)
Net cash used in operating activities	(10,314)	(12,312)
Cash flows from investing activities:
Purchases of property and equipment	(12)	(65)
Net cash used in investing activities	(12)	(65)
Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	1	4
Proceeds from exercise of warrants	—	131
Repayment of loan payable	(100)	(752)
Repurchase of warrants	—	(14)
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	367	16,511
Net cash provided by financing activities	268	15,880
Decrease in cash and cash equivalents and restricted cash	(10,058)	3,503
Cash, cash equivalents and restricted cash at beginning of period	16,774	13,271
Cash, cash equivalents and restricted cash at end of period	$6,716	$16,774
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$1	$44
Non-cash issuance of common stock	$—	$287
Fair value of derivative warrant liability reclassified to additional paid-in capital	$—	$25,327
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$1,475	$—
Fair value of warrants issued in connection with 2019 Offering	$59	$—

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements

(In thousands, except share and per-share data)

1. NATURE OF OPERATIONS AND GOING CONCERN

Business

InVivo Therapeutics Holdings Corp. (the “Company”) is a pioneering biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries (“SCIs”). The Company’s proprietary technologies incorporate intellectual property that is licensed under an exclusive, worldwide license from BCH and MIT, as well as intellectual property that has been developed internally in collaboration with its advisors and partners.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At December 31, 2019, the Company has consolidated cash and cash equivalents of $6.6 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements.

Going Concern

The Company’s financial statements as of December 31, 2019 were prepared under the assumption that the Company will continue as a going concern. At December 31, 2019, the Company had cash and cash equivalents of $6.6 million. The Company estimates that its existing cash resources will be sufficient to fund its operations into the second quarter of 2020.

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

Reverse Stock Split

On February 11, 2020, the Company effected a reverse stock split of its common stock, par value $0.00001 per share, at a ratio of 1-for-30 (the “2020 Reverse Stock Split”). As a result of the 2020 Reverse Stock Split, (i) every 30 shares of the issued and outstanding common stock were automatically converted into one newly issued and outstanding share of common stock, without any change in the par value per share; (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased, and (iii) the number of authorized shares of common stock outstanding was proportionally decreased. Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

On April 16, 2018, the Company effected a reverse stock split of its common stock, par value $0.00001 per share, at a ratio of 1-for-25 (the “2018 Reverse Stock Split”). As a result of the 2018 Reverse Stock Split, (i) every 25 shares of the issued and outstanding Common Stock were automatically converted into 1 newly issued and outstanding share of Common Stock, without any change in the par value per share; (ii) shares of Common Stock underlying outstanding stock options and other equity instruments convertible into Common Stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities, and (iii) the number of authorized shares of Common Stock outstanding was proportionally decreased.

All of the Company’s historical share and per share information related to issued and outstanding Common Stock and outstanding options and warrants exercisable for Common Stock in these consolidated financial statements were adjusted, on a retroactive basis to reflect the 2020 Reverse Stock Split and 2018 Reverse Stock Split.

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

Reclassification

Certain accounts in the 2018 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the 2019 consolidated financial statements. These reclassifications have no effect on previously reported earnings.

Cash and cash equivalents

The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within 3 months from date of purchase to be cash equivalents.

At December 31, 2019 and 2018, cash equivalents were comprised of money market funds and other short-term investments.

Cash and cash equivalents consist of the following:

	December 31,	December 31,
(In thousands)	2019	2018
Cash	$(15)	$(83)
Money market funds	6,617	16,743
Total cash and cash equivalents	$6,602	$16,660

Restricted cash

Restricted cash as of both December 31, 2019 and 2018 was $114 thousand and included a $50 thousand security deposit related to the Company’s credit card account, $4 thousand related to 401(k) reserve account and a $60 thousand standby letter of credit in favor of a landlord (see Note 15).

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

Warrant modifications

The Company treats a modification of the terms or conditions of an equity award in accordance with Accounting Standards Codification (“ASC”) Topic 718-20-35-3 by treating the modification as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional cost for any incremental value. Incremental cost shall be measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of this Topic over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.

Research and development expenses

Costs incurred for research and development are expensed as incurred. Certain agreements require the Company to make pre-payments for clinical research organizations (“CROs”) services. As of December 31, 2019, the Company had $1.2 million in prepayments for CRO services of which $120 thousand is included in prepaid and other current asset balance on the balance sheet and the remaining $1.1 million is included within the other long term assets balance on the balance sheet. As of December 31, 2018, the Company had $1.3 million in prepayments for CRO services of which $290 thousand is included in prepaid and other current asset balance on the balance sheet and the remaining $996 thousand is included within the other long term assets balance on the balance sheet.

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

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally 1 operating segment, which is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries. As of December 31, 2019, and 2018, all of the Company’s assets were located in 1 location in the United States.

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

Tax positions not deemed to meet a more‑likely‑than‑not threshold would be recorded as a tax expense in 2019. There were no material uncertain tax positions that required accrual or disclosure to the financial statements as of December 31, 2019 or 2018. Tax years subsequent to 2015 remain open to examination by U.S. federal and state tax authorities.

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

Share‑based payments

The Company accounts for all stock-based payment awards granted to employees and nonemployees using a fair value method. The Company’s stock-based payments include stock options and grants of Common Stock, including Common Stock subject to vesting. The measurement date for both employee and nonemployee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. Stock-based compensation costs for nonemployees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the department to which the related services are provided.

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

For the year ended December 31, 2019 and 2018, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	December 31,
	2019	2018
Warrants	270,940	255,781
Stock options	4,187	1,858
Unvested RSUs	200	343
Unvested RSAs	6,886	—
Total potentially dilutive securities	282,213	257,982

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. In January, July and December 2018, the FASB issued ASU No’s. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01, which were targeted improvements to ASU No. 2016-02 (collectively, with ASU No. 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new lease standard, and provided clarifications to address potential narrow-scope implementation issues. The Company adopted ASU No. 2016- 02 effective January 1, 2019 and elected the optional transition method for adoption. The Company also took advantage of the transition package of practical expedients permitted within ASU No. 2016-02, which among other things, allowed it to carryforward historical lease classifications. The Company also elected to keep leases with an initial term of 12 months or less off of the balance sheet as a policy election and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of the adoption date, the Company identified one operating lease arrangement in which it is a lessee.  The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $1.5 million and $1.5 million, respectively, on the Company’s balance sheet as of January 1, 2019. The adoption of the standard did not have a material effect on the Company’s consolidated statements of operations or statements of cash flows.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU relates to the impacts of the tax legislation commonly referred to as the Tax Reform Act. The guidance permits the reclassification of certain income tax effects of the Tax Reform Act from other comprehensive income to retained earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance was effective for annual periods beginning after December 15, 2018, and interim periods within those reporting periods. Early adoption was permitted. Entities may adopt the guidance using 1 of 2 transition methods: retrospective to each period (or periods) in which the income tax effects of the Tax Reform Act related to the items remaining in other comprehensive income are recognized or at the beginning of the period of adoption. The Company adopted ASU No. 2018-02 on January 1, 2019 and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption was permitted, but no earlier than an entity’s adoption date of ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606). The Company adopted ASU No. 2018-07 on January 1, 2019 and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

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

The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and were effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company adopted ASU No. 2018-09 on January 1, 2019, and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods. The additional elements of the ASU did not have a material impact on the Company's consolidated financial statements. This guidance was effective immediately upon issuance.

In November 2019, the FASB issued ASU No. 2019-08 “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer.”  ASU No. 2019-08 amends and clarifies ASU No. 2018-07, which was adopted by the Company on January 1, 2019, to require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718.  For entities that have already adopted the amendments in ASU No. 2018-07, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  This guidance is applicable to the Company’s fiscal year beginning January 1, 2020. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 is effective for the Company beginning in fiscal 2021. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

(In thousands)	2019	2018
Computer software and hardware	$131	$131
Research and lab equipment	520	508
Leasehold improvements	66	66
Property and equipment	717	705
Less accumulated depreciation and amortization	(644)	(605)
Property and equipment, net	$73	$100

Depreciation expense for the years ended December 31, 2019 and 2018, was $39 thousand, and $74 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

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

(In thousands)	2019	2018
Patent licensing fee	$200	$200
Accumulated amortization	(174)	(156)
Intangible assets, net	$26	$44

For the years ended December 31, 2019 and 2018, the amortization expense was $18 thousand and $17 thousand respectively. Amortization expense is expected to be $18 thousand and $8 thousand in 2020 and 2021, respectively.

5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
(In thousands)	2019	2018
Severance and restructuring	$—	$517
Compensation	1,040	489
Clinical	143	73
Legal	37	35
Other accrued expenses	207	176
Total accrued expenses	$1,427	$1,290

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$6,617	$—	$—	$6,617

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$16,743	$—	$—	$16,743

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

In May 2018, in order to obtain the consent of MassDev for facility changes, including the assignment of the Cambridge Lease, and the sale of certain assets, the Company paid down $300 thousand of principal on the MassDev loan. During the year ended December 31, 2019 the Company made principal loan payments of $100 thousand. As of December 31, 2019, there was no outstanding loan payable balance.

In October 2012, as part of the agreement, the Company issued MassDev a 7-year warrant for the purchase of 13 shares of the Company’s Common Stock with an exercise price of $4,980 per share. The fair value of the warrant was determined to be $32 thousand and was amortized through interest expense over the life of the note. For the years ended December 31, 2019 and 2018, the amortization expense was $1 thousand and $7 thousand respectively, and was included in interest expense in the Company’s consolidated statements of operations.

The equipment line of credit was secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan was $1 thousand and $43 thousand for the years ended December 31, 2019 and 2018, respectively.

8. INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded as the Company has incurred a net loss for all of the periods presented and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2019, the Company had U.S. federal and Massachusetts net operating loss carryforwards of $140.0 million and $131.9 million, respectively, of which $117.3 million of federal carryforwards will expire in varying amounts beginning in 2026 and $22.8 million carry forward indefinitely.  State net operating losses begin to expire in 2029. Utilization of net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has completed several financings since its inception, which may have resulted in a change in ownership, or could result in a change in ownership in the future, but has not yet completed a Section 382 analysis of whether an ownership change limitation exists. The Company will complete an appropriate analysis before its tax attributes are utilized. The Company also had federal and state research and development tax credits of $1.3 million and $258 thousand respectively, at December 31, 2019, which will begin to expire in 2026 and 2029, respectively unless previously utilized.

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
(In thousands)	2019	2018
Net operating loss carryforward	$37,744	$34,846
Research and development credit carryforward	1,544	1,390
Stock-based compensation	2,319	2,300
Depreciation and amortization	17	11
Accrued expenses	19	136
Lease liability	360	—
ROU Asset	(331)	—
Subtotal	41,672	38,683
Valuation allowance	(41,672)	(38,683)
Net deferred taxes	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been provided. In the years ended December 31, 2019 and 2018, the valuation allowance increased by $3.0 million and $2.7 million, respectively.

The Company has no uncertain tax positions at December 31, 2019 and 2018 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of uncertain tax positions over the next 12 months. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differ from the same benefits computed using the Company’s effective tax rate primarily due to the following:

	December 31,
	2019	2018
Statutory rate	(21.0)%	(21.0)%
State taxes, net of benefit	(5.7)%	(2.9)%
Permanent differences:
Warrant modification expense	1.2%	—%
Derivative losses	—%	10.9%
Other	0.4%	0.4%
Research and development tax credit	(1.4)%	(0.8)%
Other	1.2%	1.9%
Increase / (decrease) in valuation reserve	25.3%	11.5%
Effective tax rate	0.0%	0.0%

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU No. 2019-12 is effective for the Company beginning in fiscal 2021. We are currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements.

The Company is subject to U.S. Federal and Massachusetts state income taxes.  The Company is currently not subject to examination under the statute of limitations by the Internal Revenue Service and Massachusetts for the tax years of 2015 and prior.

9. COMMON STOCK

In May 2018, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized Common Stock from 4,000,000 to 25,000,000 shares of Common Stock (giving effect to the 2018 Reverse Stock Split but not the 2020 Reverse Stock Split). In January 2020, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized Common Stock from 25,000,000 to 500,000,000 (without giving effect to the 2020 Reverse Stock Split). On February 11, 2020, the Company effected the 2020 Reverse Stock Split and the number of shares of authorized Common Stock was reduced to 16,666,667. As of December 31, 2019 and 2018,  550,736 and 310,330 shares were issued and outstanding respectively.

In November 2019, the Company closed a public offering of an aggregate of 233,341 shares of its Common Stock, at an offering price of $3.60 per share (the offering, the “2019 Offering”). The net proceeds to the Company after deducting placement agent fees and other offering expenses, were $367 thousand. In connection with the 2019 Offering, the Company agreed to issue, and in January 2020 issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the Offering, warrants (the “Placement Agent Warrants”) to purchase an aggregate of 15,168 shares of the Company’s Common Stock.  The Placement Agent Warrants have an exercise price of $4.50 per share, are immediately exercisable and expire in November 2024.

In June 2018, the Company closed an underwritten public offering of an aggregate of 45,950 Common Units, at an offering price of $60.00 each, each comprised of 1 share of the Company’s Common Stock and 1 Series A warrant to purchase 1 share of Common Stock. The public offering also included 208,096 pre-funded units at an offering price of $59.70 each, each comprised of 1 pre-funded Series B Warrant and 1 Series A warrant to purchase 1 share of Common Stock. At the time the Company closed on the offering, each Series A warrant had an exercise price of $60.00 per share, was exercisable immediately and expired 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.30 per share, was exercisable immediately and would have expired 20 years from the date of issuance. The net proceeds to the Company, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. In September 2018, the Company entered into an Amendment to the Warrant Agency Agreement and Warrants (the “Ladenburg Warrant Amendment”) with Continental Stock Transfer & Trust Company (“Continental”) that amended the Warrant Agency Agreement, by and between the Company and Continental, as Warrant Agent, dated June 25, 2018, and the Series A Common Stock Purchase Warrant, and the Series B Pre-Funded Common Stock Purchase Warrant both dated June 25, 2018 (the Series A and Series B Warrant, collectively the “2018 Warrants”). The Ladenburg Warrant Amendment added a provision to each of the warrants that allowed the Company or a successor entity whose stock is not listed on a trading market to, in connection with a Fundamental Transaction (as such term is defined in the 2018 Warrants) that is not within the Company’s control, purchase the warrant from the holder, at the holder’s option, by paying the same form of consideration in the same proportion that is offered to the holders of the Company’s Common Stock in connection with the Fundamental Transaction, including cash, stock, any combination thereof and any choice of consideration thereof,  in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Warrant on the consummation date of the Fundamental Transaction. The 2018 Warrants were initially classified as liabilities, as a result of the amendment, the Company reassessed the warrant classification and concluded that the warrants qualified for equity classification. The fair value of the amended 2018 Warrants was re-measured immediately prior to the date of the Ladenburg Warrant Amendment with changes in fair value recorded as a loss of $764 thousand in the Company’s consolidated statement of operations and $14.7 million was reclassified to equity. In November 2019, the Company entered into a Second Amendment to Warrant Agency Agreement and Warrants, (“the Second Ladenburg Warrant Amendment”), by and between the Company and Continental, as Warrant Agent, that amended the Series A warrants to reflect a reduced exercise price per share of $6.98 from $60.00. The fair value of the amended Series A warrants was re-measured immediately prior to the date of the Second Ladenburg Warrant Amendment with changes in fair value recorded as incremental expense of $666 thousand in the Company’s consolidated statement of operations. During the year ended December 31, 2018, the Company issued an aggregate of 208,096 and 1,150 shares of Common Stock upon the exercise of Series B and Series A warrants respectively, for aggregate proceeds of $131 thousand. The Company reclassified $10.6 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises. During the year ended December 31, 2019, the Company did not issue any shares as a result of warrant exercise activity. There were no outstanding Series B warrants as of either December 31, 2019 or 2018.

In January 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which it had the right to sell up to $15 million, in shares of its common stock, $0.00001 par value per share of Common Stock, to Lincoln Park over a 24 month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018, the Company’s stockholders approved to increase the issuance and sale by the Company to Lincoln Park, including the Company’s prior issuances and sales of shares of Common Stock to Lincoln Park since January 2018, of up to 40,000 shares of Common Stock. In accordance with the terms of the Purchase Agreement, at the time the Company signed the Purchase Agreement and the RRA, it issued 574 shares to Lincoln Park as consideration for its commitment to purchase shares of the Company’s Common Stock and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital as of December 31,  2018. During the year ended December 31, 2018, the Company sold an aggregate of 8,561 shares to Lincoln Park, for aggregate proceeds of $3.1 million net of issuance costs. During the year ended December 31, 2019, the Company did not sell any shares to Lincoln Park. In May 2019, the Company terminated the Purchase Agreement with Lincoln Park.

In May 2018, the Company’s Board of Directors approved to increase the number of shares of Common Stock reserved under the 401(k) Plan by 134 shares, bringing the aggregate number of shares of Common Stock eligible for distribution pursuant to the 401(k) Plan as of that date to 137 shares. In the second quarter of 2018, the Company revised its 401(k) matching policy to move from share matching to cash-based matching. During the year ended December 31,  2018, the Company issued an aggregate of 17 shares of Common Stock with a fair value of $6 thousand to the Company’s 401(k) plan as a matching contribution and also contributed $44 thousand in matching cash contributions to employee 401(k) accounts. During the year ended December 31, 2019, the Company contributed $55 thousand in matching cash contributions to employee 401(k) accounts.

During the year ended December 31, 2018, the Company issued an aggregate of 48 shares of Common Stock under the Company’s Employee Stock Purchase Plan (the “ESPP”) and received cash proceeds of $4 thousand. In January 2019, 36 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31,  2018 were issued under the ESPP.

During the year ended December 31, 2018, as part of the adjustment to reflect the Company’s 2018 Reverse Stock Split, the Company issued 92 shares of Common Stock to account for the fractional roundup of shareholders.

During the year ended December 31, 2018, the Company issued an aggregate of 143 shares of Common Stock upon vesting of restricted stock units. During the year ended December 31, 2019, the Company issued an aggregate of 143 shares of Common Stock upon vesting of restricted stock units.

During the year ended December 31, 2019, the Company issued an aggregate 6,886 restricted stock awards (“RSAs”) to its employees under the 2015 Equity Incentive Plan. These awards are considered issued and outstanding based on the dividend payment rights and the conveyance of voting rights that was granted to the grant holders.

Common Stock Reserves

As of December 31, 2019, the Company had the following reserves established for the future issuance of Common Stock as follows:

At December 31, 2019
Reserves for the exercise of warrants	270,940
Reserves for the exercise of stock options	4,187
Reserves for the vesting of RSUs	200
Reserves for the vesting of RSAs	6,886
Total Reserves	282,213

10. DERIVATIVE INSTRUMENTS

In November 2019, the Company agreed to issue the Placement Agent Warrants and in January 2020 the Company issued the Placement Agent Warrants. The Company evaluated the Placement Agent Warrants in accordance with ASC Topic 815, Derivatives and Hedging, and concluded that they are considered issued for accounting purposes in November 2019 and that they meet the scope exception for determining whether the instruments require accounting as derivatives (See Note 12). Accordingly, they are classified in stockholders’ equity. The fair value of the Placement Agent Warrants was estimated at $59 thousand using a Black-Scholes model with the following assumptions: expected volatility of 100.82%, risk free interest rate of 1.61%, expected life of 5 years and no dividends.

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

During the year ended December 31, 2018, the Company issued an aggregate of 208,096 shares of Common Stock upon the exercise of Series B warrants for aggregate proceeds of $62 thousand. During the year ended December 31, 2018, the Company issued an aggregate of 1,150 shares of Common Stock upon the exercise of Series A warrants for aggregate proceeds of $69 thousand. The Company reclassified $10.6 million from derivative warrant liability to additional paid-in capital and recorded a derivative loss of $1.2 million in connection with the warrant exercises. During the year ended December 31, 2019, the Company did not issue any shares as a result of warrant exercise activity. There were no outstanding Series B warrants as of either December 31, 2019 or December 31, 2018.

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

In May 2018, the Company entered into the Warrant Amendment (see Note 12), which removed provisions that had previously precluded equity classification treatment of the 2014 Warrants on the Company’s balance sheets. The fair value of the amended 2014 Warrants was re-measured immediately prior to the date of amendment with changes in fair value recorded as a loss of $1 thousand in the Company’s consolidated statement of operations and $1 thousand was reclassified to equity.

As of both December 31, 2019 and 2018, the Company did not have any liability classified warrants.

The table below presents the changes in derivative warrant liability during the year ended December 31, 2018:

Year Ended December 31,
(In thousands)	2018
Balance at beginning of year	$4
Issuance of new warrants	13,172
Reduction in derivative liability due to exercise of warrants	(10,620)
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	(14,707)
Repurchase of warrants	(14)
Increase in the fair value of warrants	12,165
Balance at end of year	$—

11. SHARE-BASED COMPENSATION, STOCK OPTIONS, AND RESTRICTED SECURITIES

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. In March 2019, the Company’s Board approved, and recommended to the Company’s shareholders for approval, an amendment to the 2015 Plan (the “2015 Plan Amendment”), and on January 21, 2020, the Company’ shareholders subsequently approved the 2015 Plan Amendment. The 2015 Plan Amendment increased the maximum number of shares reserved for issuance under the 2015 Plan by 26,667 shares to a total of 32,000 shares. As of December 31, 2019, the total number of shares available to be issued under the 2015 Plan was 68 shares, consisting of, (i) 5,333 shares initially authorized under the 2015 Plan shares plus (ii) the shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved the ESPP. The ESPP allows employees to buy company stock twice a year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 250 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of Common Stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of Common Stock on such date, (ii) 67 shares or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 1,667 shares. As of December 31, 2019, there were 264 shares reserved for issuance under the ESPP.

The 2015 ESPP is considered a compensatory plan with the related compensation cost recognized over each respective 6 month offering period. During the year ended December 31, 2019, none of the Company’s employees participated in the ESPP plan and consequently no compensation expense was recorded. The compensation expense related to the ESPP for the year ended December 31, 2018 was $2 thousand.

Share‑based compensation

For the years ended December 31, 2019 and 2018, the Company recorded stock‑based compensation expense of $268 thousand and $618 thousand, respectively, net of forfeitures, inclusive of the expense related to the ESPP. Stock-based compensation recognized was classified in the consolidated statements of operations as follows:

(In thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Research and development	$94	$183
General and administrative	174	435
Total	$268	$618

The fair value of each option award is estimated on the date of grant using the Black‑Scholes option pricing model, which uses the assumptions noted in the following table. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises within the valuation model. The expected term of options granted under the Plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (10 years) and the vesting period (generally, 48 months). For non‑employee options, the expected term is the contractual term. The risk‑free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. The impact of forfeitures on compensation expense is recorded as they occur.

The assumptions used principally in determining the fair value of options granted were as follows:

	December 31,	December 31,
	2019	2018
Risk-free interest rate	2.55%	2.45 - 2.88%
Expected dividend yield	0%	0%
Expected term (employee grants)	6 Years	5.62 Years
Expected volatility	105%	104%

The Company grants restricted stock units, or RSUs, and RSAs, collectively referred to as restricted securities under its the 2015 Equity Incentive Plan. These restricted securities, generally vest over a three-year period, contingent on the recipient’s continued employment. Prior to vesting, all RSAs have the right to vote and receive dividends under the 2015 Equity Incentive Plan; however, the Company’s form of Restricted Stock Agreement provides that the payment of dividends on unvested RSAs shall be deferred until such time as the shares vest. The grant date fair value of these awards is based on the fair market value of our Common Stock on the date of grant.

Stock Options

A summary of option activity as of December 31, 2019 and 2018 and changes for the year then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2017	4,570	$4,845.94	7.14	$22
Granted	520	$148.08
Expired	(180)	$5,130.40
Cancelled/Forfeited	(3,052)	$5,166.77
Outstanding at December 31, 2018	1,858	$2,976.58	7.32	$—
Granted	3,000	$45.90
Expired	(85)	$6,794.12
Cancelled/Forfeited	(586)	$1,195.25
Outstanding at December 31, 2019	4,187	$1,077.78	8.17	$—
Vested and Exercisable at December 31, 2019	1,000	$3,874.14	5.63	$—

The weighted average grant‑date fair value of options granted during the years ended December 31, 2019 and 2018 was $37.46 and $114.60 per share, respectively. The total fair value of options that vested in years ended December 31, 2019 and 2018, was $135 thousand and $952 thousand respectively. For the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $165 thousand and $528 thousand respectively. As of December 31, 2019, there was $180 thousand of total unrecognized compensation expense related to non‑vested share‑based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a remaining weighted-average period of 1.63 years at December 31, 2019.

Restricted Securities

The following table summarizes the restricted securities activity under the 2015 Equity Incentive Plan for the years ended December 31, 2019 and 2018:

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2017	670	$767.16
Granted	—	—
Vested/Released	(143)	$734.70
Forfeited	(184)	$934.10
Unvested balance at December 31, 2018	343	$693.17
Granted	6,886	$15.59
Vested	(143)	$734.70
Unvested balance at December 31, 2019	7,086	$33.78

For the year ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $103 thousand and $88 thousand respectively, related to the time-based restricted securities. As of December 31, 2019, total unrecognized compensation expense related to non-vested restricted securities amounted to $227 thousand which the Company expects to recognize over a remaining weighted-average period of 2.29 years. All the restricted securities that remain unvested and outstanding at December 31, 2019 are subject to time-based vesting.

12. WARRANTS

The following table presents information about warrants to purchase Common Stock issued and outstanding at December 31, 2019:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2014	Equity	11	$352.50	5/9/2021
2016	Equity	2,865	$7,500.00	3/18/2021
2018	Equity	252,896	$6.98	6/25/2023
2019	Equity	15,168	$4.50	11/21/2024
Total		270,940
Weighted average exercise price			$86.09
Weighted average life in years				3.54

In November 2019, the Company agreed to issue the Placement Agent Warrants and in January 2020 the Company issued the Placement Agent Warrants.  The Placement Agent Warrants are considered issued for accounting purposes as of November 2019 pursuant to the guidance in ASC Topic 815, Derivatives and Hedging. The Company assessed whether the warrants required accounting as derivatives and determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity.

In May 2014, the Company issued warrants in a public offering (the “2014 Warrants”) and in June 2018, the Company closed an underwritten public offering in which warrants and Common Stock were issued.  At inception, the warrants issued 2014 and 2018 had provisions that precluded equity classification. Upon amendment, the Company assessed whether the warrants required accounting as derivatives and determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. See below for a further description of the warrant amendments.

Warrant Cancellation

During the year ended December 31, 2018, the Company entered into warrant cancellation agreements with certain holders of the 2014 Warrants to cancel and terminate such warrants for total cash consideration of $14 thousand. As of December 31, 2019, the remaining 2014 Warrants were exercisable for an aggregate of 11 shares of Common Stock.

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

In November 2019, the Company entered into the Second Ladenburg Warrant Amendment to lower the exercise price of the Series A warrants from $60.00 to $6.98. As a result of the Second Ladenburg Warrant Amendment, the fair value of the amended Series A warrants was re-measured immediately prior to the date of the Second Ladenburg Warrant Amendment with changes in fair value recorded as incremental warrant modification expense of $666 thousand in the Company’s consolidated statement of operations.

13. EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “Plan”) covering all employees. Employees must be 21 years of age in order to participate in the Plan. Under the Plan, the Company has the option to make matching contributions. In the third quarter of 2018, the Company revised its 401(k) matching policy to move from share matching to cash-based matching. During the year ended December 31, 2018, the Company issued an aggregate of 17 shares of Common Stock with a fair value of $6 thousand to the Company’s 401(k) plan as a matching contribution and also contributed $44 thousand in matching cash contributions to employee 401(k) accounts. During the year ended December 31, 2019, the Company contributed $55 thousand in matching cash contributions to employee 401(k) accounts.

14. INTELLECTUAL PROPERTY LICENSE

In July 2007, the Company entered into a worldwide exclusive license (the “BCH License”) for patents co-owned by BCH and MIT initially covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. During 2011, the BCH License was amended, and the Company obtained additional rights for use in the field of peripheral nerve injuries. The BCH License, as amended, has a 15‑year term, or as long as the life of the last expiring patent right thereunder, whichever is longer, unless terminated earlier by the licensor, under certain conditions as defined in the related license agreement. In connection with the BCH License, the Company paid an initial $75 thousand licensing fee and is required to pay certain annual maintenance fees, milestone payments and royalties. License fees are capitalized and the gross total at December 31, 2019 and 2018 was $200 thousand (see Note 4). The Company accounts for milestone payments, maintenance fees and royalties when they become due and payable. The Company did not pay any milestone payments during the years ended December 31, 2019 or 2018.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

On November 30, 2011, the Company entered into a commercial lease for 26,342 square feet of office, laboratory and manufacturing space in Cambridge, Massachusetts (as amended on September 17, 2012 and October 31, 2017, the “Cambridge Lease”). The term of the Cambridge Lease was 6 years and 3 months, with one 5‑year extension option. On August 21, 2017, the Company exercised its option for the 5-year extension on the Cambridge Lease. The 5- year renewal lease term was set to commence on November 1, 2018 and end on October 31, 2023. The terms of the Cambridge Lease required a standby letter of credit in the amount of $311 thousand.

On June 13, 2017, the Company entered into a new short-term lease, to sub-lease 5,233 square feet of its facility (the “Moderna Sublease”). The lease term was from July 1, 2017 through October 26, 2018. On June 19, 2017, the Company received a $55 thousand security deposit under the terms of the Moderna Sublease. In connection with the Moderna Sublease, the Company received sublease income of $112 thousand for the year ended December 31, 2018, which was recorded as an offset to rent expense. In conjunction with the assignment of the Cambridge Lease on May 3, 2018 further described below, the $55 thousand security deposit received by the Company under the Moderna Sublease was transferred to the third party that assumed the lease. The Company did not record any sublease income associated with the Moderna Sublease during the year ended December 31, 2019.

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

In connection with the Cambridge Lease Assignment and the Current Cambridge Lease, the $311 thousand standby letter of credit was terminated, and a new standby letter of credit was established for $40 thousand. On November 1, 2018, the standby letter of credit was increased to $60 thousand.  The $55 thousand security deposit under the Moderna Sublease was transferred to the third party and $603 thousand of deferred rent was removed from the consolidated balance sheets. The resulting gain was recorded within the consolidated statement of operations during the second quarter of 2018. The Company also wrote off certain furniture, fixtures and equipment (including laboratory equipment) and recorded an impairment charge of $48 thousand for the year ended December 31, 2018.

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

•	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost (In thousands)	Year Ended December 31, 2019
Operating lease cost	$364
Short-term lease cost	33
Variable lease cost	63
Total lease cost	$460

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$33
Operating cash flows from operating leases	243
Total cash paid for leases	$276
Right-of-use assets obtained in exchange for operating lease liabilities	-
Weighted-average remaining lease term - operating leases	3.84 Years
Weighted-average discount rate - operating leases	7.0%

Maturities of lease liabilities due under the Company’s Current Cambridge Lease as of December 31, 2019 is as follows:

Leases (In thousands)	As of December 31, 2019
2020	$375
2021	386
2022	398
2023	339
2024	—
Total lease payments	1,498
Less: imputed interest	(184)
Present value of lease liabilities	$1,314

Leases (In thousands)	Classification	As of December 31, 2019
Assets
Lease asset	Operating	$1,211
Total lease assets		$1,211

Liabilities
Current	Operating	$294
Non-Current	Operating	1,020
Total lease liabilities		$1,314

Under ASC Topic 840, Leases (“ASC 840”) the Company recognized rent expense on a straight-line basis over the term of the lease and recorded the difference between the amount charged to expense and the rent paid as prepaid rent or deferred rent liability. As of December 31, 2018, the amount of prepaid rent was $17 thousand and this amount was subsequently reversed upon adoption of ASU No.2016-02 on January 1, 2019.

Under ASC 840, rent expense related to the Company’s real estate lease charged to operations for the year ended December 31, 2018, including month‑to‑month leases, was $837 thousand.

Compensation Commitment

The Company entered into a compensation arrangement with an executive during September 2016 which provided for a future cash payment by the Company to the executive based on the February 13, 2017 stock price of the executive’s former employer. The award was earned over a period of 1 year. The expense related to the compensation arrangement was $174 thousand for the year ended December 31, 2018. As of both December 31, 2019 and 2018, there were no outstanding payments to the executive.

Vendor Dispute

In July 2018, the Company entered into a settlement agreement with a former vendor under which the vendor agreed to pay the Company $1.2 million, of which the full amount has been paid and was included in other income on the statement of operations.

16. SUBSEQUENT EVENTS

Subsequent to December 31, 2019, and as of February 14, 2020, the Company issued an aggregate of 40,975 shares of common stock upon the exercise of the warrants, as amended, associated with the June 2018 underwritten public offering. Upon exercise, the Company received $286 thousand in cash.

On January 21, 2020, the Company held its 2019 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 500,000,000 shares (without giving effect to the 2020 Reverse Stock Split).

On February 11, 2020 the Company effected the 2020 Reverse Stock Split and as a result, every 30 shares of the issued and outstanding Common Stock were automatically converted into one newly issued and outstanding share of Common Stock, without any change in the par value per share. Any fractional shares resulting from the 2020 Reverse Stock Split have been rounded up to the nearest whole share. In connection with the 2020 Reverse Stock Split, the Company correspondingly reduced the number of authorized shares of Common Stock from 500,000,000 to 16,666,667.  Throughout this report, the 2020 Reverse Stock Split was retroactively applied to all periods presented.

In addition, at the Annual Meeting, the Company’s stockholders approved an amendment to the 2015 Plan to increase the number of shares available for issuance thereunder by 800,000 or 26,667 shares, as adjusted to reflect the 2020 Reverse Split, to a total of 960,000 or 32,000 shares, as adjusted to reflect the 2020 Reverse Split  plus (i) the number of shares that remained available for issuance under the Company’s 2010 Equity Incentive Plan, as amended (the “Prior Plan”) as of the date that the Incentive Plan became effective and (ii) the number of shares that were subject to outstanding awards under the Prior Plan the date the Incentive Plan became effective that become available in the future due to cancellation, forfeiture or expiration of such outstanding awards and corresponding adjustments that will be reflected in various share limitations.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2019.

Remediation of Previously Reported Material Weaknesses

During the year ended December 31, 2018, management identified material weaknesses in our internal control over financial reporting stemming primarily from (i) not performing timely and ongoing entity level risk assessment, (ii) not following appropriate system development lifecycle controls when implementing a new general ledger accounting system in July 2018 and (iii) not formally performing evaluations to ascertain whether the components of internal control were present and functioning through the period ended September 30, 2018. These significant deficiencies were remediated as of December 31, 2019.

To remediate the material weakness described above and prevent similar deficiencies in the future, throughout fiscal 2019 we added additional controls and procedures, including: (i) performing timely and ongoing entity-level risk assessment, (ii) implementing a new general ledger accounting system that addressed some of the limitations inherent in the previous general ledger accounting system while making sure to follow appropriate system development lifecycle controls, and (iii) engaging a third-party to perform an evaluation to ascertain whether the components of internal control were present and functioning throughout the year ended December 31, 2019.

During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2019.

We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the related Risk Factor included in this Annual Report on Form 10-K.

Attestation Report of Registered Public Accounting Firm

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide an attestation report of our registered public accounting firm with respect to our internal control over financial reporting.

 Changes in Internal Control Over Financial Reporting

Except as noted above regarding the implementation of internal controls in connection with our remediation plan for the material weakness identified during the year ended December 31, 2018, no other changes in our system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table sets forth the name, age, and position of each of our executive officers and directors as of February 14, 2020.

NAME	AGE	CURRENT POSITION
Executive Officers
Richard Toselli, M.D.	62	President, Chief Executive Officer, and Director
Richard Christopher	50	Chief Financial Officer
Non-Employee Directors
C. Ann Merrifield (2) (3)	68	Director, Chair of the Board
Daniel R. Marshak, Ph.D. (1) (2)	62	Director
Christina Morrison (1) (3)	53	Director
Richard J. Roberts, Ph.D. (2) (3)	76	Director
Robert J. Rosenthal, Ph.D. (1)	62	Director

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and corporate governance committee

Biographical and certain other information concerning our executive officers and directors is set forth below.

Executive Officers

Richard Toselli,  M.D. 62, has served as our President and Chief Executive Officer and a director since February 2018. Prior to being appointed President and Chief Executive Officer and a director, Dr. Toselli served as our Acting Chief Executive Officer from December 2017 to February 2018. Since July 2017, Dr. Toselli has also served as our Chief Medical Officer. Before joining the company, Dr. Toselli served as the Chief Medical Officer for Cochlear Limited, a medical device company, from June 2016 until March 2017. Prior to that, Dr. Toselli served at Sanofi, a pharmaceutical company, from July 2012 to June 2016 in various levels of increasing responsibility, including Vice President of Global Medical Affairs — Immunology and Inflammation, Biologics Division; Vice President of Global Medical Affairs and Head of the Biosurgery Discovery Performance Unit; and Vice President of Global Medical Affairs, Biosurgery. Before his time at Sanofi, he served as Chief Medical/Technology Officer for Covidien Public Limited Company (now Medtronic Public Limited Company), a medical device company, and earlier held the position of Vice President of Evidence-Based Medicine for the device sector at Johnson & Johnson, a medical device, pharmaceutical and consumer packaged goods manufacturing company. Prior to that, Dr. Toselli held various roles at DePuy Synthes Spine, Inc., a medical device company, including Director of Medical Affairs, Worldwide Vice President of Research and Development, and Worldwide Vice President of Clinical Evidence and External Relations. Dr. Toselli holds a Bachelor of Arts from Providence College, his medical degree from Brown University, and a Master of Business Administration from the UNC’s Kenan-Flagler Business School. Dr. Toselli is a board-certified neurological surgeon.

Richard Christopher, 50, was appointed as our Chief Financial Officer in January 2019.  Previously, Mr. Christopher was the Chief Financial Officer of iCAD, Inc. from December 2016 through January 2019.  iCAD, Inc. is a Nasdaq-listed company with a focus on therapies and solutions for the early identification and treatment of cancer.  Prior to iCAD, Inc., Mr. Christopher was Chief Financial Officer from March 2014 through December 2016 and Chief Operating Officer from October 2015 through December 2016 of Caliber Imaging & Diagnostics, Inc., a medical technology company focused on cancer detection imaging solutions, with primary applications in dermatology. Prior to Caliber and starting in 2000, Mr. Christopher held various positions of increasing responsibility at DUSA Pharmaceuticals, Inc., a Nasdaq-listed dermatology company focused on the treatment of precancerous skin lesions, where he ultimately served as Chief Financial Officer from January 2005 through its acquisition and integration into Sun Pharmaceuticals Industries Ltd in April 2013. Mr. Christopher holds a Master of Science in Accounting from Suffolk University and a Bachelor of Science in Finance from Bentley University.

Non-Employee Directors

C. Ann Merrifield, 68, has been a director of our company since November 2014. She currently serves as a board director for a number of public and private companies which include Flexion Therapeutics, a public biotechnology company; Veritas Genetics, a private genomics company; Lyra Therapeutics, a private biotechnology company; and MassMutual Premier, Select, MML and MMLII Funds, a portfolio of mutual funds. She also served on the Board of Directors of Juniper Pharmaceuticals, a specialty pharmaceuticals company, from 2015 to 2018 when it was acquired by Catalent. Previously, Ms. Merrifield served as President, Chief Executive Officer and a director of PathoGenetix, a genomics  company focused on developing an automated system for rapid bacterial identification from 2012 until July 2014 when the company filed for Chapter 7 bankruptcy. Prior to then, she spent 18 years at Genzyme Corporation, serving in a number of leadership roles including President of Genzyme Biosurgery, President of Genzyme Genetics and Senior Vice President Business Excellence. Ms. Merrifield also serves as a Trustee of Partners Continuing Care, the post-acute care services division of Partners HealthCare. She holds a B.A. in zoology and a Master of Education from the University of Maine and an M.B.A. from the Tuck School of Business at Dartmouth College. Ms. Merrifield brings to our Board an invaluable amount of experience and expertise over her long career in the life sciences industry.

Daniel R. Marshak, Ph.D., 62, has been a director of our company since September 2014. He has served as part-time Chief Technology Officer to Phase Scientific International Ltd., a medical device and clinical diagnostics company, since 2017. He most recently served in a full-time role as Senior Vice President and Chief Scientific Officer for PerkinElmer, Inc., a human and environmental health company, until September 2014. Prior to joining PerkinElmer in 2006, Dr. Marshak was Vice President and Chief Technology Officer, Biotechnology, for Cambrex Corporation (NYSE:CBM) and earlier, Chief Scientific Officer at Osiris Therapeutics Inc. Dr. Marshak has received numerous awards for scientific and academic achievements and is named as inventor on six issued U.S. patents. Dr. Marshak has served on the Board of Directors of Tecan Group (Swiss:TECN), a leading global provider of laboratory instruments and solutions in biopharmaceuticals, forensics and clinical diagnostics, since 2018. He also serves on the Board of Directors of a private, early-stage company, LifeVault Bio in Massachusetts, USA. Dr. Marshak is the author of more than 100 scientific publications, including one textbook, and has been the editor of five monographs. He held an appointment as Adjunct Associate Professor at the Johns Hopkins University School of Medicine, served as Senior Staff Investigator at Cold Spring Harbor Laboratory, and previously taught graduate biochemistry as an Assistant Professor at the State University of New York, now Stony Brook University. Dr. Marshak received his B.A. degree in biochemistry and molecular biology from Harvard University, and he holds a Ph.D. in biochemistry and cell biology from The Rockefeller University. Dr. Marshak brings to our Board extensive industry experience and a deep understanding of the science and technology behind our business.

Christina Morrison, 53,  has served as a director of our company since June 2016. Ms. Morrison has served as Chief Financial Officer of Physicians Endoscopy, an ambulatory surgical center management company, since April 2018. Prior to that Ms. Morrison served as the Senior Vice President of Finance of Aramark, a publicly traded foodservice, facilities and uniform services provider, from June 2013 until July 2016. Prior to joining Aramark, Ms. Morrison was Senior Vice President of Business and Financial Planning at Merck & Co., Inc., a publicly traded pharmaceutical company, from November 2009 to June 2013. Before that, Ms. Morrison spent five years at Wyeth Pharmaceuticals, a publicly traded pharmaceutical company, serving in a number of leadership roles including Senior Vice President and Chief Financial Officer of the pharmaceutical division. Ms. Morrison holds an M.B.A. from the Tuck School of Business at Dartmouth College and a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Morrison brings to our Board significant financial experience and a decade of experience in the pharmaceutical industry.

Richard J. Roberts, Ph.D., 76,  has been a director of our company since October 2010 and a director of InVivo Therapeutics Corporation, our wholly‑owned subsidiary, since November 2008. Dr. Roberts initially joined InVivo Therapeutics Corporation’s Scientific Advisory Board in June 2007 and continued as a member of our Scientific Advisory Board. He has served as Chief Scientific Officer at New England Biolabs, a life sciences company, since February 2007. Dr. Roberts was awarded the 1993 Nobel Prize in Physiology of Medicine along with Phillip Allen Sharp for the discovery of introns in eukaryotic DNA and the mechanism of gene‑splicing. He holds a B.Sc. in Chemistry and a Ph.D. in Organic Chemistry from the University of Sheffield, U.K. Dr. Roberts brings the Board his significant experience and understanding of the science and technology involved in our business.

Robert J. Rosenthal, Ph.D., 62, has been a director of our company since November 2019. Dr. Rosenthal currently serves as Chairman of the Board of Directors of Taconic Biosciences, Inc., a privately-held provider of research models for the pharmaceutical and biotech industry, where from 2014 to 2018 he also served as Chief Executive Officer. Dr. Rosenthal also currently serves as a director of the Bruker Corporation, a publicly traded manufacturer of analytic instruments, since 2015. Dr. Rosenthal has served since 2007 as a director of Safeguard Scientifics, Inc., a publicly-traded provider of capital for early- and growth-stage companies, and as Chairman of its Board of Directors since May 2016. He also currently serves as a director of Galvanic Applied Sciences, Inc., a privately-held Canadian company, since 2013. Since 1995, Dr. Rosenthal previously served in a variety of senior management positions with companies involved in the development of diagnostics, therapeutics, medical devices, and life sciences tools, most recently including from 2010 through 2012 as President and Chief Executive Officer of IMI Intelligent Medical Implants, AG, a medical technology company, and from 2005 through 2009 as President and Chief Executive Officer of Magellan Biosciences, Inc., a provider of clinical diagnostics and life sciences research tools. Earlier in his career, Dr. Rosenthal served in senior management positions at Perkin Elmer Inc. and Thermo Fisher Scientific, Inc. Dr. Rosenthal holds a Ph.D. from Emory University and a Master of Science degree from the State University of New York. Dr. Rosenthal brings to our Board an extensive understanding of and experience in strategic planning and positioning; corporate, business and product development; operations management; capital markets transactions; debt and equity financings; fund-raising; merger and acquisition transactions; corporate finance; and corporate governance.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16 Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. Dr. Toselli did not timely file a Form 4 after selling 175 shares of Common Stock (after reflecting the 1-for-30 reverse stock split effected on February 11, 2020), held indirectly through his 401(k) plan on June 4, 2019; however, the Form 4 corresponding to this transaction was subsequently filed on September 27, 2019.

To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2019, no other person required to file reports under Section 16(a) of the Exchange Act failed to file such reports on a timely basis.

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

Process for Stockholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our Board since we last provided disclosure of such procedures.

Audit Committee

The Board has designated our Audit Committee as a principal standing committee. The members of our Audit Committee are Ms. Morrison, Dr. Marshak and Dr. Rosenthal. Ms. Morrison is the chair of our Audit Committee. Our Board has determined that each of Ms. Morrison, Dr. Marshak and Dr Rosenthal is independent as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board has determined that Ms. Morrison is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K. See “Non-Employee Directors – Christina Morrison” above for a description of Ms. Morrison’s relevant experience.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation of (i) our Chief Executive Officer and (ii) our Chief Financial Officer. Such officers are collectively referred to as our “named executive officers.”

2019 Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by, or paid to our named executive officers.

						Non-Equity
				Stock	Option	Incentive Plan		All Other
Name and Principal			Bonus	Awards	Awards	Compensation		Compensation
Position	Year	Salary ($)	($)(1)	($)(2)	($)(2)	($)		($)		Total ($)
Richard Toselli	2019	480,000	716,000	35,880	—	—		27,433	(4)	1,259,313
President and Chief Executive Officer (3)	2018	445,385	292,000	—	—	150,000	(5)	46,563	(6)	933,948

Richard Christopher	2019	311,297	212,575	24,700	112,391	—		16,747	(8)	677,710
Chief Financial Officer (6)(7)

(1)	See below, “Narrative to Summary Compensation Table – Bonuses” for a description of the bonuses paid to Dr. Toselli in 2019 and 2018 and Mr. Christopher in 2019.
(2)

The amounts shown in this column represent the aggregate grant date fair value of the option awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the individual. The assumptions used in determining grant date fair value of these awards are set forth in Note 11 to our Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

(3)

 Dr. Toselli joined our company as Acting Chief Executive Officer effective December 18, 2017 and was appointed our President, Chief Executive Officer, and Director effective February 2, 2018. Previously, he served as a consultant Chief Medical Officer.

(4)	Represents (i) $2,220 in vested restricted stock, (ii) $14,000 in 401(k) cash matching contributions under our 401(k) profit sharing plan and (iii) $11,213 in accommodation expenses.
(5)	Represents a one-time cash bonus that was achieved upon the approval by the U.S. Food and Drug Administration of the company’s INSPIRE 2.0 clinical trial.
(6)

Represents (i) $5,070 in vested restricted stock, (ii) $12,323 in 401(k) cash matching contributions under our 401(k) profit sharing plan, (iii) $1,427 in 401(k) company stock matching contributions under our 401(k) profit sharing plan (iv) $3,250 in commuting expenses and (v) $24,493 in accommodation expenses.

(7)	Mr. Christopher joined our company as Chief Financial Officer effective January 14, 2019.
(8)	Represents (i) $12,692 in 401(k) cash matching contributions under our 401(k) profit sharing plan and (ii) $4,055 in commuting expenses.

Narrative to Summary Compensation Table

Base Salary. In 2018, Dr. Toselli’ s annualized base salary was initially set at $435,000 but it was increased to $480,000 in October 2018. In 2018, we paid Dr. Toselli an annualized base salary of $445,385, which was pro-rated to reflect the number of days he served as our Chief Executive Officer following his appointment in February 2018. In 2019, we paid Dr. Toselli an annualized base salary of $480,000, and our Board of Directors increased Dr. Toselli’s annualized base salary to $499,200 effective January 1, 2020.  In 2019, we paid Mr. Christopher an annualized base salary of $311,297, which was pro-rated to reflect the number of days he served as our Chief Financial Officer following his appointment in January 2019 and represents an annualized base salary of $330,000.  Our Board of Directors increased Mr. Christopher’s annualized base salary to $343,200 effective January 1, 2020. We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our named executive officers. Dr. Toselli’s employment agreement provides that his salary will be reviewed by the Board and adjusted upward no less frequently than annually. Mr. Christopher is not party to an employment agreement or other arrangement that provides for automatic or scheduled increases in base salary.

Bonuses. Our Board may, in its discretion, award bonuses to our named executive officers from time to time. We typically establish annual bonus targets based around a set of specified corporate goals for our named executive officers and conduct an annual performance review to determine the attainment of such goals. Our management may propose bonus awards to our Board primarily based on such review process. Our Board makes the final determination of the eligibility requirements for and the amount of such bonus awards. Under the terms of their respective employment agreements, each of our named executive officers is eligible to receive an annual performance-based bonus, as determined by our Board in its sole discretion, with a target of a specified percentage of such officer’s annual base salary earned in such particular calendar year, which percentage shall be subject to adjustment from time to time by our Board in its sole discretion. Our Board determines the amount of the bonus, if any, based on its assessment of the named executive officer’s performance and that of the company against appropriate goals established annually by our Board. The current target annual bonus percentage for each of our named executive officers is 50% and 35% for Dr. Toselli and Mr. Christopher, respectively. With respect to 2018, we awarded to Dr. Toselli a one-time signing bonus of $100,000, a performance bonus of $192,000 based on our achievement of certain company goals and a one-time bonus of $150,000 that was conditioned upon the approval by the U.S. Food and Drug Administration of the company’s proposed plans with respect to one or more clinical trials. With respect to 2019, we awarded a performance bonus of $156,000 to Dr. Toselli based on our achievement of certain company goals. In 2019, we also awarded an additional bonus of $360,000 to Dr. Toselli pursuant to the terms of his amended employment agreement. The additional bonus was payable in two installments in accordance with and subject to the following: 1) $120,000 on April 1, 2019, provided that Dr. Toselli was an active employee of the Company in his capacity as President and Chief Executive Officer through March 31, 2019 and 2) $240,000 on July 1, 2019, provided that Dr. Toselli was an active employee of the Company in his capacity as President and Chief Executive Officer through June 30, 2019. We also awarded Dr. Toselli a special bonus of $200,000, which was conditioned upon his continued service as an active employee of the Company through December 31, 2019. In 2019, we awarded a performance bonus of $75,075 to Mr. Christopher based on our achievement of certain company goals, and we awarded Mr. Christopher a special bonus of $137,500, which was conditioned upon his continued service as an active employee of the Company through December 31, 2019.

Equity Incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our Board periodically reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them in the form of stock options or restricted stock units.

We did not grant any equity awards to Dr. Toselli in 2018. In 2019, we granted options to purchase an aggregate of  3,000 shares of Common Stock to Mr. Christopher, and we granted 2,300 and 1,584 shares of restricted Common Stock to Dr. Toselli and Mr. Christopher, respectively.

We award our stock options on the date our Board approves the grant. We set the option exercise price equal to the fair market value of shares of our Common Stock on the date of grant, which is determined by reference to the closing market price of our Common Stock on the date of grant. For grants in connection with initial employment, vesting typically begins on the initial date of employment. Time vested equity grants to our executives and other employees typically vest either (i) 25% on the first anniversary of grant or, if earlier, the initial employment date and in equal monthly installments thereafter, through the fourth anniversary of the vesting commencement date or (ii) 33.33%

on the first anniversary of the grant date, 33.33% on the second anniversary of the grant date and the remaining 33.33% on the third anniversary of the grant date, and have a term of ten years from the grant date.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the option and stock awards made to our named executive officers that were outstanding on December 31, 2019.

	Option Awards						Stock Awards

										Market
		No. of	No. of					Number of		Value of
		Securities	Securities					Shares or		Shares or
		Underlying	Underlying					Units of		Units of
		Unexercised	Unexercised		Option	Option		Stock That		Stock That
	Award	Options (#)	Options (#)		Exercise	Expiration	Award Grant	Have Not		Have Not
Name	Grant Date	Exercisable	Unexercisable		Price ($)	Date	Date	Vested (#)		Vested ($)(1)
Richard Toselli	7/5/2017	262	172	(2)	1,912.50	7/5/2027
							12/18/2017	200	(3)	1,350
							9/25/2019	2,300	(4)	15,525
Richard Christopher	1/14/2019	—	3,000	(5)	45.90	1/14/2029
							9/25/2019	1,584	(6)	10,692

(1)	The value of the award is based on a price per restricted stock unit award of $6.75, the closing sale price of our common stock on December 31, 2019.
(2)	25% of the shares underlying the option vested on the first anniversary of the grant date, and the remaining shares vest on a monthly basis in equal monthly installments, subject to continued service.
(3)

Represents 400 RSU’s awarded to Dr. Toselli, which vested as to 25% of the total underlying shares on the first anniversary of the grant date and the remainder vests in equal semiannual installments until fully vested on the fourth anniversary of the grant date, subject to continued service.

(4)	Represents 2,300 shares of restricted stock, which vest 100% on September 25, 2022, subject to continued service.
(5)

One third (1/3) of the shares underlying the stock option vested on the first anniversary of the grant date and will vest as to one third (1/3) of the shares underlying the stock option on January 14, 2021 and the remaining one third (1/3) of the shares underlying the stock option on January 14, 2022, subject to continued service.

(6)	Represents 1,584 shares of restricted stock, which vest 100% on September 25, 2022, subject to continued service.

Summary of the 2015 Equity Incentive Plan

The following is a general summary of the 2015 Equity Incentive Plan (the “2015 Plan”), as amended, and is qualified in its entirety by the complete text of the 2015 Plan.

Plan Administration.  The 2015 Plan is administered by the Compensation Committee of our Board, or such other committee as the Board may appoint from time to time. The Compensation Committee may delegate the administration of the 2015 Plan to members of the Board, officers, or employees of the Company, subject to the terms of the 2015 Plan.

Subject to the terms of the 2015 Plan, the Compensation Committee has the authority to;

•	decide which individuals will receive awards under the 2015 Plan;

•

specify the type of award to be granted and the terms and conditions upon which an award will be granted and may be earned (including, when and how an award may be exercised or earned and the exercise price, if applicable, associated with each award);

•	prescribe any other terms and conditions (including accelerated vesting or forfeiture provisions) affecting an award;

•	adopt, amend and rescind rules and regulations relating to the 2015 Plan; and

•	make all other decisions necessary or advisable for the administration and interpretation of the 2015 Plan.

Any decisions of the Compensation Committee regarding the 2015 Plan shall be final, conclusive and binding on all persons or entities, including the company and participants.

Eligibility.   The individuals eligible to receive awards under the 2015 Plan are officers, directors, employees, and consultants who provide services to us or any “related entity,” which means any subsidiary, and any business, corporation, partnership, limited liability company or other entity designated by the Board, in which the Company or a Subsidiary holds a substantial ownership interest, directly or indirectly.  At this time, there is only one related entity, our wholly owned subsidiary, InVivo Therapeutics, Inc.  However, only employees of the company (or related entities) are eligible to receive incentive stock options, or ISOs. There are approximately six employees of our Company, four non-employee directors of our Company and three consultants to our Company who would currently be eligible to participate in the 2015 Plan. Actual participation and receipt of an award under the 2015 Plan will be determined by the Compensation Committee in its sole discretion.

Shares Subject to the 2015 Plan.    At the Annual Meeting held on January 21, 2020, the Company’s stockholders approved an amendment to the Company’s 2015 Equity Incentive Plan (as so amended, the “Incentive Plan”) to increase the number of shares available for issuance thereunder by 26,667 to a total of 32,000 shares (after reflecting the 1-for-30 reverse stock split we completed on February 11, 2020) plus (i) the number of shares that remained available for issuance under the Company’s 2010 Equity Incentive Plan, as amended (the “Prior Plan”) as of the date that the Incentive Plan became effective and (ii) the number of shares that were subject to outstanding awards under the Prior Plan the date the Incentive Plan became effective that become available in the future due to cancellation, forfeiture or expiration of such outstanding awards and corresponding adjustments that will be reflected in various share limitations.

Shares under the 2015 Plan may only be reused for new grants if the shares were subject to an award that was forfeited, expired or otherwise terminated without issuance of the underlying shares, or if the award was settled for cash and does not otherwise involve the issuance of underlying shares.

Limitations on Certain Types of Awards.    The maximum number of shares that may be delivered under the 2015 Plan as a result of the exercise of the incentive stock options is 32,000 shares. In addition, there are individual participant limitations, including (i) no grant of options and/or stock appreciation rights of more than 32,000 shares per participant per fiscal year; (ii) no grant of restricted stock, restricted stock units, performance shares and/or other stock-based awards denominated in or valued by reference to a designated number of shares, with respect to more than 32,000 shares per fiscal year; and (iii) no grant of performance units payable in cash of more than (x) $2,000,000 per fiscal year, pro-rated for a performance period that is less than 12 months, and (y) $2,000,000 per fiscal year with respect to any performance period that is more than 12 months.  No non-employee director may be granted awards under the 2015 Plan that have a grant date fair market value (determined for financial accounting purposes) that exceeds $1,000,000 in the aggregate per fiscal year.

Adjustments in Capitalization.   The Compensation Committee is authorized to adjust the limitations on the number of shares available for issuance under the 2015 Plan and the individual limitations on the amount of certain awards and to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) to the extent it deems equitable in the event that a dividend or other distribution (whether in cash, shares or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the shares so that an adjustment is appropriate.

Types of Awards.   The 2015 Plan provides for a variety of awards, including options, restricted stock awards, restricted stock units, stock appreciation rights (stock- and cash-settled) and other equity-based awards, as well as dividend equivalents and "performance-based" awards. Any award granted under the 2015 Plan will be evidenced by an award agreement which will describe the terms and conditions of the award, including, without limitation, the type of award granted, when and how the award may be exercised or earned, and any exercise price (as appropriate) associated with the award.

Options.   Options provide for the right to purchase shares of our common stock at a specified price, and usually will become exercisable in the discretion of the Compensation Committee in one or more installments after the grant date. The Compensation Committee will determine the acceptable forms of consideration for exercising an option, including the method of payment, to the extent permitted by applicable law. Generally, our practice has been to grant awards that are subject to a four-year vesting schedule with 25% vesting on the first anniversary and the remainder vesting monthly thereafter.

Options may be granted for any term specified by the Compensation Committee, but shall not exceed ten years. Options may not be granted at an exercise price that is less than the fair market value of our common stock on the date of grant. For purposes of the 2015 Plan, fair market value is defined as the closing price for our common stock on the principal stock exchange or market on which our common stock is traded on the date of determination.

Options may take two forms, nonstatutory options, or NSOs, and ISOs. ISOs will be designed to comply with the provisions of the Code and will be subject to certain restrictions contained in the Code in order to qualify as ISOs. Among such restrictions, ISOs must:

•

have an exercise price not less than the fair market value of our common stock on the date of grant, or if granted to certain individuals who own or are deemed to own at least 10% of the total combined voting power of all of our classes of stock ("10% stockholders"), then such exercise price may not be less than 110% of the fair market value of our common stock on the date of grant;

•	be granted only to our employees and employees of our subsidiary entities;

•	be exercised within ten years after the date of grant, or with respect to 10% stockholders, no more than five years after the date of grant; and

•	not be first exercisable for more than $100,000 worth of value per calendar year, determined based on the grant date fair market value.

If an award purported to be an ISO fails to meet the requirements of the Code, then the award will instead be considered an NSO.

Stock Appreciation Rights.    Stock appreciation rights, or SARs, provide for the payment to the holder based upon increases in the price of our common stock over a set base price, which may not be less than the fair market value of our common stock on the date of grant. Payment for SARs may be made in cash, common stock or any combination of the two. SARs may be granted for any term specified by the Compensation Committee, but shall not exceed ten years.

Restricted Stock.   A restricted stock award is the grant of shares of our common stock at a price determined by the Compensation Committee (which price may be zero), is nontransferable and unless otherwise determined by the Compensation Committee at the time of award, may be forfeited upon termination of employment or service during a restricted period. The Compensation Committee may restrict the participant’s ability to vote the shares of restricted stock or receive dividends on such shares.

Restricted Stock Units.   Restricted stock units represent the right to receive shares of our common stock at a specified date in the future, subject to forfeiture of such right. If the restricted stock unit has not been forfeited, then on the date specified in the restricted stock unit agreement we shall deliver to the holder of the restricted stock unit, unrestricted shares of common stock which will be freely transferable. The Compensation Committee will specify the purchase price, if any, to be paid by the grantee for the common stock.

Bonus Stock and Awards in Lieu of Obligations.   The Compensation Committee is authorized to grant shares of common stock to any eligible persons as a bonus, or to grant shares or other awards in lieu of obligations to pay cash or deliver other property under the 2015 Plan or under other plans or compensatory arrangement.

Other Stock-Based Awards.   The Compensation Committee is authorized to grant awards that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of our common stock. The Compensation Committee determines the terms and conditions of such awards.

Performance Awards.   Performance awards are denominated in cash or shares of our common stock and are linked to satisfaction of performance criteria established by the Compensation Committee. The performance criteria to be achieved during any performance period and the length of the performance period will be determined by the Compensation Committee upon the grant of the performance award. Performance awards may be valued by reference to a designated number of shares (in which case they are referred to as performance shares) or by reference to a designated amount of property including cash (in which case they are referred to as performance units). Performance awards may be settled by delivery of cash, shares or other property, or any combination thereof, as determined by the Compensation Committee.

One or more of the following criteria shall be used by the Compensation Committee in establishing performance goals for such awards; (1) earnings per share; (2) achievement of domestic and international regulatory milestones, including the submission of filings required to advance products, services and technologies in clinical development and the achievement of approvals by regulatory authorities relating to the commercialization of products, services and technologies; (3) the achievement of discovery, preclinical and clinical stage scientific objectives, discoveries or inventions for products, services and technologies under research and development; (4) the entry into or completion of a phase of clinical development for any product, service or technology; (5) specified levels of product sales; (6) earnings before or after discontinued operations, interest, taxes, depreciation and/or amortization, operating profit before or after discontinued operations and/or taxes, sales, sales growth, earnings growth, cash flow or cash position, gross margins or working capital; (7) stock price, (8) return on sales, assets, equity or investment; (9) operating income or income from operations after excluding extraordinary or special items (including, without limitation, stock-based compensation, goodwill impairments, building and other significant asset sales, asset write-downs, plant closures and related layoffs, and/or amortization of intangibles); (10) net income; (11) management of fixed costs or variable costs; (12) identification or consummation of investment opportunities or completion of specified projects in accordance with corporate business plans, including financings, strategic mergers, acquisitions or divestitures; (13) total shareholder return; (14) debt reduction; (15) market share; (16) entry into new markets, either geographically or by business unit; and/or (17) the fair market value of a share. Any of the above goals may be determined on an absolute or relative basis or as compared to the performance of a published or special index deemed applicable by the Compensation Committee including, but not limited to, the NASDAQ Composite Index, the NASDAQ Biotechnology Index or a group of companies that are comparable to the company.

After the end of each performance period, the Compensation Committee will determine and certify whether the performance goals have been achieved. In determining the achievement of such performance goals, the Compensation Committee may, at the time the performance goals are set, require that those goals be determined by excluding the impact of: (i) restructurings, discontinued operations, and extraordinary items (as defined pursuant to generally accepted accounting principles), and other unusual or non-recurring charges; (ii) changes in accounting standards required by generally accepted accounting principles; or (iii) such other exclusions or adjustments as the Compensation Committee specifies at the time the award is granted.

The Compensation Committee may, in its discretion, determine that the amount payable as a performance award will be reduced from the amount of any potential award.

Acceleration of Vesting; Change in Control.   Subject to certain limitations, the Compensation Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award. In the event of a “change in control” of the company, as defined in the 2015 Plan, and only to the extent provided in any employment or other agreement between the participant and the company or any related entity, or in any award agreement, or to the extent otherwise determined by the Compensation Committee in its sole discretion in each particular case: (i) any option or stock appreciation right that was not previously vested and exercisable at the time of the "change in control" will become immediately vested and exercisable; (ii) any restrictions, deferral of settlement and forfeiture conditions applicable to a restricted stock award, restricted stock unit award or any other stock-based award subject only to future service requirements will lapse and such awards will be deemed fully vested; and (iii) with respect to any outstanding award subject to achievement of performance goals and conditions under the 2015 Plan, the Compensation Committee may, in its discretion, consider such awards to have been earned and payable based on achievement of performance goals or based upon target performance (either in full or pro-rata based on the portion of the performance period completed as of the “change in control”).

Subject to any limitations contained in the 2015 Plan relating to the vesting of awards in the event of any merger, consolidation or other reorganization in which the company does not survive, or in the event of any "change in control," the agreement relating to such transaction or the Compensation Committee may provide for: (i) the continuation of the outstanding awards by the company, if the company is a surviving entity; (ii) the assumption or substitution for outstanding awards by the surviving entity or its parent or subsidiary pursuant to the provisions contained in the 2015 Plan; (iii) full exercisability or vesting and accelerated expiration of the outstanding awards; or (iv) settlement of the value of the outstanding awards in cash or cash equivalents or other property followed by cancellation of such. The foregoing actions may be taken without the consent or agreement of a participant in the 2015 Plan and without any requirement that all such participants be treated consistently.

Clawback.   The Compensation Committee has the power and authority under the 2015 Plan to cancel an award, require reimbursement of an award, or otherwise recoup awards made under the 2015 Plan if (1) there is an accounting restatement of the company’s financial statements or results and (2) the restatement results from the company’s non-compliance with federal securities laws.

Awards Not Transferable.   Generally, the awards may not be pledged, assigned or otherwise transferred other than by will or by laws of descent and distribution.

Other Adjustments.   The Compensation Committee is authorized to make adjustments in the terms and conditions of, and the criteria included in, awards: (i) in recognition of unusual or nonrecurring events (such as acquisitions and dispositions of businesses and assets) affecting our company or any subsidiary, or the financial statements of our company or any subsidiary; (ii) in response to changes in applicable laws, regulations, accounting principles, tax rates and regulations or business conditions; or (iii) in view of the Compensation Committee’s assessment of the business strategy of the company, performance of comparable organizations, economic and business conditions, personal performance of a participant, and any other circumstances deemed relevant.

Term, Amendment and Termination.   The 2015 Plan became effective on April 16, 2015, and will expire on April 15, 2025, the tenth anniversary of its adoption by the Board, unless terminated earlier. The Board may amend or terminate the 2015 Plan at any time, subject to stockholder approval to the extent required by law or applicable listing standards; provided that, in the case of outstanding awards, no change may be made that materially and adversely affects the rights of the participant without his or her consent.

Pension Benefits

We do not offer to our executive officers or employees any pension plan or similar plan that provides for payments or other benefits at, following or in connection with retirement.

Non-Qualified Deferred Compensation

We do not offer to our executive officers or employees any defined contribution or similar plan that provides for the deferral of compensation on a basis that is not tax-qualified. We offer a 401(k) profit sharing plan to all of our employees eligible to participate. We make matching contributions on behalf of participating employees, in the form of cash-based matching, up to a maximum of 5% of the employee’s annual compensation. Our matching contributions become 50% vested after the employee has been employed by us for one year, and 100% vested after the employee has been employed by us for two years. Any company matching contributions made to our named executive officers are reflected in the “All Other Compensation” column of the Summary Compensation Table above.

Agreements with our Executive Officers

Richard Toselli, M.D., President and Chief Executive Officer. In connection with his appointment as acting Chief Executive Officer in December 2017, we entered into an employment agreement with Dr. Toselli.  Under the employment agreement, Dr. Toselli receives an annual base salary, subject to adjustment from time to time, and is eligible to receive an annual cash bonus equal to 50% of his annual salary, subject to his performance of specified objectives to be established by the Board (or a designated Board committee) each year. Dr. Toselli is eligible to receive all medical, dental and other benefits to the same extent as provided to our other senior management employees.  For 2018, Dr. Toselli’ s salary was initially set at $445,385. Dr. Toselli received a one-time sign-on bonus in the amount of $100,000 that was conditioned on his remaining an active employee on January 31, 2018 and was paid on February 1, 2018.  Additionally, Dr. Toselli received a one-time bonus of $150,000 that was conditioned upon the approval by the U.S. Food and Drug Administration of the company’s proposed plans with respect to one or more clinical trials and was paid in March 2018.  In connection with becoming the company’s Chief Executive Officer rather than Acting Chief Executive Officer, Dr. Toselli became eligible for certain severance benefits under his employment agreement.

In October 2018, we entered into an amendment to Dr. Toselli’ s employment agreement to increase his annual base salary from $435,000 to $480,000, clarify that Dr. Toselli’ s annual bonus target of 50% of his base salary for 2018 would be based on Dr. Toselli’ s new base salary of $480,000 and provide for an additional bonus, in the amount of $360,000, less applicable taxes and withholdings (the “Additional Bonus”).  The Additional Bonus was paid in two installments of $120,000 on April 1, 2019 and $240,000 on July 1, 2019.

Under our employment agreement with Dr. Toselli, if his employment is terminated by us without cause, or by Dr. Toselli for “good reason,” in the absence of a “change in control” (as defined in our 2015 Equity Incentive Plan) then (i) we are obligated to pay severance (consisting of base salary in effect at the time of termination) to Dr. Toselli for a period of 18 months, plus continued health insurance benefits for a period of 18 months and (ii) the unvested portion of any stock options held by him will vest as with respect to an additional 12 months. If Dr. Toselli’ s employment is terminated by us without cause, or by Dr. Toselli for “good reason” within 12 months following of a “change in control,” then (a) we are obligated to pay severance (consisting of two times base salary in effect at the time of termination and 100% of his target annual bonus) to Dr. Toselli, plus continued health insurance benefits for a period of 18 months,  (b) pay a pro rata portion of the annual bonus for the year in which the termination occurs based on a good faith determination of the attainment of the applicable goals and (c) the unvested portion of any stock options held by him will vest fully. The severance payments and the accelerated vesting of options are contingent on execution of a general release of claims against our company and are in addition to any accrued obligations to Dr. Toselli unpaid by us prior to the time of termination.

The employment agreement also contains various restrictive covenants, including covenants relating to non-solicitation, confidentiality and assignment of inventions.

Richard Christopher, Chief Financial Officer.  In connection with his employment with the Company and pursuant to the terms of an employment agreement dated December 24, 2018, Mr. Christopher receives an annual base salary of $330,000. Mr. Christopher is also eligible for an annual bonus that targets thirty-five percent (35%) of his annualized base salary based upon achievement of certain performance goals.  On January 14, 2019, the Board granted Mr. Christopher a nonstatutory stock option to purchase up to 3,000 shares of the Company’s common stock, as an inducement grant outside of the Company’s 2015 Stock Incentive Plan pursuant to Nasdaq Listing Rule 5635(c)(4) (the “Inducement Award”). The Inducement Award has an exercise price per share equal to $45.90, the closing price of a share of our common stock on the grant date, and vested as to one-third (1/3) of the shares of the underlying stock option on January 14, 2020, and will vest as to one third (1/3) of the shares of the underlying stock option on January 14, 2021 and the remaining one third (1/3) of the shares of the underlying stock option on January 14, 2022, provided that if within one year following a change in control Mr. Christopher’s employment is terminated by him for Good Reason (as defined in the employment agreement) or by the Company or its successor without Cause (as defined in the employment agreement), the Inducement Award will be immediately exercisable in full.

Mr. Christopher is also entitled to severance payments under his employment agreement. If we terminate Mr. Christopher’s employment without Cause or if he terminates his employment for Good Reason, in each case prior to, or more than 12 months following, a change in control, then he is entitled (A) to continue to be paid his base salary as in effect on the termination date for a period of 12 months and (B) to continue to receive his benefits under the company’s employee group health insurance plan until the earlier of (i) 6 months following the termination date or (ii) the date he becomes eligible for coverage under a new employer’s group health plan.

If we terminate Mr. Christopher’s employment without Cause or he terminates his employment for Good Reason, in each case within 12 months following a Change in Control (as defined in the employment agreement), then he is entitled (A) to an amount equal to 1.5 times his base salary as in effect on the termination date, plus 100% of his target annual bonus, in each case at the salary and target annual bonus level in effect on the termination date or, if higher, at any time within the six month period preceding the Change in Control, (B) to acceleration in full of the vesting on all outstanding, unvested equity awards held by him and (C) to continue to receive his benefits under the company’s employee group health insurance plan until the earlier of (i) 12 months following the termination date or (ii) the date he becomes eligible for coverage under a new employer’s group health plan.  The severance payments are contingent upon Mr. Christopher executing a general release of claims.

The employment agreement also contains various restrictive covenants, including covenants relating to non-solicitation, confidentiality and assignment of inventions. In addition, under the terms of the employment agreement, Mr. Christopher will also be eligible for medical, dental and other fringe benefits available to our other senior management members or any benefit plans established or adopted by us.

Potential Payments Upon Termination or Change in Control

Certain of our named executive officers are entitled to payments upon a termination of employment or a change in control.

Richard Toselli, M.D., President, Chief Executive Officer, and Director. Under our employment agreement with Dr. Toselli, if his employment is terminated by us without cause, or by Dr. Toselli for “good reason,” in the absence of a “change in control” (as defined in the 2015 Plan) then (i) we are obligated to pay severance (consisting of base salary in effect at the time of termination) to Dr. Toselli for a period of 18 months, plus continued health insurance benefits for a period of 18 months and (ii) the unvested portion of any stock options held by him will vest as with respect to an additional 12 months. If Dr. Toselli’s employment is terminated by us without cause, or by Dr. Toselli for “good reason” within 12 months following of a “change in control,” then (a) we are obligated to pay severance (consisting of two times base salary in effect at the time of termination and 100% of his target annual bonus) to Dr. Toselli, plus continued health insurance benefits for a period of 18 months,  (b) pay a pro rata portion of the annual bonus for the year in which the termination occurs based on a good faith determination of the attainment of the applicable goals and (c) the unvested portion of any stock options held by him will vest fully. The severance payments and the accelerated vesting of options are contingent on execution of a general release of claims against our company and are in addition to any accrued obligations to Dr. Toselli unpaid by us prior to the time of termination. Had his employment been terminated on December 31, 2017, Dr. Toselli would not have been entitled to any payment.

Richard Christopher, Chief Financial Officer. Under our employment agreement with Mr. Christopher, if we terminate Mr. Christopher’s employment without Cause or if he terminates his employment for Good Reason, in each case prior to, or more than 12 months following, a change in control, then he is entitled (A) to continue to be paid his base salary as in effect on the termination date for a period of 12 months and (B) to continue to receive his benefits under the company’s employee group health insurance plan until the earlier of (i) 6 months following the termination date or (ii) the date he becomes eligible for coverage under a new employer’s group health plan. If we terminate Mr. Christopher’s employment without Cause or he terminates his employment for Good Reason, in each case within 12 months following a Change in Control (as defined in the employment agreement), then he is entitled (A) to an amount equal to 1.5 times his base salary as in effect on the termination date, plus 100% of his target annual bonus, in each case at the salary and target annual bonus level in effect on the termination date or, if higher, at any time within the six month period preceding the Change in Control, (B) to acceleration in full of the vesting on all outstanding, unvested equity awards held by him and (C) to continue to receive his benefits under the company’s employee group health insurance plan until the earlier of (i) 12 months following the termination date or (ii) the date he becomes eligible for coverage under a new employer’s group health plan.  The severance payments are contingent upon Mr. Christopher executing a general release of claims.

2019 Director Compensation

The following table sets forth the compensation of our non-employee directors for 2019. For information on the compensation of Dr. Toselli, our current President and Chief Executive Officer, see “Executive Compensation” above.

				Non-Equity	Nonqualified
				Deferred	Deferred
	Fees Earned or		Option	Compensation	Compensation	All Other
	Paid in Cash	Stock Awards	Awards	Earnings	Earnings	Compensation	Total
Name	($)	($)(1)	($)(1)(2)	($)	($)	($)	($)
Daniel R. Marshak, Ph.D.	52,500	—	—	—	—	—	52,500
C. Ann Merrifield	75,000	—	—	—	—	—	75,000
Richard J. Roberts, Ph.D.	43,750	—	—	—	—	—	43,750
Christina Morrison	58,750	—	—	—	—	—	58,750
Robert J. Rosenthal, Ph.D.	5,150	—	—	—	—	—	5,150

(1)	None of the Company’s directors received stock awards or option awards during 2019.
(2)

As of December 31, 2019, the aggregate number of options to purchase shares of our common stock outstanding for each director listed above, including both vested and unvested shares, was as follows: Dr. Marshak, 85 shares; Ms. Merrifield, 85 shares; Dr. Roberts, 153 shares; Ms. Morrison, 68 shares; and Dr. Rosenthal, did not have any options outstanding.

Our director compensation policy provides for the following compensation to our non-employee directors:

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

•	an annual retainer of $25,000, paid quarterly, to the Chair of the Board.

Non-employee directors are reimbursed for reasonable travel expenses in connection with attendance at meetings of the Board or any of its committees that are conducted in person and other activities directly related to the service to the company.

At the Board’s discretion, each non-employee director may also receive an annual grant of a stock option to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. Any such options vest in 12 equal installments on each monthly anniversary of the date of grant until fully vested on the first anniversary of the date of grant, provided that such director remains a director of our company on each such vesting date. Alternatively, the Board may elect to grant restricted stock units or restricted stock awards.  The Company did not grant any equity awards to any of the non-employee directors in 2019.

Pay Ratio

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 27, 2020 with respect to the beneficial ownership of our common stock by:

•	each of our directors

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power, and his or her address is c/o InVivo Therapeutics Holdings Corp., One Kendall Square, Suite B14402, Cambridge, MA 02139. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days of January 27, 2020 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common stock of each person or entity named in the following table is based on 576,070 shares of our common stock outstanding as of January 27, 2020.

		Percentage of
	Number of Shares	Common Stock
	of Common Stock	Beneficially
Name of Beneficial Owner	Beneficially Owned	Owned
Directors and Named Executive Officers
Richard Toselli, M.D. (1)	2,722	*	%
Richard Christopher (2)	2,584	*
Daniel R. Marshak, Ph.D. (3)	85	*
C. Ann Merrifield (4)	88	*
Richard J. Roberts, Ph.D. (5)	443	*
Christina Morrison (6)	68	*
Robert J. Rosenthal, Ph.D. (7)	—	*
All current directors and executive officers as a group (7 persons) (8)	5,990	1.0%

*Percentage of shares beneficially owned does not exceed one percent.

(1)

Consists of (a) 133 shares of common stock owned by Dr. Toselli, (b) 289 shares of common stock underlying options held by Dr. Toselli that are exercisable as of January 27, 2020 or will become exercisable within 60 days after such date and (c) 2,300 shares of restricted Common Stock granted to Dr. Toselli.

(2)

Consists of (a) 1,000 shares of common stock underlying options held by Mr. Christopher that are exercisable as of January 27, 2020 or will become exercisable within 60 days after such date and (b)  1,584 shares of restricted Common Stock granted to Mr. Christopher.

(3)	Consists solely of shares of common stock underlying options held by Dr. Marshak that are exercisable as of January 27, 2020 or will become exercisable within 60 days after such date.
(4)

Consists of (a) 3 shares of common stock owned by Ms. Merrifield and (b) 85 shares of common stock underlying options held by Ms. Merrifield that are exercisable as of January 27, 2020 or will become exercisable within 60 days after such date.

(5)

Consists of (a) 290 shares of common stock owned by Dr. Roberts and (b) 153 shares of common stock underlying options held by Dr. Roberts that are exercisable as of January 27, 2020 or will become exercisable within 60 days after such date.

(6)	Consists solely of shares of common stock underlying options held by Ms. Morrison that are exercisable as of January 27, 2020 or will become exercisable within 60 days after such date.
(7)	Mr. Rosenthal does not own any shares of the Company.

(8)

Consists of (a) 426 shares of common stock owned by all current executive officers and directors as a group (b) 1,680 shares of common stock underlying options that are exercisable as of January 27, 2020 or will become exercisable within 60 days after such date and (c) 3,884 shares of restricted Common stock.

Stockholders Known by Us to Own 5% or More of Our Common Stock

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information about shares of our Common Stock that may be issued under our existing equity compensation plan as of December 31, 2019, which consists of our 2007 Equity Incentive Plan, 2010 Equity Incentive Plan, 2015 Equity Incentive Plan, and Employee Stock Purchase Plan or other equity compensation plans not approved by security holders.

Equity Compensation Plan Information

	(a)		(c)
	Number of		Number of securities
	securities	(b)	remaining available
	to be issued upon	Weighted-average	for future issuance
	the exercise of	exercise price	under equity
	outstanding	of outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants	reflected in column
Plan Category	rights	and rights	(a))
Equity compensation plans approved by security holders (1)	8,273	$1,451.97	68
Equity compensation plans not approved by security holders (2)	3,000	45.90	—
Total	11,273	$1,077.78	68

(1)	The amounts disclosed do not reflect an additional 26,667 shares of Common Stock authorized for issuance under the 2015 Equity Incentive Plan as of January 21, 2020.
(2)

Consists of a stock option award approved by our Board as an inducement material to our Chief Financial Officer’s acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement award has an exercise price per share equal to $45.90, the closing price of a share of our common stock on the grant date, and vested as to one-third (1/3) of the shares of the underlying stock option on January 14, 2020, and will vest as to one third (1/3) of the shares of the underlying stock option on January 14, 2021 and the remaining one third (1/3) of the shares of the underlying stock option on January 14, 2022, provided that if within one year following a change in control our Chief Financial Officer’s employment is terminated by him for good reason or by us or our successor without cause, the inducement award will be immediately exercisable in full.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Indemnification Agreements

Our articles of incorporation require that we indemnify our officers, directors, employees, and agents to the full extent permitted by the laws of the State of Nevada. Our bylaws include an indemnification provision under which we have the power to indemnify our directors and officers against all costs, charges and expenses actually and reasonably incurred, including an amount paid to settle an action or satisfy a judgment to which a director or officer is made a party by reason of being or having been a director or officer of the company. In addition, we have entered into an indemnification agreement with each of our officers and directors pursuant to which they will be indemnified by us, subject to certain limitations, for any liabilities incurred by them in connection with their role as officers or directors of the company.

Related Party Transaction Policy

Our Board has adopted written policies and procedures for the review of related party transactions. The Audit Committee reviews and oversees all related party transactions on an ongoing basis. A “related party transaction” is a transaction that meets the minimum threshold for disclosure in the proxy statement under applicable SEC rules (generally, transactions involving amounts exceeding $120,000 in which a “related person” or entity has a direct or indirect material interest). “Related persons” include our executive officers, directors, beneficial owners of 5% or more of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. When a potential related party transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify it.

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

Director Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent, that audit committee members also satisfy independence criteria set forth in Rule 10A‑3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that compensation committee members also satisfy heightened independence requirements contained in the Nasdaq Listing Rules as well as Rule 10C‑1 under the Exchange Act. Under Nasdaq Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A‑3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board, or any other Board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. When determining the independence of the members of our compensation committee under the heightened independence requirements contained in the Nasdaq Listing Rules and Rule 10C‑1 under the Exchange Act, our Board is required to consider all factors specifically relevant to determining whether a director has a relationship with us that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1)

the source of compensation of that director, including any consulting, advisory, or other compensatory fee paid by us to that director; and (2) whether that director is affiliated with our company, a subsidiary of our company, or an affiliate of a subsidiary of our company.

Our Board has reviewed the composition of our Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our Board has determined that each of our directors, other than Dr. Toselli, is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules.

Our Board also determined that Ms. Morrison, Dr. Marshak, and Dr. Rosenthal, who comprise our audit committee, and Ms. Merrifield, Dr. Marshak, and Dr. Roberts, who comprise our compensation committee, satisfy the independence standards for such committees established by the Securities and Exchange Commission (“SEC”) and the Nasdaq Listing Rules, as applicable. In making such determinations, our Board considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees.

Audit Fees

Firm	Year	Fees ($)(1)
RSM US, LLP	2019	208,859
	2018	194,531

(1)

Audit fees in each of 2019 and 2018 consisted of fees incurred for professional services rendered for the audit of consolidated financial statements and internal control over financial reporting and for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10‑Q.

Audit-Related Fees

Firm	Year	Fees ($)(1)
RSM US, LLP	2019	97,120
	2018	65,625
WOLF & COMPANY, P.C.	2019	—
	2018	18,000

(1)

Audit-related fees in 2019 and 2018 paid to RSM US, LLP or RSM consisted of fees related to the delivery of comfort letters in conjunction with proposed common stock financings. Audit-related fees in 2018 paid to Wolf & Co. consisted of fees related to consents provided in connection with Form S‑1 filings. Effective in August 2015, our Audit Committee approved RSM as our independent registered accountants, replacing Wolf & Company, P.C.

Tax Fees

There were no fees paid to RSM or Wolf & Company, P.C. for any tax-related services in 2019 or 2018.

All Other Fees

There were no other fees paid to RSM or Wolf & Company, P.C. in 2019 or 2018.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee is responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the Audit Committee before the services were rendered. The Audit Committee has considered the nature and amount of fees billed by RSM US, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining RSM US, LLP’s independence.

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

3.5

Certificate of Amendment to Articles of Incorporation of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC January 21, 2020)

3.6

Certificate of Change Pursuant to NRS 78.209 filed with Nevada Secretary of State, dated February 10, 2020 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 11, 2020)

4.1+	Description of the Registrant’s Securities.
4.2+	Specimen Common Stock Certificate.
4.4	Form of Warrant of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 6, 2014).
4.5	Form of Warrant Agreement (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 3, 2016).
4.6	Form of Series A Warrant (incorporated by reference from Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018).

4.7

Amendment to Warrant Agency Agreement, by and between InVivo Therapeutics Holdings Corp. and Continental Stock Transfer & Trust Company, as Warrant Agent, dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 28, 2018).

4.8

Second Amendment to Warrant Agency Agreement and Warrant, by and between InVivo Therapeutics Holdings Corp. and Continental Stock Transfer & Trust Company, as Warrant Agent, dated November 20, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019).

4.9		Form of Series A Warrant, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019).
4.10		Form of Placement Agent Warrant of InVivo Therapeutics Holdings Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 24, 2020).
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

10.14*	InVivo Therapeutics Holdings Corp. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 16, 2015).
10.15*+	InVivo Therapeutics Holdings Corp. 2015 Equity Incentive Plan, as amended.
10.16*

Consulting Agreement, dated June 29, 2017, by and between InVivo Therapeutics Holdings Corp. and Richard Toselli, M.D. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.17*

Employment Agreement, dated December 18, 2017, by and between Richard Toselli and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018.)

10.18

Form of Exchange Agreement, dated as of August 10, 2017, between InVivo Therapeutics Holdings Corp. and certain holders of warrants (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 10, 2017).

10.19

Assignment and Assumption of Lease and Consent at Landlord, dated May 3, 2018 by and among Shiseido Americas Corporation, ARE-MA Region No. 59 LLC and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018).

10.20

Sublease, dated May 3, 2018, by and between Shiseido Americas Corporation and InVivo Therapeutics Holdings Corp.(incorporated by reference from Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018).

10.21*

Amendment to Employment Agreement, by and between InVivo Therapeutics Holdings Corp. and Richard Toselli, dated October 1, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 5, 2018).

10.22*

Employment Agreement, dated December 24, 2018, between the Company and Richard Christopher (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2019).

10.23*

Nonstatutory Stock Option Agreement, dated January 14, 2019, between the Company and Richard Christopher (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2019).

10.24*

Form of Restricted Stock Agreement under the Company’s 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 27, 2019).

10.25*+	Form of Restricted Stock Unit Agreement under the Company’s 2015 Equity Incentive Plan
21.1	Subsidiaries of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on November 1, 2010).
23.1+	Consent of RSM US LLP
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

INVIVO THERAPEUTICS HOLDINGS CORP.
Date: February 20, 2020	By:	/s/ RICHARD TOSELLI, M.D
		Name:	Richard Toselli
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 20, 2020	By:	/s/ RICHARD CHRISTOPHER
		Name:	Richard Christopher
		Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Toselli M.D Richard Toselli	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2020

/S/ Richard Christopher Richard Christopher	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2020

/s/ C. Ann Merrifield C. Ann Merrifield	Chair of the Board	February 20, 2020

/s/ Daniel R. Marshak Daniel R. Marshak	Director	February 20, 2020

/s/ Christina Morrison Christina Morrison	Director	February 20, 2020

/s/ Richard J. Roberts	Director	February 20, 2020
Richard J. Roberts

/s/ Robert ROSENTHAL	Director	February 20, 2020
Robert Rosenthal