Form 10-Q
period 2020-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2020-05-13
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of  May 7, 2020, 4,847,370 shares of the registrant’s Common Stock,  $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended March 31,  2020

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	March 31,	December 31,
	2020	2019
ASSETS:
Current assets:
Cash and cash equivalents	$9,201	$6,602
Restricted cash	4	4
Prepaid expenses and other current assets	767	177
Total current assets	9,972	6,783
Property, equipment and leasehold improvements, net	66	73
Restricted cash - non current	110	110
Operating lease right-of-use assets	1,142	1,211
Prepaid clinical trial expenses	1,122	1,122
Other assets	22	26
Total assets	$12,434	$9,325
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$988	$942
Operating lease liabilities	302	294
Accrued expenses	581	1,427
Total current liabilities	1,871	2,663
Other liabilities	59	59
Operating lease liabilities - non current	944	1,020
Total liabilities	2,874	3,742
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 16,666,667 shares; 2,571,553 shares issued and outstanding, including 6,886 shares of unvested restricted stock, at March 31, 2020; 550,736 shares issued and outstanding, including 6,886 shares of unvested restricted stock, at December 31, 2019	2	2
Additional paid-in capital	231,132	224,741
Accumulated deficit	(221,574)	(219,160)
Total stockholders’ equity	9,560	5,583
Total liabilities and stockholders’ equity	$12,434	$9,325

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$1,051	$1,110
General and administrative	1,377	1,668
Total operating expenses	2,428	2,778
Operating loss	(2,428)	(2,778)
Other income / (expense):
Interest income / (expense), net	14	99
Other income	—	44
Other income / (expense), net	14	143
Net loss	$(2,414)	$(2,635)
Net loss per share, basic and diluted	$(2.47)	$(8.49)
Weighted average number of common shares outstanding, basic and diluted	976,121	310,348

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three Month Period Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	310,330	$1	$223,440	$(207,330)	$16,111
Share-based compensation expense	—	—	67	—	67
Issuance of common stock upon vesting of restricted stock units	27	—	—	—	—
Issuance of common stock under ESPP	36	—	1	—	1
Net loss	—	—	—	(2,635)	(2,635)
Balance as of March 31, 2019	310,393	$1	$223,508	$(209,965)	$13,544

	Three Month Period Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	550,736	$2	$224,741	$(219,160)	$5,583
Share-based compensation expense	—	—	70	—	70
Fractional shares issued due to 1 for 30 reverse stock split	7,692	—	—	—	—
Issuance of common stock and warrants in public offering	955,613	—	6,035	—	6,035
Issuance of common stock upon exercise of warrants	1,057,512	—	286	—	286
Net loss	—	—	—	(2,414)	(2,414)
Balance as of March 31, 2020	2,571,553	$2	$231,132	$(221,574)	$9,560

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,414)	$(2,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	16
Amortization of operating lease right-of-use assets	69	65
Share-based compensation expense	70	67
Non-cash interest expense	—	1
Changes in operating assets and liabilities:
Prepaid expenses	(590)	(674)
Accounts payable	46	173
Operating lease liability	(71)	26
Accrued expenses and other liabilities	(843)	(397)
Net cash used in operating activities	(3,722)	(3,358)
Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	—	1
Proceeds from exercise of warrants	286	—
Repayment of loan payable	—	(100)
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	6,035	—
Net cash provided / (used) by financing activities	6,321	(99)
Increase / (Decrease) in cash and cash equivalents and restricted cash	2,599	(3,457)
Cash, cash equivalents and restricted cash at beginning of period	6,716	16,774
Cash, cash equivalents and restricted cash at end of period	$9,315	$13,317
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Fair value of warrants issued in connection with the March 2020 Offering	$3,683	$—
Cash paid for interest	$—	$1
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$—	$1,475

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At March 31, 2020, the Company had cash and cash equivalents of $9.2 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. The Company believes that it can be successful in obtaining additional capital; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

Going Concern

The Company’s consolidated financial statements as of March 31, 2020 were prepared under the assumption that the Company will continue as a going concern. At March 31, 2020, the Company had cash and cash equivalents of $9.2 million. Subsequent to the end of the quarter, the Company completed a Registered Direct Offering in April 2020.  The gross proceeds to the Company from this offering were $3.0 million, before deducting the placement agent’s fees and other offering expenses. Given the Company’s development plans, the Company estimates cash resources will be sufficient to fund its operations into the second quarter of 2021.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of filing this Quarterly Report on Form 10-Q. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its future results of operations, financial condition, or liquidity in the future. However, if the COVID-19 outbreak continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity, and even after the COVID-19 outbreak has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession that has occurred or may occur in the future.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

The Company’s ability to continue as a going concern depends on its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The COVID-19 outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its unaudited consolidated financial statements, and it is likely that investors will lose all or part of their investment. If the Company seeks additional financing to fund its business activities in the future and there remains substantial doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to the Company on commercially reasonable terms or at all. Based on these factors, as of March 31, 2020, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these consolidated financial statements were adjusted, on a retroactive basis to reflect the 2020 Reverse Stock Split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on February 20, 2020. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2020 and its results of operations and cash flows for the interim period presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”, ASU 2020-02 Financial Instruments—Credit Losses (Topic

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

326) and Leases (Topic 842) and ASU 2020-03 Codification Improvements to Financial Instruments, (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for all public business entities, excluding smaller reporting companies, for periods beginning after December 15, 2019 and all other entities beginning after December 15, 2022. The Company early adopted ASU No. 2016-13 and the related amending ASU’s on January 1, 2020, and the adoption did not have a material effect on the Company’s financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU No. 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement which improves the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. The Company adopted ASU No. 2018-13 on January 1, 2020, and the adoption did not have a material effect on the Company’s financial position, results of operations or disclosures.

In November 2019, the FASB issued ASU No. 2019-08 “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer.”  ASU No. 2019-08 amends and clarifies ASU No. 2018-07, which we adopted on January 1, 2019, to require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718.  For entities that have already adopted the amendments in ASU No. 2018-07, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company adopted ASU No. 2019-08 on January 1, 2020, and the adoption did not have any impact on the Company’s financial position, results of operations or disclosures.

New Accounting Pronouncements Not Yet Adopted

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. ASU No. 2020-01 is effective for us beginning in fiscal 2022. The Company is currently in the process of evaluating the effects of this pronouncement on its financial statements.

2.CASH AND CASH EQUIVALENTS

At March 31, 2020 and December 31, 2019, cash equivalents were comprised of money market funds and other short-term investments.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

Cash and cash equivalents consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Cash	$55	$(15)
Money market funds	9,146	6,617
Total cash and cash equivalents	$9,201	$6,602

3.RESTRICTED CASH

Restricted cash was $114 thousand as of both March 31, 2020 and December 31, 2019. Restricted cash as of March 31, 2020 and December 31, 2019 included a $50 thousand security deposit related to the Company’s credit card account, $4 thousand related to 401(k) reserve account and a $60 thousand standby letter of credit in favor of a landlord (see Note 5).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$6,617	$—	$—	$6,617

	At March 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$9,146	$—	$—	$9,146

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

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

On May 3, 2018, the Company assigned the Cambridge Lease to a third party who assumed all of the Company’s remaining rights and obligations under the Cambridge Lease. On the same date as the lease assignment, the Company entered into a sublease for 5,104 square feet of space, originally part of the Cambridge Lease, from the third party to which the Company assigned the Cambridge Lease (the “Current Cambridge Lease”). The Current Cambridge Lease commenced on May 3, 2018 and expires October 31, 2023 and contains rent holiday and rent escalation clauses. The Current Cambridge Lease does not contain any renewal options.

In connection with the assignment of the Cambridge Lease and the Current Cambridge Lease, the $311 thousand standby letter of credit was terminated, and a new standby letter of credit was established for $40 thousand. On November 1, 2018, the standby letter of credit was increased to $60 thousand.

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

•

As the Company’s Current Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. To calculate the present value of remaining lease payments, the Company elected to use an incremental borrowing rate based on the remaining lease term at transition.

•

Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

•	The expected lease terms include noncancelable lease periods.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

The elements of lease expense are as follows:

Lease cost (In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$91	$91
Short-term lease cost	8	6
Variable lease cost	25	—
Total lease cost	$124	$97

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$8	$6
Operating cash flows from operating leases	93	—
Total cash paid for leases	$101	$6
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,475
Weighted-average remaining lease term - operating leases	3.6 Years	4.6 Years
Weighted-average discount rate - operating leases	7.0%	7.0%

Maturities of lease liabilities due under the Company’s Current Cambridge Lease as of March 31, 2020 is as follows:

Leases (In thousands)	As of March 31, 2020
2020 (excluding the 3 months ended March 31, 2020)	$282
2021	386
2022	398
2023	339
2024	—
Total lease payments	1,405
Less: imputed interest	(159)
Present value of lease liabilities	$1,246

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

Leases (In thousands)	Classification	March 31, 2020	December 31, 2019
Assets
Lease asset	Operating	$1,142	$1,211
Total lease assets		$1,142	$1,211

Liabilities
Current	Operating	$302	$294
Non-Current	Operating	944	1,020
Total lease liabilities		$1,246	$1,314

Clinical Trial Commitments

The Company has engaged and executed contracts with a clinical research organization (“CRO”) consultant to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of March 31, 2020, approximately $5.3 million remains to be paid on these contracts over the term of the clinical trials which are expected to be completed in November 2023. The costs may vary depending on actual pass-through expenses

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

incurred to execute the trial. In the event the Company were to terminate the INSPIRE 2.0 trial, certain financial penalties would become payable to the CRO for costs to wind down the terminated trial.

6.        FIXED ASSETS

          Property, equipment, and leasehold improvements, net consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Computer software and hardware	$131	$131
Research and lab equipment	520	520
Leasehold improvements	66	66
Property and equipment	717	717
Less accumulated depreciation and amortization	(651)	(644)
Property and equipment, net	$66	$73

Depreciation expense for the three months ended March 31, 2020 and 2019, was $7 thousand, and $12 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

7.        INTANGIBLE ASSETS

Intangible assets, included in “other assets,” consisted of patent licensing fees paid to license intellectual property.  In July 2007, the Company entered into a worldwide exclusive license (the “BCH License”) for patents co-owned by BCH and MIT initially covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. During 2011, the BCH License was amended, and the Company obtained additional rights for use in the field of peripheral nerve injuries. The BCH License, as amended, has a 15‑year term, or as long as the life of the last expiring patent right thereunder, whichever is longer, unless terminated earlier by the licensor, under certain conditions as defined in the related license agreement. In connection with the BCH License, the Company paid an initial $75 thousand licensing fee and is required to pay certain annual maintenance fees, milestone payments and royalties. License fees are capitalized and the gross total at March 31, 2020 and December 31, 2019 was $200 thousand. The Company accounts for milestone payments, maintenance fees and royalties when they become due and payable. During the three months ended March 31, 2020 and 2019, the Company did not pay any milestone payments. The Company is amortizing the license fee as a research and development expense over the 15– year term of the license.

Intangible assets, net consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Patent licensing fee	$200	$200
Accumulated amortization	(178)	(174)
Intangible assets, net	$22	$26

Amortization expense during each of the three months ended March 31, 2020 and 2019, was $4 thousand.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

8.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Compensation	$256	$1,040
Clinical	22	143
Legal	100	37
Other accrued expenses	203	207
Total accrued expenses	$581	$1,427

9.LOAN PAYABLE

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

In May 2018, in order to obtain the consent of MassDev for facility changes, including the assignment of the Cambridge Lease, and the sale of certain assets, the Company paid down $300 thousand of principal on the MassDev loan. During the three month period ended March 31, 2019, the Company made principal loan payments of $100 thousand. As of March 31, 2020, and December 31, 2019, there was no outstanding loan payable balance.

In October 2012, as part of the loan agreement, the Company issued MassDev a 7-year warrant for the purchase of 13 shares of the Company’s common stock with an exercise price of $4,980 per share. The fair value of the warrant was determined to be $32 thousand and was amortized through interest expense over the life of the note. For the three months ended March 31, 2019 the Company recorded $1 thousand in amortization expense. This amortization expense was included in interest expense in the Company’s consolidated statements of operations. The Company did not record any amortization expense during the three month period ended March 31, 2020.

The equipment line of credit was secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the three month period ended March 31, 2019 was $1 thousand. The Company did not record any interest expense during the three month period ended March 31, 2020.

10.COMMON STOCK

In May 2018, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 4,000,000 to 25,000,000 shares of common stock (giving effect to a 1-for-25 reverse stock split effected on April 16, 2018 but not the 2020 Reverse Stock Split). In January 2020, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 500,000,000 (without giving effect to the 2020 Reverse Stock Split). On February 11, 2020, the Company effected the 2020 Reverse Stock Split and the number of shares of authorized common stock was reduced to 16,666,667.  As of March 31, 2020, and December 31, 2019, 2,571,553 and 550,736 shares were issued and outstanding, respectively.

In March 2020, the Company completed a registered public offering (the “March 2020 Offering”) in which it sold an aggregate of (i) 955,613 shares of common stock, (the “Shares”) at a combined public offering price of $2.75 per share and 2020 Series A Warrant (as defined below), (ii) pre-funded Series B warrants exercisable for an

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

aggregate of 1,589,842 shares of common stock at a combined public offering price of $2.74999 per share and 2020 Series A Warrant (the “2020 Series B Warrants”) and (iii) Series A Warrants exercisable for an aggregate of 2,545,455 shares of common stock (the “2020 Series A Warrants”). The Shares and the 2020 Series B Warrants were each offered together with the 2020 Series A Warrants, but the Shares and 2020 Series B Warrants were issued separately from the 2020 Series A Warrants. Each 2020 Series A warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each 2020 Series B warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, the Company issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the March 2020 Offering, warrants (the “Wainwright March 2020 Placement Agent Warrants”) to purchase an aggregate of 165,455 shares of the Company’s common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and 2020 Series B Warrants sold in the March 2020 Offering.  The Wainwright March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $6.0 million. The Company assessed whether the 2020 Series A Warrants, 2020 Series B Warrants  and the Wainwright March 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification (“ASC”)  Topic 815, Derivatives and Hedging. As such, the Company concluded that the 2020 Series A Warrants, 2020 Series B Warrants  and the Wainwright March 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the 2020 Series A warrants and Wainwright March 2020 Placement Agent Warrants was estimated at $3.5 million and $218 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 115.22%, risk free interest rate of 0.63%, expected life of 5 years and no dividends. The 2020 Series B Warrants had an intrinsic value of approximately $4.4 million. During the three months ended March 31, 2020, the Company issued an aggregate of 1,016,537 shares of common stock upon the exercise of the 2020 Series B warrants for an immaterial amount.

In November 2019, the Company closed a public offering of an aggregate of 233,341 shares of its common stock, at an offering price of $3.60 per share (the offering, the “2019 Offering”). The net proceeds to the Company after deducting placement agent fees and other offering expenses, were $367 thousand. In connection with the 2019 Offering, the Company agreed to issue, and in January 2020 issued, to designees of Wainwright, the placement agent for the Offering, warrants (the “Placement Agent Warrants”) to purchase an aggregate of 15,168 shares of the Company’s common stock.  The Placement Agent Warrants have an exercise price of $4.50 per share, are immediately exercisable and expire in November 2024. The Company assessed whether the Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the Placement Agent Warrants was estimated at $59 thousand using a Black-Scholes model with the following assumptions: expected volatility of 100.82%, risk free interest rate of 1.61%, expected life of 5 years and no dividends. During the three months ended March 31, 2020, the Company did not issue any shares as a result of the Placement Agent Warrants exercise activity.

In June 2018, the Company closed an underwritten public offering of an aggregate of 45,950 Common Units, at an offering price of $60.00 each, each comprised of 1 share of the Company’s common stock and 1 Series A warrant to purchase 1 share of common stock. The public offering also included 208,096 pre-funded units at an offering price of $59.70 each, each comprised of 1 pre-funded Series B Warrant, and 1 Series A warrant to purchase 1 share of common stock. Each Series A warrant has an exercise price of $60.00 per share, is exercisable immediately and expires 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.30 per share, was exercisable immediately and would have expired 20 years from the date of issuance (see Note 13). The net proceeds to the Company, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million (see Note 13). In September 2018, the Company entered into an Amendment to the

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

Warrant Agency Agreement and Warrants (the “Ladenburg Warrant Amendment”) with Continental Stock Transfer & Trust Company (“Continental”) that amended the Warrant Agency Agreement, by and between the Company and Continental, as Warrant Agent, dated June 25, 2018, and the Series A common stock Purchase Warrant, and the Series B Pre-Funded common stock Purchase Warrant both dated June 25, 2018 (the Series A and Series B Warrant, collectively the “2018 Warrants”). The Ladenburg Warrant Amendment added a provision to each of the warrants that allowed the Company or a successor entity whose stock is not listed on a trading market to, in connection with a Fundamental Transaction (as such term is defined in the 2018 Warrants) that is not within the Company’s control, purchase the warrant from the holder, at the holder’s option, by paying the same form of consideration in the same proportion that is offered to the holders of the Company’s common stock in connection with the Fundamental Transaction, including cash, stock, any combination thereof and any choice of consideration thereof,  in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Warrant on the consummation date of the Fundamental Transaction. The 2018 Warrants were initially classified as liabilities, as a result of the amendment, the Company reassessed the warrant classification and concluded that the warrants qualified for equity classification. The fair value of the amended 2018 Warrants was re-measured immediately prior to the date of the Ladenburg Warrant Amendment with changes in fair value recorded as a loss of $764 thousand in the Company’s consolidated statement of operations and $14.7 million was reclassified to equity. In November 2019, the Company entered into a Second Amendment to Warrant Agency Agreement and Warrants, (“the Second Ladenburg Warrant Amendment”), by and between the Company and Continental, as Warrant Agent, that amended the Series A warrants to reflect a reduced exercise price per share of $6.98 from $60.00. The fair value of the amended Series A warrants was re-measured immediately prior to the date of the Second Ladenburg Warrant Amendment with changes in fair value recorded as incremental expense of $666 thousand in the Company’s consolidated statement of operations. During the three months ended March 31, 2020 the Company issued an aggregate of 40,975 shares of common stock upon the exercise of Series A warrants for aggregate proceeds of $286 thousand. The Company did not issue any shares as a result of warrant exercise activity during the three months ended March 31, 2019. There are no outstanding Series B warrants as of March 31, 2020.

In January 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which it had the right to sell up to $15 million, in shares of our common stock,,  to Lincoln Park over a 24 month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018, the Company’s stockholders approved to increase the issuance and sale by the Company to Lincoln Park, including the Company’s prior issuances and sales of shares of common stock to Lincoln Park since January 2018, of up to 40,000 shares of common stock. In accordance with the terms of the Purchase Agreement, at the time the Company signed the Purchase Agreement and the RRA, it issued 574 shares to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital in 2018. The Company did not sell any shares to Lincoln Park during the three months ended March 31, 2019. In May 2019, the Company terminated the Purchase Agreement with Lincoln Park.

In May 2018, the Company’s Board of Directors approved to increase the number of shares of common stock reserved under the 401(k) Plan by 134 shares, bringing the aggregate number of shares of common stock eligible for distribution pursuant to the 401(k) Plan as of that date to 137 shares. In the second quarter of 2018 the Company revised its 401(k)-matching policy to move from share matching to cash-based matching. The Company contributed $12 thousand in matching contributions to employee 401(k) accounts during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company contributed $19 thousand in cash as a matching contribution to employee 401(k) accounts.

In January 2019, 36 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued under the ESPP. During the three months ended March 31, 2020, the Company did not issue any shares under the Company’s Employee Stock Purchase Plan (the “ESPP”).

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

During the three months ended March 31, 2019, the Company issued an aggregate of 27 shares of common stock upon vesting of restricted stock units.

During the three months ended March 31, 2020, as part of the adjustment to reflect the 2020 Reverse Stock Split, the Company issued 7,692 shares of common stock to account for the fractional roundup of shareholders.

11.STOCK-BASED COMPENSATION

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. In March 2019, the Company’s Board approved, and recommended to the Company’s shareholders for approval, an amendment to the 2015 Plan (the “2015 Plan Amendment”), and on January 21, 2020, the Company’ shareholders subsequently approved the 2015 Plan Amendment. The 2015 Plan Amendment increased the maximum number of shares reserved for issuance under the 2015 Plan by 26,667 shares to a total of 32,000 shares. As of March 31, 2020, the total number of shares available to be issued under the 2015 Plan was 26,735 shares, consisting of (i) 5,333 shares initially authorized under the 2015 Plan shares plus, (ii) the shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan plus, (iii) the 26,667 shares approved for increase during the January 2020 shareholders meeting.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 250 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of common stock on such date, (ii) 67 shares or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 1,667 shares. As of both March 31, 2020 and December 31, 2019, there were 264 shares reserved for issuance under the ESPP.

In January 2019, 36 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued under the ESPP. The ESPP is considered a compensatory plan with the related compensation cost recognized over each 6  month offering period. None of the Company’s employees participated

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

in the ESPP plan in the current offering period and consequently no compensation expense was recorded during three month period ended March 31, 2020.

Stock-based compensation

For the three month periods ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $70 thousand and $67 thousand, respectively. Stock-based compensation recognized was classified in the consolidated statements of operations as follows:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Research and development	$20	$24
General and administrative	50	43
Total	$70	$67

The fair value of each option award is estimated on the date of grant using the Black‑Scholes option pricing model, which uses the following assumptions; (i) Risk-free interest rate, (ii) Expected dividend yield, (iii) Expected term and (iv) Expected volatility. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises within the valuation model. The expected term of options granted under the Plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (10 years) and the vesting period (generally, 48 months). For non‑employee options, the expected term is the contractual term. The risk‑free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. The impact of forfeitures on compensation expense is recorded as they occur.

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

The Company did not grant any awards during the three months ended March 31, 2020. The assumptions used principally in determining the fair value of options granted during the three months ended March 31, 2019 were as follows:

March 31,
2019
Risk-free interest rate	2.55%
Expected dividend yield	0%
Expected term (employee grants)	6 Years
Expected volatility	105%

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

Stock options

A summary of option activity as of March 31, 2020 and changes for the three month period then ended are presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2019	4,187	$1,077.78	8.17	$—
Granted	—	$—
Expired	—	$—
Cancelled/Forfeited	—	$—
Outstanding at March 31, 2020	4,187	$1,077.78	7.90	—
Vested and Exercisable at March 31, 2020	2,036	$2,024.87	7.08	—

The total fair value of options that vested in the three months ended March 31, 2020 was $56 thousand. For the three month periods ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $43 thousand and $41 thousand, respectively related to stock options. As of March 31, 2020, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $137 thousand and is estimated to be recognized over a period of 1.46 years.

Restricted Securities

The following table summarizes the restricted securities activity under the 2015 Plan during the three month period ended March 31, 2020:

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2019	7,086		$33.78
Granted	—	$
Vested	—	$
Unvested balance at March 31, 2020	7,086		$33.78

For the three month periods ended March 31, 2020, and 2019, the Company recorded stock-based compensation expense of $27 thousand and $26 thousand, respectively, related to the time-based restricted securities. As of March 31, 2020, total unrecognized compensation expense related to non-vested restricted securities amounted to $200 thousand which the Company expects to recognize over a remaining weighted-average of 2.06 years. All the restricted securities that remain unvested and outstanding at March 31, 2020 are subject to time-based vesting.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

12.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at March 31, 2020:

		Number of	Exercise
Year Issued	Classification	Warrants	Price	Date of Expiration
2014	Equity	11	$352.50	5/9/2021
2016	Equity	2,865	$7,500.00	3/18/2021
2018	Equity	211,921	$6.98	6/25/2023
2019	Equity	15,168	$4.50	11/21/2024
2020	Equity	2,545,455	$2.75	3/10/2025
2020	Equity	165,455	$3.4375	3/5/2025
2020	Equity	573,305	$0.00001	Until Fully Exercised
Total		3,514,180
Weighted average exercise price			$8.71
Weighted average life in years				4.82

In March 2020 and March 2016, the Company issued warrants as part of public offerings. The Company assessed whether the warrants issued in both the March 2016 and March 2020 Offering required accounting as derivatives and determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification (“ASC”)  Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity.

In November 2019, the Company agreed to issue the Placement Agent Warrants and in January 2020 the Company issued the Placement Agent Warrants.  The Placement Agent Warrants were considered issued for accounting purposes as of November 2019 pursuant to the guidance in ASC Topic 815, Derivatives and Hedging. The Company assessed whether the warrants required accounting as derivatives and determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity.

In May 2014 and June 2018, the Company issued warrants in a public offering. At inception, the 2014 and 2018 Warrants had provisions that precluded equity classification. Upon amendment of the 2014 and 2018 warrants in May 2018 and September 2018, respectively, the Company assessed whether the warrants required accounting as derivatives and determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the warrants meet the scope exception for determining whether the instruments required accounting as derivatives and accordingly are classified in stockholders’ equity.

13.     DERIVATIVE INSTRUMENTS

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

At inception, the fair value of the Series B pre-funded warrants issued in 2018 was estimated at $11.5 million using a Black-Scholes model with the following assumptions: expected volatility of 202.51%, risk free interest rate of 2.95%, expected life of 20 years and no dividends.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

At inception, the fair value of the Series A warrants issued in 2018 was estimated at $13.7 million using a Black-Scholes model with the following assumptions: expected volatility of 202.51%, risk free interest rate of 2.75%, expected life of 5 years and no dividends.

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

14.    NET LOSS PER COMMON SHARE

Basic and diluted net loss per share of common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share of common stock is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants and convertible securities. In a net loss period, options, warrants, unvested restricted securities and convertible securities are anti-dilutive and, therefore, excluded from diluted loss per share calculations.

For the three month periods ended March 31, 2020 and 2019, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	March 31,
	2020	2019
Warrants	3,514,180	255,781
Stock options	4,187	4,272
Unvested RSUs	200	317
Unvested RSAs	6,886	—
Total potentially dilutive securities	3,525,453	260,370

15.     SUBSEQUENT EVENTS

On April 15, 2020, the Company entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 of common stock, , at a purchase price per share of $1.75 (the "April 2020 Shares"), for aggregate gross proceeds to the Company of approximately $3.0 million, before deducting fees payable to Wainwright the placement agent,  for the offering, and other offering expenses payable by the Company (the "April 2020 Registered Offering"). The April 2020 Shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, the Company also  issued to the  April 2020 Purchasers warrants (the "Series C Warrants") to purchase up to 1,715,240 shares of common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings,

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2020 (Unaudited)

(Continued)

the Company also issued to designees of Wainwright  warrants to purchase an aggregate of 111,491 shares of the Company’s common stock which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025.

Subsequent to March 31, 2020, and as of May 7, 2020, the Company issued an aggregate of 560,577 shares of common stock upon the exercise of the 2020 Series B Warrants and received $6 in cash.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report and with our historical consolidated financial statements, and the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold™; our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; the impact of the COVID-19 outbreak and our response to it; and other factors detailed under “Risk Factors” in Part II, Item 1A of this Quarterly Report. These forward-looking statements speak only as of the date hereof. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

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

All share amounts presented in this Item 2 give effect to the 1-for-30 reverse stock split of our outstanding shares of common stock, par value $0.00001 per share (“common stock”), that occurred on February 11, 2020.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved Investigational Device Exemption or IDE in the INPSIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.”   The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI.  The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the 2 study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy.  The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. As of May 4, 2020, seven patients in the INSPIRE 2.0 Study have been enrolled and 15 sites are activated for enrollment. As of May 4, 2020, we are aware that a limited number of our clinical sites have temporarily suspended the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic.  We estimate that enrollment in the INSPIRE 2.0 Study will be complete in the fourth quarter of 2020, with the final patient enrolled in the INSPIRE 2.0 study reaching their six-month primary endpoint visit in the second quarter of 2021.

The primary endpoint is defined as the proportion of patients achieving an improvement of at least 1 AIS grade at 6 months post-implantation. Assessments of AIS grade are at hospital discharge, 3 months, 6 months, 12 months and 24 months. The definition of study success for INSPIRE 2.0 is that the difference in the proportion of subjects who demonstrate an improvement of at least 1 grade on AIS assessment at the 6-month primary endpoint follow-up visit between the Scaffold Arm and the Comparator Arm must be equal to or greater than 20%. In one example, if 50% of subjects in the Scaffold Arm have an improvement of AIS grade at the 6-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 20% (50% minus 30% equals 20%) and the definition of study success would be met. In another example, if 40% of subjects in the Scaffold Arm have an improvement of AIS grade at the 6-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 10% (40% minus 30% equals 10%) and the definition of study success would not be met. Additional endpoints include measurements of changes in NLI, sensory levels and motor scores, bladder, bowel and sexual function, pain, Spinal Cord Independence Measure, and quality of life

Although The INSPIRE Study is structured with an Objective Performance Criterion, or the OPC as the primary component for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing a future HDE application. Similarly, while our INSPIRE 2.0 Study is structured with a definition of study success requiring a minimum difference between study arms in the proportion of subjects achieving improvement, that success definition is not the only factor that the FDA would evaluate in the future HDE application.  Approval is not guaranteed if the OPC is met for The INSPIRE Study or the definition of study success is met for the INSPIRE 2.0 Study, and even if the OPC or definition of study success are not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence.

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

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China, or the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. Although we did not experience any significant impact on our financial condition, liquidity, operations, suppliers, industry, and workforce for the quarter ended March 31, 2020, the full impact of the COVID-19 outbreak continues to evolve as of the date of filing this Quarterly Report on Form 10-Q. We are actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity in the future. However, if the COVID-19 outbreak continues, it may have an adverse effect on our results of future operations, financial position, and liquidity, and even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, stock-based compensation expense, and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions, and on various other factors that we believe to be reasonable under the circumstances. Such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from the disclosure provided in our 2019 Annual Report.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position, and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months Ended March 31,  2020 and 2019

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended March 31, 2020 were $1.1 million, a decrease of $59 thousand compared to the three months ended March 31, 2019. The decrease in research and development expenses for the three months ended March 31, 2020 is attributable to a decrease in compensation related expenses of $89 thousand and a decrease clinical trial costs of $47 thousand. These decreases were offset by an increase in scaffold manufacturing costs of $31 thousand, an increase in facilities and rent expense of $23 thousand and an increase in legal costs of $21 thousand.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended March 31, 2020 were $1.4 million, a decrease of $291 thousand compared to the three months ended March 31, 2019. The decrease in general and administrative expenses for the three months ended March 31, 2020 is attributable to a decrease in consulting costs of $355 thousand, a decrease compensation related expenses of $38 thousand, and a decrease in recruiting costs of $28 thousand. These decreases were offset by an increase in investor relations expenses of $87 thousand, an increase in legal costs of $27 thousand and an increase accounting related fees of $8 thousand.

Other Income and Expense

Other income for the three months ended March 31, 2020 was $14 thousand, which was comprised of interest income. Other income for the three months ended March 31, 2019 was $143 thousand, which was comprised of miscellaneous income of $44 thousand and interest income of $99 thousand.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At March 31, 2020, our accumulated deficit was $221.6 million. Since our inception, we have historically financed our operations primarily through the sale of equity‑related securities.

At March 31, 2020, we had total assets of $12.4 million, total liabilities of $2.9 million, and total stockholders’ equity of $9.6 million. During the three months ended March 31, 2020, we recorded a net loss of $2.4 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. The two offerings that have occurred in 2020, described in more detail below, should provide necessary funding to fund operations into the second quarter of 2021.  This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additionally, the COVID-19 outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair our ability to raise needed funds to continue as a going concern. Based on these factors, as of March 31, 2020, management determined that there is substantial doubt regarding our ability to continue as a going concern.

Financings Transactions

On April 15, 2020, we entered into a securities purchase agreement, or the April 2020 Purchase Agreement, with certain institutional investors, or the April 2020 Purchasers, pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 of common stock,  at a purchase price per share of $1.75,  or the April 2020 Shares, for aggregate gross proceeds to us of approximately $3.0 million, before deducting fees payable to H. C. Wainwright & Co., LLC, or Wainwright, the placement agent for the offering, and other offering expenses payable by us, or the April 2020 Registered Offering. The April 2020 Shares were offered pursuant to a shelf registration statement on Form S-3, which was declared effective by SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, we also issued to the April 2020 Purchasers warrants (the "Series C Warrants") to purchase up to 1,715,240 shares of common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, we also issued to designees of Wainwright,  warrants to purchase an aggregate of 111,491 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025.

In March 2020, we completed a registered public offering, or the March 2020 Offering, in which we sold an aggregate of (i) 955,613 shares of common stock, or the Shares, at a combined public offering price of $2.75 per share and 2020 Series A Warrant (as defined below), (ii) 2020 Series B Warrants exercisable for an aggregate of 1,589,842 shares of common stock at a combined public offering price of $2.74999 per share and 2020 Series A Warrant and (iii) 2020 Series A Warrants exercisable for an aggregate of 2,545,455 shares of common stock. The Shares and the 2020 Series B Warrants were each offered together with the 2020 Series A Warrants, but the Shares and 2020 Series B Warrants were issued separately from the Series A Warrants. Each 2020 Series A warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each 2020 Series B warrant has an exercise price of $0.00001 per share, is exercisable immediately (see Note 13), and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, we issued Wainwright, the placement agent for the March 2020 Offering, the Wainwright March 2020 Placement Agent Warrants to purchase an aggregate of 165,455 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and 2020 Series B Warrants sold in the March 2020 Offering.  The Wainwright March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $6.0 million. During the three months ended March 31, 2020, we issued an aggregate of 1,016,537 shares of common stock upon the exercise of the 2020 Series B warrants for an immaterial amount.

In November 2019, we closed a public offering of an aggregate of 233,341 shares of our common stock, at an offering price of $3.60 per share (the offering, the “2019 Offering”). The net proceeds to us after deducting the placement agent fees and other offering expenses, were $367 thousand.  In connection with the 2019 Offering, we issued to designees of Wainwright, the placement agent for the 2019 Offering, warrants, or the “Placement Agent Warrants”, to purchase an aggregate of 15,168 shares of our common stock. The Placement Agent Warrants have an exercise price of $4.50 per share, are immediately exercisable and expire in November 2024.  During the three months ended March 31, 2020, we did not issue any shares as a result of the Placement Agent Warrants exercise activity.

In June 2018, we closed an underwritten public offering of an aggregate of 45,950 Common Units, at an offering price of $60.00 each, each comprised of 1 share of our common stock, and 1 Series A warrant to purchase 1 share of common stock. The public offering also included 208,096 pre-funded units at an offering price of $59.70 each, each comprised of 1 pre-funded Series B Warrant and 1 Series A warrant to purchase 1 share of common stock. Each Series A warrant had an exercise price of $60.00 per share, was exercisable immediately from the date of issuance and expired 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.30 per share, was exercisable immediately and would have expired 20 years from the date of issuance. The net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million.  During the three months ended March 31, 2020 we issued an aggregate of 40,975 shares of common stock upon the exercise of Series A warrants for aggregate proceeds of $286 thousand. We did not issue any shares as a result of warrant exercise activity during the three months ended March 31, 2019. There are no outstanding Series B warrants as of March 31, 2020.

In September 2018, we entered into an Amendment to Warrant Agency Agreement and Warrants, or the Ladenburg Warrant Amendment, with Continental  Stock Transfer & Trust Company, or Continental, that amended the Warrant Agency Agreement, by and between us and Continental, as Warrant Agent, dated June 25, 2018, and the Series A common stock Purchase Warrant, and the Series B Pre-Funded common stock Purchase Warrant both dated June 25, 2018, and we refer to the Series A and Series B Warrant collectively as the 2018 Warrants. See Note 10 to our Consolidated Financial Statements in Item 1 of this report for more information about the Ladenburg Warrant Amendment.

In November 2019, we entered into a Second Amendment to Warrant Agency Agreement and Warrants, or “the Second Ladenburg Warrant Amendment”, by and between us and Continental, as Warrant Agent, dated November 21, 2019, that amended the Series A warrants to reflect a reduced exercise price per share of $6.98 from $60.00. See Note 10 to our Consolidated Financial Statements in Item 1 of this report for more information about the Second Ladenburg Warrant Amendment.

In January 2018, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC, which we refer to as Lincoln Park, under which we had the right to sell up to $15 million in shares of our common stock to Lincoln Park over a 24-month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018 at our Annual Meeting of Stockholders, our stockholders approved an increase to the number of shares of common stock available for issuance and sale by us to Lincoln Park, including our prior issuances and sales of shares of common stock to Lincoln Park since January 2018, up to 40,000 shares of common stock. In accordance with the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the RRA, we issued 574 shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital as of December 31, 2018. In May 2019, we terminated the Purchase Agreement with Lincoln Park.

We may pursue various other dilutive and non‑dilutive funding alternatives depending upon our clinical path forward and the extent to which we require additional capital to proceed with development of some or all of our product candidates on expected timelines. The source, timing and availability of any future financing will depend principally upon market conditions and the status of our clinical development programs, both of which may be negatively impacted by the COVID-19 outbreak. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and capital expenditures or to license our potential products or technologies to third parties. We may alternatively engage in cost-cutting measures in an attempt to extend our cash resources as long as possible.

Facility Changes

In May 2018, we assigned the Cambridge Lease to a third party, who assumed from us all of our remaining rights and obligations under the lease.  Concurrently with the lease assignment, we entered into a sublease for 5,104 square feet of the space, originally part of the Cambridge Lease, from the third party to which we assigned the lease. The sublease ends on October 31, 2023 and contains rent holidays and rent escalation clauses. In order to obtain the consent of our lender for these facility changes and the sale of certain assets, we repaid $300 thousand of principal on our loan and recorded an impairment charge of $48 thousand. On January 1, 2019 we adopted ASU No. 2016-02, Leases (Topic 842). The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $1.5 million and $1.5 million, respectively, on our consolidated balance sheet. For more information, see Notes 1 and 5 to the notes to our unaudited Consolidated Financial Statements in Item 1 of this report.

Cashflows

Net cash used in operating activities for the three months ended March 31, 2020 was $3.7 million, as compared to net cash used in operating activities of $3.4 million for the three months ended March 31, 2019. The change in net cash used in operating activities for the three months ended March 31, 2020, as compared to the same period in the prior year was primarily due to a decrease in our net loss of $221 thousand, an increase in the change in accrued expenses and other liabilities of $446 thousand, an increase in the change in operating lease liability of $97 thousand,  a  decrease in the change in accounts payable of $127 thousand and a  decrease in the change in prepaid expenses and other assets of $84 thousand.

The Company did not generate or use cash in investing activities during either of the three months ended March 31, 2020 and 2019.

Net cash generated by financing activities for the three months ended March 31, 2020, was $6.3 million consisting primarily of $6.0 million in proceeds from the issuance of common stock associated with the March 2020 Offering and $286 thousand in proceeds from the exercise of warrants. This compares to net cash used by financing activities of $99 thousand for the three months ended March 31, 2019 consisting primarily $100 thousand in loan repayments and offset by employee stock purchase plan issuances of $1 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of March 31, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2020, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

The COVID-19 outbreak, which began in late 2019 and has had impacts worldwide, may delay our ability to complete our ongoing clinical trial or delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 outbreak, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our clinical research organizations, as well as clinical trial sites, may face disruptions related to the INSPIRE 2.0 clinical trial arising from suspension of activity at clinical trial sites due to hospital staff shortages or state or city ‘‘stay at home’’ or ‘‘shelter in place’’ orders, delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. For example, we are aware that a limited number of our clinical sites have temporarily suspended the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. The response to the COVID-19 outbreak may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. Any of these factors could adversely impact our ability to enroll, or delay enrollment in, the INSPIRE 2.0 clinical trial. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 outbreak will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates, and due to enrollment we may need to make a determination as to the next steps for our clinical program that could significantly impact our future operations and financial position. Additionally, the COVID-19 outbreak may affect, the potential for enrollment in our INSPIRE 2.0 Study as clinical sites suspend studies in order to manage the pandemic.

Patient enrollment is affected by a number of factors including:

•	widespread emergency orders in response to the COVID-19 outbreak requiring business and residents to curtail non-essential activities,;

•	severity of the disease, injury, or condition under investigation;

•	design of the study protocol;

•	size and nature of the patient population;

•	eligibility criteria for and design of the study in question;

•	perceived risks and benefits of the product candidate under study;

•	proximity and availability of clinical study sites for prospective patients;

•	availability of competing therapies and clinical studies;

•	efforts to facilitate timely enrollment in clinical studies;

•	patient referral practices of physicians; and

•	ability to monitor patients adequately during and after treatment.

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

We do not have sufficient cash resources to continue our business operations beyond the second quarter of 2021. Our current cash resources will not be sufficient to complete clinical development of our Neuro-Spinal Scaffold implant, including submission of the HDE application to the FDA. In addition, we expect that our expenses will increase in connection with our ongoing activities, particularly as we conduct our INSPIRE 2.0 Study, and as we seek regulatory approval for our Neuro-Spinal Scaffold implant.  If we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

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

We have incurred net losses each year since our inception, including net losses of $2.4 million for the three months ended March 31, 2020, and net losses of $11.8 million for the year ended December 31, 2019 and $23.4 million for the year ended December 31, 2018.  As of March 31, 2020, we had an accumulated deficit of $221.6 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Our consolidated financial statements as of March 31, 2020 were prepared under the assumption that we will continue as a going concern. At March 31, 2020, we had cash and cash equivalents of $9.2 million.  Subsequent to the end of the three month period covered by this Quarterly Report on Form 10-Q, we completed a registered direct offering of securities in April 2020.  The gross proceeds to us from this offering were $3.0 million, before deducting the placement agent’s fees and other offering expenses.  Given our development plans, we estimate cash resources will be sufficient to fund our operations into the second quarter of 2021. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report included in our Annual report on Form 10-K as filed with the SEC on February 20, 2020.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and other third party funding alternatives including license and collaboration agreements. To raise additional capital or pursue strategic transactions, we may in the future sell additional shares of our common stock, par value $0.00001 per share (the “common stock”) or other securities convertible into or exchangeable for our common stock, which will dilute the ownership interest of our current stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us or that may reduce the value of our common stock. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts for our Neuro-Spinal Scaffold implant or any other product candidates that we develop or acquire or to cease our operations entirely.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed into law the Tax Cut and Jobs Act, or the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, which we refer to as the Code. The Tax Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), imposition of a one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the Tax Act.  It also provides that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act or the CARES Act.

Our ability to use our net operating loss carryforwards and tax credit carryforwards may be limited.

We have generated significant NOLs and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs and R&D credits forward to reduce our tax liability in future years but certain NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOLs that may significantly impact our ability to utilize our NOLs to offset taxable income in the future.  Nor is it clear how various states will respond to the Tax Act, the FFCR Act or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of March 31, 2020, we have not performed a Section 382 study, but we will complete an appropriate analysis before our tax attributes are utilized.

 Increases in authorized shares may be required for future financings or other strategic transactions. We have previously experienced difficulties obtaining quorum for our annual meetings and achieving the number of votes required for increases in authorized shares.

We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. We have limited capital and in order for us to execute on our business plan and remain viable as a going concern, we must have the flexibility to engage in capital raising transactions until we are able to generate sufficient revenue and cash flow. Investors in prior transactions have purchased our common stock or our derivative securities, such as warrants, for which we must reserve unissued common stock. We therefore may need to increase the number of authorized shares of common stock that will enable us to issue common stock or securities convertible or exercisable into common stock to investors and other strategic partners, and as a result enable us to engage in capital raising transactions and other strategic transactions involving the issuance of equity securities.

Such increases to our authorized common stock require shareholder approval. Our 2019 annual meeting of stockholders was initially postponed due to a lack of quorum, and we were able to successfully achieve quorum and the votes required to pass the proposal to increase the number of authorized shares only after announcing a new record date for the meeting, which was held in January 2020. Although we were able to achieve quorum and obtain the number of necessary votes for an increase in authorized common stock, we cannot guarantee that we won’t experience future difficulties in obtaining quorum for our annual meetings or difficulties in obtaining the necessary votes required to pass proposals such as increases in authorized shares. In such events, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

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

We may face, and in the past have faced, lawsuits, including class action or securities derivative lawsuits. The amount of time that is required to resolve these lawsuits is unpredictable and any lawsuits may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation.

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

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, we have received deficiency letters due to the failure to maintain the minimum bid price and the failure to meet stockholder equity requirements, including the deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market letter  we received on July 17, 2019 notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market.  On January 10, 2020, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), the Company provided written notice to Nasdaq of its intention to cure the deficiency, and on January 14, 2020, in accordance with Nasdaq Listing Rule 5810(c)(2)(B), we were provided an additional 180 calendar day compliance period, or until July 13, 2020, to regain compliance with the bid price requirement. On February 11, 2020, to address the 2019 July deficiency letter, we implemented a 1-for-30 reverse stock split of our common stock and a proportionate reduction in our authorized common stock. On February 28, 2020, we received a letter (the “Compliance Letter”) from the Listing Qualifications department of Nasdaq notifying us that we have regained compliance with the Minimum Bid Price Requirement, and therefore, Nasdaq considered the matter closed. However, there can be no assurance that we will maintain compliance with the bid price requirement, or that we will continue to be in compliance with the other continued listing requirements of the Nasdaq Capital Market.

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

Issuer Purchases of Equity Securities

None.

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

3.6

Certificate of Amendment to Articles of Incorporation of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC January 21, 2020.)

3.7

Certificate of Change Pursuant to NRS 78.209 filed with Nevada Secretary of State, dated February 10, 2020 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 11, 2020.)

4.1	Form of Placement Agent Warrant of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC January 24, 2020).

4.2	Form of Series A Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2020.)

4.3	Form of Series B Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2020.)

4.4	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2020.)

4.5	Form of Series C Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2020.)

4.6	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2020.)

10.1	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2020.)

10.2	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2020.)

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document + Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 13, 2020	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: May 13, 2020	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer