Form 10-Q
period 2020-06-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2020-08-11
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧   No  ◻

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧   No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of August 7, 2020, 4,882,240 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	June 30,	December 31,
	2020	2019
ASSETS:
Current assets:
Cash and cash equivalents	$9,825	$6,602
Restricted cash	6	4
Prepaid expenses and other current assets	508	177
Total current assets	10,339	6,783
Property, equipment and leasehold improvements, net	82	73
Restricted cash - non current	110	110
Operating lease right-of-use assets	1,072	1,211
Prepaid clinical trial expenses	1,122	1,122
Other assets	17	26
Total assets	$12,742	$9,325
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$518	$942
Operating lease liabilities	310	294
Accrued expenses	964	1,427
Total current liabilities	1,792	2,663
Other liabilities	59	59
Operating lease liabilities - non current	861	1,020
Total liabilities	2,712	3,742
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 16,666,667 shares; 4,882,420 shares issued and outstanding, including 6,886 shares of unvested restricted stock, at June 30, 2020; 550,736 shares issued and outstanding, including 6,886 shares of unvested restricted stock, at December 31, 2019	2	2
Additional paid-in capital	233,791	224,741
Accumulated deficit	(223,763)	(219,160)
Total stockholders’ equity	10,030	5,583
Total liabilities and stockholders’ equity	$12,742	$9,325

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$940	$1,716	$1,991	$2,826
General and administrative	1,255	1,532	2,632	3,200
Total operating expenses	2,195	3,248	4,623	6,026
Operating loss	(2,195)	(3,248)	(4,623)	(6,026)
Other income / (expense):
Interest income / (expense), net	4	72	18	171
Other income	2	32	2	76
Other income / (expense), net	6	104	20	247
Net loss	$(2,189)	$(3,144)	$(4,603)	$(5,779)
Net loss per share, basic and diluted	$(0.49)	$(10.13)	$(1.70)	$(18.62)
Weighted average number of common shares outstanding, basic and diluted	4,453,831	310,378	2,714,976	310,363

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three Month Period Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2020	2,571,553	$2	$231,132	$(221,574)	$9,560
Share-based compensation expense	—	—	45	—	45
Issuance of common stock upon vesting of restricted stock units	50	—	—	—	—
Issuance of common stock and warrants in public offering	1,715,240	—	2,557	—	2,557
Issuance of common stock upon exercise of warrants	595,577	—	57	—	57
Net loss	—	—	—	(2,189)	(2,189)
Balance as of June 30, 2020	4,882,420	$2	$233,791	$(223,763)	$10,030

	Three Month Period Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2019	310,393	$1	$223,508	$(209,965)	$13,544
Share-based compensation expense	—	—	68	—	68
Issuance of common stock upon vesting of restricted stock units	21	—	—	—	—
Net loss	—	—	—	(3,144)	(3,144)
Balance as of June 30, 2019	310,414	$1	$223,576	$(213,109)	$10,468

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Six Month Period Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	550,736	$2	$224,741	$(219,160)	$5,583
Share-based compensation expense	—	—	115	—	115
Issuance of common stock upon vesting of restricted stock units	50	—	—	—	—
Fractional shares issued due to 1 for 30 reverse stock split	7,692	—	—		—
Issuance of common stock and warrants in public offering	2,670,853	—	8,592	—	8,592
Issuance of common stock upon exercise of warrants	1,653,089	—	343	—	343
Net loss	—	—	—	(4,603)	(4,603)
Balance as of June 30, 2020	4,882,420	$2	$233,791	$(223,763)	$10,030

	Six Month Period Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	310,330	$1	$223,440	$(207,330)	$16,111
Share-based compensation expense	—	—	135	—	135
Issuance of common stock upon vesting of restricted stock units	48	—	—	—	—
Issuance of common stock under ESPP	36	—	1	—	1
Net loss	—	—	—	(5,779)	(5,779)
Balance at June 30, 2019	310,414	$1	$223,576	$(213,109)	$10,468

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,603)	$(5,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	32
Amortization of operating lease right-of-use assets	139	131
Share-based compensation expense	115	135
Non-cash interest expense	—	1
Changes in operating assets and liabilities:
Prepaid expenses	(331)	(696)
Accounts payable	(424)	(30)
Operating lease liability	(143)	(9)
Accrued expenses and other liabilities	(463)	(448)
Net cash used in operating activities	(5,687)	(6,663)
Cash flows from investing activities:
Purchases of property and equipment	(23)	—
Net cash used in investing activities	(23)	—
Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	—	1
Proceeds from exercise of warrants	343	—
Repayment of loan payable	—	(100)
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	8,592	—
Net cash provided by / (used in) financing activities	8,935	(99)
Increase / (decrease) in cash and cash equivalents and restricted cash	3,225	(6,762)
Cash, cash equivalents and restricted cash at beginning of period	6,716	16,774
Cash, cash equivalents and restricted cash at end of period	$9,941	$10,012
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Fair value of warrants issued in connection with the March and April 2020 Offerings	$5,907	$—
Cash paid for interest	$—	$1
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$—	$1,475

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

1.	NATURE OF OPERATIONS AND GOING CONCERN, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Business

InVivo Therapeutics Holdings Corp., including its subsidiary, (the “Company”) is a biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries (“SCIs”). The Company’s proprietary technologies incorporate intellectual property that is licensed under an exclusive, worldwide license from Boston Children’s Hospital (“BCH”) and the Massachusetts Institute of Technology (“MIT”), as well as intellectual property that has been developed internally in collaboration with its advisors and partners.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At June 30, 2020, the Company had cash and cash equivalents of $9.8 million. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. The Company believes that it can be successful in obtaining additional capital; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The Company is aware that a significant number of its clinical sites have temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the COVID-19 outbreak, and as such, the COVID-19 outbreak has affected and may continue to affect the potential for enrollment in the Company’s INSPIRE 2.0 Study as clinical sites suspend studies in order to manage the pandemic. Aside from the impact on enrollment in the Company’s INSPIRE 2.0 Study, the Company did not experience any significant impact from the COVID-19 outbreak on its financial condition, liquidity, other operations, suppliers, industry, and workforce for the quarter ended June 30, 2020. The full impact of the COVID-19 outbreak continues to evolve as of the date of filing this Quarterly Report on Form 10-Q. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce, although there remains significant uncertainty related to the public health situation globally. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the ultimate effects of the COVID-19 outbreak on its future results of operations, financial condition, or liquidity in the future. However, as the COVID-19 outbreak continues, it will likely continue to have an adverse effect on enrollment in the Company’s INSPIRE 2.0 Study, and may also have an adverse effect on the Company’s results of future operations, financial position, and liquidity, and even after the COVID-19 outbreak has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

Going Concern

The Company’s consolidated financial statements as of June 30, 2020 were prepared under the assumption that the Company will continue as a going concern. At June 30, 2020, the Company had cash and cash equivalents of $9.8 million. Given the Company’s development plans, the Company estimates cash resources will be sufficient to fund its operations into the second quarter of 2021.

The Company’s ability to continue as a going concern depends on its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The COVID-19 outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its unaudited consolidated financial statements, and it is likely that investors will lose all or part of their investment. If the Company seeks additional financing to fund its business activities in the future and there remains substantial doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to the Company on commercially reasonable terms or at all. Based on these factors, as of June 30, 2020, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on February 20, 2020. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2020 and its results of operations and cash flows for the interim period presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU No. 2019-05 “Financial Instruments-Credit Losses”, ASU No. 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”, ASU No. 2020-02 “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)” and ASU No. 2020-03 “Codification Improvements to Financial Instruments, (collectively, “Topic 326”)”. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for all public business entities, excluding smaller reporting companies, for periods beginning after December 15, 2019 and all other entities beginning after December 15, 2022. The Company early adopted ASU No. 2016-13 and the related amending ASU’s on January 1, 2020, and the adoption did not have a material effect on the Company’s financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” which improves the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. The Company adopted ASU No. 2018-13 on January 1, 2020, and the adoption did not have a material effect on the Company’s financial position, results of operations or disclosures.

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

New Accounting Pronouncements Not Yet Adopted

In January 2020, the FASB issued ASU No. 2020-01 “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) —clarifying the interactions between Topic 321, Topic 323 and Topic 815 (a consensus of the emerging issues task force)”. The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. ASU No. 2020-01 is effective for the Company beginning in fiscal 2022. The Company is currently in the process of evaluating the effects of this pronouncement on its financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

2.	CASH AND CASH EQUIVALENTS

At June 30, 2020 and December 31, 2019, cash equivalents were comprised of money market funds.

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

Cash and cash equivalents consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Cash	$(38)	$(15)
Money market funds	9,863	6,617
Total cash and cash equivalents	$9,825	$6,602

3.	RESTRICTED CASH

Restricted cash as of June 30, 2020 and December 31, 2019 was $116 thousand and $114 thousand, respectively. Restricted cash as of June 30, 2020 included a $50 thousand security deposit related to the Company’s credit card account, $6 thousand related to 401(k) reserve account and a $60 thousand standby letter of credit in favor of a landlord (see Note 5).

Restricted cash as of December 31, 2019 included a $50 thousand security deposit related to the Company’s credit card account, $4 thousand related to 401(k) reserve account and a $60 thousand standby letter of credit in favor of a landlord (see Note 5)

4.	FAIR VALUES OF ASSETS AND LIABILITIES

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$6,617	$—	$—	$6,617

	At June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$9,863	$—	$—	$9,863

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On November 30, 2011, the Company entered into a commercial lease for 26,342 square feet of office, laboratory and manufacturing space in Cambridge, Massachusetts (as amended on September 17, 2012 and October 31, 2017, the “Cambridge Lease”). The term of the Cambridge Lease was 6 years and 3 months, with one 5‑year extension option. On August 21, 2017, the Company exercised its option for the 5-year extension on the Cambridge Lease. The 5-year renewal lease term was set to commence on November 1, 2018 and end on October 31, 2023. The terms of the Cambridge Lease initially required a standby letter of credit in the amount of $311 thousand.

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s Current Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. To calculate the present value of remaining lease payments, the Company elected to use an incremental borrowing rate based on the remaining lease term at transition.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

The elements of lease expense are as follows:

Lease cost (In thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost	$91	$91	$182	$182
Short-term lease cost	5	6	13	12
Variable lease cost	51	—	76	—
Total lease cost	$147	$97	$271	$194

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$5	$6	$13	$12
Operating cash flows from operating leases	93	60	186	60
Total cash paid for leases	$98	$66	$199	$72
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$—	$—
Weighted-average remaining lease term - operating leases	3.3 Years	4.3 Years	3.3 Years	4.3 Years
Weighted-average discount rate - operating leases	7.0%	7.0%	7.0%	7.0%

Maturities of lease liabilities due under the Company’s Current Cambridge Lease as of June 30, 2020 is as follows:

Leases (In thousands)	As of June 30, 2020
2020 (excluding the 6 months ended June 30, 2020)	$189
2021	386
2022	398
2023	339
Total lease payments	1,312
Less: imputed interest	(141)
Present value of lease liabilities	$1,171

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

Leases (In thousands)	Classification	June 30, 2020	December 31, 2019
Assets
Lease asset, net	Operating	$1,072	$1,211
Total lease assets		$1,072	$1,211

Liabilities
Current	Operating	$310	$294
Non-Current	Operating	861	1,020
Total lease liabilities		$1,171	$1,314

Clinical Trial Commitments

The Company has engaged and executed contracts with a clinical research organization (“CRO”) consultant to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of June 30, 2020, approximately $5.1 million remains to be paid on these contracts over the term of the clinical trials which are expected to be completed in November 2023. The costs may vary depending on actual pass-through expenses

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

incurred to execute the trial. In the event the Company were to terminate the INSPIRE 2.0 trial, certain financial penalties would become payable to the CRO for costs to wind down the terminated trial.

6.        FIXED ASSETS

Property, equipment, and leasehold improvements, net consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Computer software and hardware	$154	$131
Research and lab equipment	520	520
Leasehold improvements	66	66
Property and equipment	740	717
Less accumulated depreciation	(658)	(644)
Property and equipment, net	$82	$73

Depreciation expense for the three and six months ended June 30, 2020, was $7 thousand, and $14 thousand, respectively. Depreciation expense for the three and six months ended June 30, 2019, was $10 thousand, and $22 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

7.        INTANGIBLE ASSETS

Intangible assets, included in “other assets,” consisted of patent licensing fees paid to license intellectual property. In July 2007, the Company entered into a worldwide exclusive license (the “BCH License”) for patents co-owned by BCH and MIT initially covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. During 2011, the BCH License was amended, and the Company obtained additional rights for use in the field of peripheral nerve injuries. The BCH License, as amended, has a 15‑year term, or as long as the life of the last expiring patent right thereunder, whichever is longer, unless terminated earlier by the licensor, under certain conditions as defined in the related license agreement. In connection with the BCH License, the Company paid an initial $75 thousand licensing fee and is required to pay certain annual maintenance fees, milestone payments and royalties. License fees are capitalized and the gross total at June 30, 2020 and December 31, 2019 was $200 thousand. The Company accounts for milestone payments, maintenance fees and royalties when they become due and payable. During the three and six months ended June 30, 2020 and 2019, the Company did not pay any milestone payments. The Company is amortizing the license fee as a research and development expense over the 15– year term of the license.

Intangible assets, net consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Patent licensing fee	$200	$200
Accumulated amortization	(183)	(174)
Intangible assets, net	$17	$26

Amortization expense during each of the three and six months ended June 30, 2020 and 2019 was $5 thousand and $9 thousand, respectively.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

8.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Compensation	$406	$1,040
Clinical	140	143
Legal	145	37
Other accrued expenses	273	207
Total accrued expenses	$964	$1,427

9.	LOAN PAYABLE

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

In May 2018, in order to obtain the consent of MassDev for facility changes, including the assignment of the Cambridge Lease, and the sale of certain assets, the Company paid down $300 thousand of principal on the MassDev loan. During the six month period ended June 30, 2019, the Company made principal loan payments of $100 thousand. In March 2019, the Company repaid the MassDev loan in full and the loan agreement was terminated.

In October 2012, as part of the loan agreement, the Company issued MassDev a 7-year warrant for the purchase of 13 shares of the Company’s common stock with an exercise price of $4,980 per share. The fair value of the warrant was determined to be $32 thousand and was amortized through interest expense over the life of the note. The Company did not record any amortization expense during the three months ended June 30, 2019. For the six months ended June 30, 2019 the Company recorded $1 thousand in amortization expense. This amortization expense was included in interest expense in the Company’s consolidated statements of operations. The Company did not record any amortization expense during the three and six month periods ended June 30, 2020.

The equipment line of credit was secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the six month period ended June 30, 2019 was $1 thousand. The Company did not record any interest expense during the three and six month periods ended June 30, 2020.

10.	COMMON STOCK

In May 2018, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 4,000,000 to 25,000,000 shares of common stock (giving effect to a 1-for-25 reverse stock split effected on April 16, 2018 but not the 2020 Reverse Stock Split). In January 2020, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 500,000,000 (without giving effect to the 2020 Reverse Stock Split). On February 11, 2020, the Company effected the 2020 Reverse Stock Split and the number of shares of authorized common stock was reduced to 16,666,667. As of June 30, 2020, and December 31, 2019, 4,882,420 and 550,736 shares were issued and outstanding, respectively.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

In April 2020, the Company entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 of common stock, at a purchase price per share of $1.75 (the "April 2020 Shares"). The April 2020 Shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, the Company also issued to the April 2020 Purchasers warrants (the "Series C Warrants") to purchase up to 1,715,240 shares of common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, the Company also issued to designees of H.C. Wainwright & Co., LLC (“Wainwright”), warrants to purchase an aggregate of 111,491 (“Wainwright April 2020 Placement Agent Warrants”) shares of the Company’s common stock which represents a number of shares of common stock equal to 6.50% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $2.6 million. The Company assessed whether the Series C Warrants, and the Wainwright April 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company concluded that the Series C Warrants and the Wainwright April 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the Series C warrants was estimated at $2.1 million, using a Black-Scholes model with the following assumptions: expected volatility of 115.84%, risk free interest rate of 0.40%, expected life of 5.5 years and no dividends. The fair value of the Wainwright April 2020 Placement Agent Warrants was estimated at $128 thousand, using a Black-Scholes model with the following assumptions: expected volatility of 116.14%, risk free interest rate of 0.36%, expected life of 5 years and no dividends. During the three months ended June 30, 2020, the Company issued an aggregate of 35,000 shares of common stock upon the exercise of certain of the 2020 Series C warrants for aggregate proceeds of $57 thousand.

In March 2020, the Company completed a registered public offering (the “March 2020 Offering”) in which it sold an aggregate of (i) 955,613 shares of common stock, (the “Shares”) at a combined public offering price of $2.75 per share and 2020 Series A Warrant (as defined below), (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of common stock at a combined public offering price of $2.74999 per share and 2020 Series A Warrant (the “2020 Series B Warrants”) and (iii) Series A Warrants exercisable for an aggregate of 2,545,455 shares of common stock (the “2020 Series A Warrants”). The Shares and the 2020 Series B Warrants were each offered together with the 2020 Series A Warrants, but the Shares and 2020 Series B Warrants were issued separately from the 2020 Series A Warrants. Each 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, the Company issued, to designees of Wainwright the placement agent for the March 2020 Offering, warrants (the “Wainwright March 2020 Placement Agent Warrants”) to purchase an aggregate of 165,455 shares of the Company’s common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and 2020 Series B Warrants sold in the March 2020 Offering. The Wainwright March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $6.0 million. The Company assessed whether the 2020 Series A Warrants, 2020 Series B Warrants and the Wainwright March 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company concluded that the 2020 Series A Warrants, 2020 Series B Warrants and the Wainwright March 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

derivatives and accordingly are classified in stockholders’ equity. The fair value of the 2020 Series A warrants and Wainwright March 2020 Placement Agent Warrants was estimated at $3.5 million and $218 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 115.22%, risk free interest rate of 0.63%, expected life of 5 years and no dividends. The 2020 Series B Warrants had an intrinsic value of approximately $4.4 million. During the three months ended June 30, 2020, the Company issued an aggregate of 560,577 shares of common stock upon the exercise of certain of the pre-funded 2020 Series B warrants for an immaterial amount. During the six months ended June 30, 2020, the Company issued an aggregate of 1,577,114 shares of common stock upon the exercise of certain of the pre-funded 2020 Series B warrants for an immaterial amount.

In November 2019, the Company closed a public offering of an aggregate of 233,341 shares of its common stock, at an offering price of $3.60 per share (the offering, the “2019 Offering”). The net proceeds to the Company after deducting placement agent fees and other offering expenses, were $367 thousand. In connection with the 2019 Offering, the Company agreed to issue, and in January 2020 issued, to designees of Wainwright, the placement agent for the 2019 Offering, warrants (the “Placement Agent Warrants”) to purchase an aggregate of 15,168 shares of the Company’s common stock. The Placement Agent Warrants have an exercise price of $4.50 per share, are immediately exercisable and expire in November 2024. The Company assessed whether the Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the Placement Agent Warrants was estimated at $59 thousand using a Black-Scholes model with the following assumptions: expected volatility of 100.82%, risk free interest rate of 1.61%, expected life of 5 years and no dividends. During the three and six months ended June 30, 2020, there was no exercise activity related to the Placement Agent Warrants.

In June 2018, the Company closed an underwritten public offering of an aggregate of 45,950 Common Units, at an offering price of $60.00 each, each comprised of 1 share of the Company’s common stock and 1 Series A warrant to purchase 1 share of common stock. The public offering also included 208,096 pre-funded units at an offering price of $59.70 each, each comprised of 1 pre-funded Series B Warrant, and 1 Series A warrant to purchase 1 share of common stock. Each Series A warrant has an exercise price of $60.00 per share, is exercisable immediately and expires 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.30 per share, was exercisable immediately and would have expired 20 years from the date of issuance. The net proceeds to the Company, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. In September 2018, the Company entered into an Amendment to the Warrant Agency Agreement and Warrants (the “Ladenburg Warrant Amendment”) with Continental Stock Transfer & Trust Company (“Continental”) that amended the Warrant Agency Agreement, by and between the Company and Continental, as Warrant Agent, dated June 25, 2018, and the Series A common stock Purchase Warrant, and the Series B Pre-Funded common stock Purchase Warrant both dated June 25, 2018 (the Series A and Series B Warrant, collectively the “2018 Warrants”). The Ladenburg Warrant Amendment added a provision to each of the warrants that allowed the Company or a successor entity whose stock is not listed on a trading market to, in connection with a Fundamental Transaction (as such term is defined in the 2018 Warrants) that is not within the Company’s control, purchase the warrant from the holder, at the holder’s option, by paying the same form of consideration in the same proportion that is offered to the holders of the Company’s common stock in connection with the Fundamental Transaction, including cash, stock, any combination thereof and any choice of consideration thereof,  in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Warrant on the consummation date of the Fundamental Transaction. The 2018 Warrants were initially classified as liabilities, as a result of the amendment, the Company reassessed the warrant classification and concluded that the warrants qualified for equity classification. The fair value of the amended 2018 Warrants was re-measured immediately prior to the date of the Ladenburg Warrant Amendment with changes in fair value recorded as a loss of $764 thousand in the Company’s consolidated statement of operations and $14.7 million was reclassified to equity. In November 2019, the Company entered into a Second Amendment to Warrant Agency Agreement and Warrants, (“the Second Ladenburg Warrant Amendment”), by and between the Company and Continental, as Warrant Agent,

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

that amended the Series A warrants to reflect a reduced exercise price per share of $6.98 from $60.00. The fair value of the amended Series A warrants was re-measured immediately prior to the date of the Second Ladenburg Warrant Amendment with changes in fair value recorded as incremental expense of $666 thousand in the Company’s consolidated statement of operations. The Company did not issue any shares as a result of either the Series A or Series B warrant exercise activity during the three months ended June 30, 2020. During the six months ended June 30, 2020 the Company issued an aggregate of 40,975 shares of common stock upon the exercise of certain of the Series A warrants for aggregate proceeds of $286 thousand. The Company did not issue any shares as a result of Series B warrant exercise activity during the six months ended June 30, 2020. The Company did not issue any shares as a result of either the Series A or Series B warrant exercise activity during the three and six months ended June 30, 2019. There are no outstanding Series B warrants as of June 30, 2020.

In January 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which it had the right to sell up to $15 million, in shares of our common stock,,  to Lincoln Park over a 24 month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018, the Company’s stockholders approved to increase the issuance and sale by the Company to Lincoln Park, including the Company’s prior issuances and sales of shares of common stock to Lincoln Park since January 2018, of up to 40,000 shares of common stock. In accordance with the terms of the Purchase Agreement, at the time the Company signed the Purchase Agreement and the RRA, it issued 574 shares to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital in 2018. The Company did not sell any shares to Lincoln Park during the three months ended June 30, 2019. In May 2019, the Company terminated the Purchase Agreement with Lincoln Park.

In May 2018, the Company’s Board of Directors approved to increase the number of shares of common stock reserved under the 401(k) Plan by 134 shares, bringing the aggregate number of shares of common stock eligible for distribution pursuant to the 401(k) Plan as of that date to 137 shares. In the second quarter of 2018 the Company revised its 401(k)-matching policy to move from share matching to cash-based matching. During the three and six months ended June 30, 2019, the Company contributed $19 thousand and $31 thousand respectively, in cash as a matching contributions to employee 401(k) accounts. During the three and six months ended June 30, 2020, the Company contributed $16 thousand and $35 thousand respectively, in cash as a matching contribution to employee 401(k) accounts.

In January 2019, 36 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued under the ESPP. During the three and six months ended June 30, 2020, the Company did not issue any shares under the Company’s Employee Stock Purchase Plan (the “ESPP”).

During the three months ended June 30, 2019, the Company issued an aggregate of 21 shares of common stock respectively, upon vesting of restricted stock units. During the six months ended June 30, 2019, the Company issued an aggregate of 48 shares of common stock respectively, upon vesting of restricted stock units. During the three and six months ended June 30, 2020, the Company issued an aggregate of 50 shares of common stock upon vesting of restricted stock units.

During the six months ended June 30, 2020, as part of the adjustment to reflect the 2020 Reverse Stock Split, the Company issued 7,692 shares of common stock to account for the fractional roundup of shareholders.

11.	STOCK-BASED COMPENSATION

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. In March 2019, the Company’s Board approved, and recommended to the Company’s shareholders for approval, an amendment to the 2015 Plan (the “2015 Plan Amendment”), and on January 21, 2020, the Company’ shareholders subsequently approved the 2015 Plan Amendment. The 2015 Plan Amendment increased the maximum number of shares reserved for issuance under the 2015 Plan by 26,667 shares to a total of 32,000 shares. As of June 30, 2020, the total number of shares available to be issued under the 2015 Plan was 26,670 shares, consisting of (i) 5,333 shares initially authorized under the 2015 Plan shares plus, (ii) the shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan plus, (iii) the 26,667 shares approved for increase during the January 2020 shareholders meeting.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 250 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of common stock on such date, (ii) 67 shares or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 1,667 shares. As of both June 30, 2020 and December 31, 2019, there were 264 shares reserved for issuance under the ESPP.

In January 2019, 36 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued under the ESPP. The ESPP is considered a compensatory plan with the related compensation cost recognized over each 6 month offering period. None of the Company’s employees participated in the ESPP plan in the current offering period and consequently no compensation expense was recorded during the six month period ended June 30, 2020.

Stock-based compensation

For the three month periods ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $45 thousand and $68 thousand, respectively. For the six month periods ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $115 thousand and $135 thousand, respectively. Stock-based compensation recognized was classified in the consolidated statements of operations as follows:

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

(In thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Research and development	$7	$26	$27	$50
General and administrative	38	42	88	85
Total	$45	$68	$115	$135

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

The Company did not grant any awards during the three and six months ended June 30, 2020. The assumptions used principally in determining the fair value of options granted during the three and six months ended June 30, 2019 were as follows:

June 30,
2019
Risk-free interest rate	2.55%
Expected dividend yield	0%
Expected term (employee grants)	6 Years
Expected volatility	105%

Stock options

A summary of option activity as of June 30, 2020 and changes for the six month period then ended are presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2019	4,187	$1,077.78	8.17	$—
Granted	—	$—
Expired	—	$—
Cancelled/Forfeited	—	$—
Outstanding at June 30, 2020	4,187	$1,077.78	7.65	—
Vested and Exercisable at June 30, 2020	2,061	$2,022.20	6.83	—

The total fair value of options that vested in the three months ended June 30, 2020 and 2019 was $24 thousand and $33 thousand, respectively. The total fair value of options that vested in the six months ended June 30, 2020 and

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

2019 was $80 thousand and $69 thousand, respectively. For the three month periods ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $21 thousand and $43 thousand, respectively related to stock options. For the six month periods ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $64 thousand and $84 thousand, respectively related to stock options. As of June 30, 2020, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $116 thousand and is estimated to be recognized over a period of 1.21 years.

Restricted Securities

The following table summarizes the restricted securities activity under the 2015 Plan during the six month period ended June 30, 2020:

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2019	7,086		$33.78
Granted	—	$
Vested	(50)	$
Unvested balance at June 30, 2020	7,036		$29.34

For the three month periods ended June 30, 2020, and 2019, the Company recorded stock-based compensation expense of $24 thousand and $25 thousand, respectively, related to the time-based restricted securities. For the six month periods ended June 30, 2020, and 2019, the Company recorded stock-based compensation expense of $51 thousand and $51 thousand, respectively, related to the time-based restricted securities. As of June 30, 2020, total unrecognized compensation expense related to non-vested restricted securities amounted to $177 thousand which the Company expects to recognize over a remaining weighted-average of 1.81 years. All the restricted securities that remain unvested and outstanding at June 30, 2020 are subject to time-based vesting.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

12.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at June 30, 2020:

			Number of	Exercise Price
Year Issued	Defined Name	Classification	Warrants	as of June 30, 2020	Date of Expiration
2014	2014 Warrants	Equity	11	$352.50	5/9/2021
2016	2016 Warrants	Equity	2,865	$7,500.00	3/18/2021
2018	2018 Series A Warrants	Equity	211,921	$6.98	6/25/2023
2019	Placement Agent Warrants	Equity	15,168	$4.50	11/21/2024
2020	2020 Series A Warrants	Equity	2,545,455	$2.75	3/10/2025
2020	Wainwright March 2020 Placement Agent Warrants	Equity	165,455	$3.4375	3/5/2025
2020	2020 Series B Warrants	Equity	12,728	$0.00001	Until Fully Exercised
2020	2020 Series C Warrants	Equity	1,680,240	$1.62	10/17/2025
2020	Wainwright April 2020 Placement Agent Warrants	Equity	111,491	$2.1875	4/15/2025
Total			4,745,334
Weighted average exercise price				$7.08
Weighted average life in years					4.82

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

For the three month periods ended June 30, 2020 and 2019, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	June 30,
	2020	2019
Warrants	4,745,334	255,781
Stock options	4,187	4,187
Unvested RSUs	150	293
Unvested RSAs	6,886	—
Total potentially dilutive securities	4,756,557	260,261

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2020 (Unaudited)

(Continued)

14.     SUBSEQUENT EVENTS

On August 4, 2020, the Company held its 2020 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 16,666,667 to 50,000,000 shares.

In addition, at the Annual Meeting, the Company’s stockholders approved an amendment to the 2015 Plan to increase the number of shares available for issuance thereunder by 400,000 shares.

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

All share amounts presented in this Item 2 are retroactively adjusted to give effect to the 1-for-30 reverse stock split of our outstanding shares of common stock, par value $0.00001 per share (“common stock”), that occurred on February 11, 2020.

Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries, or SCIs. Our approach to treating acute SCIs is based on our investigational Neuro-Spinal Scaffold™ implant, a bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord and is intended to treat acute SCI. The Neuro-Spinal Scaffold implant incorporates intellectual property licensed under an exclusive, worldwide license from Boston Children’s Hospital, or BCH, and the Massachusetts Institute of Technology, or MIT. We also plan to evaluate other technologies and therapeutics that may be complementary to our development of the Neuro-Spinal Scaffold implant, such as stem cells, therapeutics or electrical stimulation, including in combination with learnings applied from our Neuro-Spinal Scaffold implant or technologies that offer the potential to bring us closer to our goal of redefining the life of the SCI patient.

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

The Neuro-Spinal Scaffold implant is composed of 2 biocompatible and bioresorbable polymers that are cast to form a highly porous investigational product:

●	Poly lactic-co-glycolic acid, a polymer that is widely used in resorbable sutures and provides the biocompatible support for Neuro-Spinal Scaffold implant; and

●	Poly-L-Lysine, a positively charged polymer commonly used to coat surfaces in order to promote cellular attachment.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved Investigational Device Exemption, or IDE, in the INSPIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.” The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI. The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the 2 study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy. The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. As of August 9, 2020, eight patients in the INSPIRE 2.0 Study have been enrolled and 17 sites are activated for enrollment. We are aware that a significant number of our clinical sites have temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. We estimate that enrollment in the INSPIRE 2.0 Study will be complete in the second quarter of 2021, with the final patient enrolled in the INSPIRE 2.0 study reaching their six-month primary endpoint visit in the fourth quarter of 2021.

The primary endpoint is defined as the proportion of patients achieving an improvement of at least 1 American Spinal Injury Association Impairment Scale (“AIS”) grade at 6 months post-implantation. Assessments of AIS grade are at hospital discharge, 3 months, 6 months, 12 months and 24 months. The definition of study success for INSPIRE 2.0 is that the difference in the proportion of subjects who demonstrate an improvement of at least 1 grade on AIS assessment at the 6-month primary endpoint follow-up visit between the Scaffold Arm and the Comparator Arm must be equal to or greater than 20%. In one example, if 50% of subjects in the Scaffold Arm have an improvement of AIS grade at the 6-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 20% (50% minus 30% equals 20%) and the definition of study success would be met. In another example, if 40% of subjects in the Scaffold Arm have an improvement of AIS grade at the 6-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 10% (40% minus 30% equals 10%) and the definition of study success would not be met. Additional endpoints include measurements of changes in neurological level of injury, sensory levels and motor scores, bladder, bowel and sexual function, pain, Spinal Cord Independence Measure, and quality of life.

Our Neuro-Spinal Scaffold was previously studied in The INSPIRE Study: the “InVivo Study of Probable Benefit of the Neuro- Spinal Scaffold for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury,” under an IDE application for the treatment of neurologically complete thoracic traumatic acute SCI. Although The INSPIRE Study was structured with an Objective Performance Criterion, or the OPC as the primary component for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing a future human device exemption, or HDE, application. Similarly, while our INSPIRE 2.0 Study is structured with a definition of study success requiring a minimum difference between study arms in the proportion of subjects achieving improvement, that success definition is not the only factor that the FDA would evaluate in the future HDE application.  Approval is not guaranteed if the OPC is met for The INSPIRE Study or the definition of study success is met for the INSPIRE 2.0 Study, and even if the OPC or definition of study success are not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence.

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

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China, or the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. We are aware that a significant number of our clinical sites have temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the COVID-19 outbreak, and as such, the COVID-19 outbreak has affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study as clinical sites suspend studies in order to manage the pandemic. Aside from the impact on enrollment in our INSPIRE 2.0 Study, we did not experience any significant impact from the COVID-19 outbreak on our financial condition, liquidity, other operations, suppliers, industry, and workforce for the quarter ended June 30, 2020. The full impact of the COVID-19 outbreak continues to evolve as of the date of filing this Quarterly Report on Form 10-Q. We are actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce, although there remains significant uncertainty related to the public health situation globally. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the ultimate effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity in the future. However, as the COVID-19 outbreak continues, it will likely continue to have an adverse effect on enrollment in our INSPIRE 2.0 Study, and may also have an adverse effect on our results of future operations, financial position, and liquidity, and even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

We believe that the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position, and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended June 30, 2020 were $0.9 million, a decrease of $776 thousand compared to the three months ended June 30, 2019. The decrease in research and development expenses for the three months ended June 30, 2020 is attributable to a decrease clinical trial costs of $592 thousand, a decrease in compensation related expenses of $179 thousand, a decrease in scaffold manufacturing costs of $43 thousand and a decrease in other net immaterial balances of $11 thousand. These decreases were partially offset by an increase in facilities and rent expense of $49 thousand.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended June 30, 2020 were $1.3 million, a decrease of $277 thousand compared to the three months ended June 30, 2019. The decrease in general and administrative expenses for the three months ended June 30, 2020 is attributable primarily due to a decrease in compensation related expenses of $279 thousand. This decrease was partially offset by increases in other net immaterial balances of $2 thousand.

Other Income and Expense

Other income for the three months ended June 30, 2020 was $6 thousand, which was comprised primarily of interest income. Other income for the three months ended months ended June 30, 2019 was $104 thousand, which was comprised of miscellaneous income of $32 thousand and interest income of $72 thousand.

Comparison of the Six Months Ended June 30, 2020 and 2019

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the six months ended June 30, 2020 were $2.0 million, a decrease of $835 thousand compared to the six months ended June 30, 2019. The decrease in research and development expenses for the six months ended June 30, 2020 is attributable primarily due to a decrease in compensation related expenses of $268 thousand and a decrease clinical trial costs of $639 thousand. These decreases were partially offset by an increase in facilities and rent expense of $72 thousand.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the six months ended June 30, 2020 were $2.6 million, a decrease of $568 thousand compared to the six months ended June 30, 2019. The decrease in general and administrative expenses for the six months ended June 30, 2020 is attributable to a decrease in consulting costs of $360 thousand, a decrease compensation related expenses of $317 thousand and decreases in other net immaterial balances of $10 thousand. These decreases were partially offset by an increase in investor relations expenses of $119 thousand.

Other Income and Expense

Other income for the six months ended June 30, 2020 was $20 thousand, which was comprised primarily of interest income. Other income for the six months ended June 30, 2019 was $247 thousand, which was comprised of interest income of $171 thousand and other income of $76 thousand.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At June 30, 2020, our accumulated deficit was $223.8 million. Since our inception, we have historically financed our operations primarily through the sale of equity-related securities.

At June 30, 2020, we had total assets of $12.7 million, total liabilities of $2.7 million, and total stockholders’ equity of $10.0 million. During the six months ended June 30, 2020, we recorded a net loss of $4.6 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We believe that our cash and cash equivalents on hand which includes proceeds from the two offerings that occurred in 2020 and described in more detail below, will provide necessary funding to fund operations into the second quarter of 2021. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additionally, the COVID-19 outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair our ability to raise needed funds to continue as a going concern. Based on these factors, as of June 30, 2020, management determined that there is substantial doubt regarding our ability to continue as a going concern.

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

Financings Transactions

On April 15, 2020, we entered into a securities purchase agreement, or the April 2020 Purchase Agreement, with certain institutional investors, or the April 2020 Purchasers, pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 of common stock, at a purchase price per share of $1.75, or the

April 2020 Shares, for net proceeds to us of approximately $2.6 million, after deducting fees payable to Wainwright, the placement agent for the offering, and other offering expenses payable by us, or the April 2020 Registered Offering. The April 2020 Shares were offered pursuant to a shelf registration statement on Form S-3, which was declared effective by SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, we also issued to the April 2020 Purchasers warrants (the "Series C Warrants") to purchase up to 1,715,240 shares of common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, we also issued to designees of Wainwright, warrants to purchase an aggregate of 111,491 shares of our common stock, which represents a number of shares of common stock equal to 6.50% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. During the three months ended June 30, 2020, we issued an aggregate of 35,000 shares of common stock upon the exercise of certain of the Series C Warrants for aggregate proceeds of $57 thousand.

In March 2020, we completed a registered public offering, or the March 2020 Offering, in which we sold an aggregate of (i) 955,613 shares of common stock, or the Shares, at a combined public offering price of $2.75 per share and 2020 Series A Warrant (as defined below), (ii) 2020 Series B Warrants exercisable for an aggregate of 1,589,842 shares of common stock at a combined public offering price of $2.74999 per share and 2020 Series A Warrant and (iii) 2020 Series A Warrants exercisable for an aggregate of 2,545,455 shares of common stock. The Shares and the 2020 Series B Warrants were each offered together with the 2020 Series A Warrants, but the Shares and 2020 Series B Warrants were issued separately from the Series A Warrants. Each 2020 Series A warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each 2020 Series B warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, we issued Wainwright, the placement agent for the March 2020 Offering, the Wainwright March 2020 Placement Agent Warrants to purchase an aggregate of 165,455 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and 2020 Series B Warrants sold in the March 2020 Offering. The Wainwright March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $6.0 million. During the three months ended June 30, 2020, we issued an aggregate of 560,577 shares of common stock upon the exercise of certain of the pre-funded 2020 Series B warrants for an immaterial amount. During the six months ended June 30, 2020, we issued an aggregate of 1,577,114 shares of common stock upon the exercise of certain of the pre-funded 2020 Series B warrants for an immaterial amount.

In November 2019, we closed a public offering of an aggregate of 233,341 shares of our common stock, at an offering price of $3.60 per share (the offering, the “2019 Offering”). The net proceeds to us after deducting the placement agent fees and other offering expenses, were $367 thousand. In connection with the 2019 Offering, we issued to designees of Wainwright, the placement agent for the 2019 Offering, warrants, or the “Placement Agent Warrants”, to purchase an aggregate of 15,168 shares of our common stock. The Placement Agent Warrants have an exercise price of $4.50 per share, are immediately exercisable and expire in November 2024. During the three and six months ended June 30, 2020, there was no exercise activity related to the Placement Agent Warrants.

In June 2018, we closed an underwritten public offering of an aggregate of 45,950 Common Units, at an offering price of $60.00 each, each comprised of 1 share of our common stock, and 1 Series A warrant to purchase 1 share of common stock. The public offering also included 208,096 pre-funded units at an offering price of $59.70 each, each comprised of 1 pre-funded Series B Warrant and 1 Series A warrant to purchase 1 share of common stock. Each Series A warrant had an exercise price of $60.00 per share, was exercisable immediately from the date of issuance and expired 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.30 per share, was exercisable immediately and would have expired 20 years from the date of issuance. The net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. We did not issue any shares as a result of either the Series A or Series B warrant exercise activity during the three months ended June 30, 2020. During the six months ended June 30, 2020 we issued an aggregate of 40,975 shares of common stock upon the exercise of certain of the Series A warrants for aggregate proceeds of $286 thousand. We did not issue any shares as a result of either the Series A or Series B warrant exercise activity during the three and six months ended June 30, 2019. There are no outstanding Series B warrants as of June 30, 2020.

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

In January 2018, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC, which we refer to as Lincoln Park, under which we had the right to sell up to $15 million in shares of our common stock to Lincoln Park over a 24-month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018 at our 2018 Annual Meeting of Stockholders, our stockholders approved an increase to the number of shares of common stock available for issuance and sale by us to Lincoln Park, including our prior issuances and sales of shares of common stock to Lincoln Park since January 2018, up to 40,000 shares of common stock. In accordance with the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the RRA, we issued 574 shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital as of December 31, 2018. In May 2019, we terminated the Purchase Agreement with Lincoln Park.

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

Cashflows

Net cash used in operating activities for the six months ended June 30, 2020 was $5.7 million, as compared to net cash used in operating activities of $6.7 million for the six months ended June 30, 2019. The change in net cash used in operating activities for the six months ended June 30, 2020, as compared to the same period in the prior year was primarily due to a decrease in our net loss of $1.2 million, an increase in the change in accrued expenses and other liabilities of $15 thousand, an increase in the change in operating lease liability of $134 thousand, an increase in the change in accounts payable of $394 thousand and a decrease in the change in prepaid expenses and other assets of $365 thousand. In addition to the above operating activity, there was a net decrease in the change in non-cash activity of $22 thousand.

Net cash used in investing activities for the six months ended June 30, 2020 was $23 thousand related to the purchase of computer equipment. The Company did not generate or use cash in investing activities during the six months ended June 30, 2019.

Net cash generated by financing activities for the six months ended June 30, 2020, was $8.9 million consisting of $8.6 million in proceeds from the issuance of common stock associated with the Offerings in 2020 and $343 thousand in proceeds from the exercise of warrants. This compares to net cash used by financing activities of $99 thousand for the six months ended June 30, 2019 consisting primarily $100 thousand in loan repayments and offset by employee stock purchase plan issuances of $1 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of June 30, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2020, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

The COVID-19 outbreak, which began in late 2019 and has had impacts worldwide, has and may continue to delay our ability to complete our ongoing INSPIRE 2.0 clinical trial or delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 outbreak, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our clinical research organizations, as well as clinical trial sites, have faced disruptions related to the INSPIRE 2.0 clinical trial arising from suspension of activity at numerous clinical trial sites due to hospital staff shortages or state or city ‘‘stay at home’’ or ‘‘shelter in place’’ orders, delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. Specifically, we are aware that a significant number of our clinical sites have temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. Additionally, the response to the COVID-19 outbreak may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. Any of these factors could continue to adversely impact our ability to enroll, or delay enrollment in, the INSPIRE 2.0 clinical trial. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 outbreak will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

We have found it difficult and may continue to find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates, and due to such enrollment delays, we may need to make a determination as to the next steps for our clinical program that could significantly impact our future operations and financial position. Specifically, if the pace of enrollment in our INSPIRE 2.0 Study does not increase, we may need to make a determination as to the next steps for the INSPIRE 2.0 Study and our clinical program. The COVID-19 outbreak has affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study as clinical sites suspend studies in order to manage the pandemic.

Patient enrollment is affected by a number of factors including:

●	widespread emergency orders in response to the COVID-19 outbreak requiring business and residents to curtail non-essential activities,;

●	severity of the disease, injury, or condition under investigation;

●	design of the study protocol;

●	size and nature of the patient population;

●	eligibility criteria for and design of the study in question;

●	perceived risks and benefits of the product candidate under study;

●	proximity and availability of clinical study sites for prospective patients;

●	availability of competing therapies and clinical studies;

●	efforts to facilitate timely enrollment in clinical studies;

●	patient referral practices of physicians; and

●	ability to monitor patients adequately during and after treatment.

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

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the clinical studies that are required. In July 2017, The INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial.  We subsequently closed enrollment in The INSPIRE Study and will follow the active patients until completion. The FDA has approved the INSPIRE 2.0 Study. However, the INSPIRE 2.0 Study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, including delays due to the COVID-19 outbreak, the availability of scaffold implants to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. For example, enrollment in our Inspire 2.0 trial has been slower than we initially anticipated. Enrolling patients the INSPIRE 2.0 Study and any other clinical trial of our Neuro-Spinal Scaffold implant will continue to require the approval of the institutional review boards, or IRBs at each clinical site.

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

In addition, clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

●	obtain regulatory approval to commence future clinical trials;
●	reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtain IRB approval at each site;
●	recruit, enroll, and retain patients through the completion of clinical trials;
●	maintain clinical sites in compliance with trial protocols through the completion of clinical trials;
●	address patient safety concerns that arise during the course of the trial;
●	initiate or add a sufficient number of clinical trial sites; or
●	manufacture sufficient quantities of our product candidate for use in clinical trials.

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRB at the sites at which such trials are being conducted, by the Data Safety Monitoring Board for such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, a problematic inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, or changes in laws or regulations. In addition, regulatory agencies may require an audit with respect to the conduct of a clinical trial, which could cause further delays or increase costs. For example, in December 2017, we and several of our clinical sites and our CRO were subject to an FDA inspection in association with The INSPIRE Study. At the close of the inspection at the Company, the FDA issued a Form 483 with 2 observations relating to our oversight of clinical trial sites in The INSPIRE Study. We sought input from the FDA regarding the scope and timing of our proposed remediation efforts and the FDA has indicated that our corrective actions appear adequate. We cannot be certain that we will not be subject to additional regulatory action by the FDA. Our remediation efforts have added, and may continue to add, costs to our clinical development plans.  Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and regulatory review process, and jeopardize our ability to obtain approval and commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to:

●	the scope, progress, results, and costs of preclinical development, laboratory testing, and clinical trials for our Neuro-Spinal Scaffold implant and any other product candidates that we may develop or acquire, including our INSPIRE 2.0 Study;
●	future clinical trial results of our Neuro-Spinal Scaffold implant;
●	the timing of, and the costs involved in, obtaining regulatory approvals for the Neuro-Spinal Scaffold implant, and the outcome of regulatory review of the Neuro-Spinal Scaffold implant;
●	the cost and timing of future commercialization activities for our products if any of our product candidates are approved for marketing, including product manufacturing, marketing, sales, and distribution costs;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	the cost of having our product candidates manufactured for clinical trials in preparation for regulatory approval and in preparation for commercialization;
●	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our product candidates;
●	our ability to establish and maintain strategic collaborations, licensing, or other arrangements and the financial terms of such agreements;
●	the cost and timing of establishing sales, marketing, and distribution capabilities;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio;
●	the efforts and activities of competitors and potential competitors;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or invest in businesses, products, and technologies.

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

We have incurred net losses each year since our inception, including net losses of $4.6 million for the six months ended June 30, 2020, and net losses of $11.8 million for the year ended December 31, 2019 and $23.4 million for the year ended December 31, 2018. As of June 30, 2020, we had an accumulated deficit of $223.8 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Our consolidated financial statements as of June 30, 2020 were prepared under the assumption that we will continue as a going concern. At June 30, 2020, we had cash and cash equivalents of $9.8 million. Given our development plans, we estimate cash resources will be sufficient to fund our operations into the second quarter of 2021. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

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

We expect to continue to incur significant expenses and increasing net losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	continue clinical development of our Neuro-Spinal Scaffold implant;

●	initiate or restart the research and development of other product candidates;

●	have our product candidates manufactured for clinical trials and for commercial sale;

●	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●	maintain, protect, and expand our intellectual property portfolio; and

●	continue our research and development efforts for new product opportunities.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed into law the Tax Cut and Jobs Act, or the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, which we refer to as the Code. The Tax Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, arising in taxable years beginning after December 31, 2017,to 80% of current year taxable income and elimination of NOL carrybacks, for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), imposition of a one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. Congress is also considering and may enact further tax law changes in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, state tax legislation or administration guidance conforming to or decoupling from particular provisions of the Tax Act, the FFCR Act and the CARES Act could affect our business or financial condition.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of June 30, 2020, we have not performed a Section 382 study, but we will complete an appropriate analysis before our tax attributes are utilized.

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

Such increases to our authorized common stock require shareholder approval. Our 2019 annual meeting of stockholders was initially postponed due to a lack of quorum, and we were able to successfully achieve quorum and the votes required to pass the proposal to increase the number of authorized shares only after announcing a new record date for the meeting, which was held in January 2020. Our 2020 annual meeting of stockholders was held in August 2020, and we were able to achieve quorum and obtain the number of necessary votes to approve an increase in our authorized common stock, without having to postpone the meeting. Although we were able to achieve quorum and obtain the number of necessary votes for an increase in authorized common stock in our January 2020 meeting and our August 2020 meeting, we cannot guarantee that we won’t experience future difficulties in obtaining quorum for our annual meetings or difficulties in obtaining the necessary votes required to pass proposals such as increases in authorized shares. In such events, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

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

If the FDA subsequently approves a PMA or clears a 510(k) for the HUD or another comparable device with the same indication, the FDA may withdraw the HDE. Once a comparable device becomes legally marketed through PMA or 510(k) clearance to treat or diagnose the disease or condition in question, there may no longer be a need for the HUD and so the HUD may no longer meet the requirements of section 520(m)(2)(B) of the Food Drug & Cosmetic Act, or the FDCA.

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

The FDA audits compliance with the QSR and other similar regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The failure by us or 1 of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in any of the following enforcement actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;

●	unanticipated expenditures to address or defend such actions;

●	customer notifications or repair, replacement, refunds, recall, detention, or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying our requests for premarket approval of new products or modified products;

●	withdrawing PMA that have already been granted;

●	refusal to grant export approval for our products; or

●	criminal prosecution.

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

Our medical device and biologic products and operations are subject to extensive regulation by the FDA and various other federal, state, and foreign governmental authorities. Government regulation of medical devices and biologic products is meant to assure their safety and effectiveness, and includes regulation of, among other things:

●	design, development, and manufacturing;

●	testing, labeling, content, and language of instructions for use and storage;

●	clinical trials;

●	product safety;

●	marketing, sales, and distribution;

●	regulatory clearances and approvals including premarket clearance and approval;

●	conformity assessment procedures;

●	product traceability and record keeping procedures;

●	advertising and promotion;

●	product complaints, complaint reporting, recalls, and field safety corrective actions;

●	post-market surveillance, including reporting of deaths or serious injuries, and malfunctions that, if they were to recur, could lead to death or serious injury;

●	post-market studies; and

●	product import and export.

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

The FDA can delay, limit, or deny clearance or approval of a product for many reasons, including:

●	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;

●	the data from our preclinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

●	the manufacturing process or facilities we use may not meet applicable requirements.

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

Failure to comply with applicable laws and regulations could jeopardize our ability to sell our products and result in enforcement actions such as:

●	warning letters;

●	fines;

●	injunctions;

●	civil penalties;

●	termination of distribution;

●	recalls or seizures of products;

●	delays in the introduction of products into the market;

●	total or partial suspension of production;

●	refusal of the FDA or other regulators to grant future clearances or approvals;

●	withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products; and/or

●	in the most serious cases, criminal penalties.

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

Healthcare providers, physicians, and third party payers will play a primary role in the recommendation and use of our products and any other product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians, and third party payers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;

●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payers, including private insurers.

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

Risks Related to Investment in Our Securities

The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	the status, completion, and/or results of our clinical trials;

●	actual or anticipated variations in our operating results;

●	announcement of the commencement or completion of securities offerings by us;

●	announcements of developments by us or our competitors;

●	regulatory actions regarding our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

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

In the event that we fail to regain compliance or satisfy any of the listing requirements of the Nasdaq Capital Market, our common stock may be delisted. If our securities are delisted from trading on the Nasdaq Capital Market, and we are not able to list our securities on another exchange our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage

●	a limited ability to raise capital to continue to fund our operations by selling shares; and

●	a limited ability to acquire other companies or technologies by using our shares as consideration.

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

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

On August 7, 2020, our Board of Directors approved a special bonus program under which Dr. Richard Toselli, our Chief Executive Officer, and Mr. Richard Christopher, our Chief Financial Officer, are eligible to receive special bonuses of $166 thousand and $114 thousand, respectively (the “Special Bonuses”). The Special Bonuses are payable no later than January 15, 2021, provided that the employee remains an active employee through December 31, 2020. In the event the employee’s employment is terminated by us without cause prior to December 31, 2020, we will be obligated to pay the employee the Special Bonus on the payment date set forth above subject to the employee’s execution of a customary separation and release of claims agreement.

Additionally, on August 7, 2020, our Compensation Committee approved an increase in Mr. Christopher’s annual bonus target percentage from 35% to 40%.

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

3.7

Amended and Restated Bylaws of InVivo Therapeutics Holdings Corp, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2020.)

4.1	Form of Series C Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2020.)

4.2	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2020.)

10.1	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2020.)

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document + Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: August 11, 2020	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: August 11, 2020	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer