Form 10-Q
period 2020-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2020-11-06
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, 21,171,836 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	September 30,	December 31,
	2020	2019
ASSETS:
Current assets:
Cash and cash equivalents	$7,901	$6,602
Restricted cash	—	4
Prepaid expenses and other current assets	283	177
Total current assets	8,184	6,783
Property, equipment and leasehold improvements, net	83	73
Restricted cash - non current	110	110
Operating lease right-of-use assets	1,000	1,211
Prepaid clinical trial expenses	1,122	1,122
Other assets	13	26
Total assets	$10,512	$9,325
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$587	$942
Operating lease liabilities	318	294
Accrued expenses	962	1,427
Total current liabilities	1,867	2,663
Other liabilities	59	59
Operating lease liabilities - non current	779	1,020
Total liabilities	2,705	3,742
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 50,000,000 shares; 4,882,420 shares issued and outstanding, including 6,886 shares of unvested restricted stock, at September 30, 2020; 550,736 shares issued and outstanding, including 6,886 shares of unvested restricted stock, at December 31, 2019	2	2
Additional paid-in capital	233,847	224,741
Accumulated deficit	(226,042)	(219,160)
Total stockholders’ equity	7,807	5,583
Total liabilities and stockholders’ equity	$10,512	$9,325

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$1,040	$1,459	$3,031	$4,285
General and administrative	1,243	1,273	3,875	4,473
Total operating expenses	2,283	2,732	6,906	8,758
Operating loss	(2,283)	(2,732)	(6,906)	(8,758)
Other income / (expense):
Interest income / (expense), net	2	51	20	222
Other income	2	2	4	78
Other income / (expense), net	4	53	24	300
Net loss	$(2,279)	$(2,679)	$(6,882)	$(8,458)
Net loss per share, basic and diluted	$(0.47)	$(8.63)	$(2.00)	$(27.25)
Weighted average number of common shares outstanding, basic and diluted	4,875,534	310,398	3,440,419	310,375

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2020	4,882,420	$2	$233,791	$(223,763)	$10,030
Share-based compensation expense	—	—	56	—	56
Net loss	—	—	—	(2,279)	(2,279)
Balance as of September 30, 2020	4,882,420	$2	$233,847	$(226,042)	$7,807

	Three Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2019	310,414	$1	$223,576	$(213,109)	$10,468
Share-based compensation expense	—	—	68	—	68
Issuance of common stock upon vesting of restricted stock units	42	—	—	—	—
Issuance of restricted common stock	6,886	—	—	—	—
Net loss	—	—	—	(2,679)	(2,679)
Balance as of September 30, 2019	317,342	$1	$223,644	$(215,788)	$7,857

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	550,736	$2	$224,741	$(219,160)	$5,583
Share-based compensation expense	—	—	171	—	171
Issuance of common stock upon vesting of restricted stock units	50	—	—	—	—
Fractional shares issued due to 1 for 30 reverse stock split	7,692	—	—		—
Issuance of common stock and warrants in public offering	2,670,853	—	8,592	—	8,592
Issuance of common stock upon exercise of warrants	1,653,089	—	343	—	343
Net loss	—	—	—	(6,882)	(6,882)
Balance as of September 30, 2020	4,882,420	$2	$233,847	$(226,042)	$7,807

	Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	310,330	$1	$223,440	$(207,330)	$16,111
Share-based compensation expense	—	—	203	—	203
Issuance of common stock upon vesting of restricted stock units	90	—	—	—	—
Issuance of restricted common stock	6,886	—	—	—	—
Issuance of common stock under ESPP	36	—	1	—	1
Net loss	—	—	—	(8,458)	(8,458)
Balance at September 30, 2019	317,342	$1	$223,644	$(215,788)	$7,857

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,882)	$(8,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	44
Amortization of operating lease right-of-use assets	211	197
Share-based compensation expense	171	203
Non-cash interest expense	—	1
Changes in operating assets and liabilities:
Prepaid expenses	(106)	(72)
Accounts payable	(355)	6
Operating lease liability	(217)	(74)
Accrued expenses and other liabilities	(466)	(272)
Net cash used in operating activities	(7,612)	(8,425)
Cash flows from investing activities:
Purchases of property and equipment	(28)	—
Net cash used in investing activities	(28)	—
Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	—	1
Proceeds from exercise of warrants	343	—
Repayment of loan payable	—	(100)
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	8,592	—
Net cash provided by / (used in) financing activities	8,935	(99)
Increase / (decrease) in cash and cash equivalents and restricted cash	1,295	(8,524)
Cash, cash equivalents and restricted cash at beginning of period	6,716	16,774
Cash, cash equivalents and restricted cash at end of period	$8,011	$8,250
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Fair value of warrants issued in connection with the March and April 2020 Offerings	$5,907	$—
Cash paid for interest	$—	$1
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$—	$1,475

See notes to the unaudited consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At September 30, 2020, the Company had cash and cash equivalents of $7.9 million. Subsequent to the end of the quarter ended September 30, 2020, the Company completed a public offering of shares and warrants which generated gross proceeds of $15 million. Given the Company’s development plans, the Company estimates cash resources will be sufficient to fund its operations into the third quarter of 2022. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. The Company believes that it can be successful in obtaining additional capital; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The Company is aware that a significant number of its clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the COVID-19 outbreak, and as such, the COVID-19 outbreak has affected and may continue to affect the potential for enrollment in the Company’s INSPIRE 2.0 Study as clinical sites suspend studies in order to manage the pandemic. Aside from the impact on enrollment in the Company’s INSPIRE 2.0 Study, the Company did not experience any significant impact from the COVID-19 outbreak on its financial condition, liquidity, other operations, suppliers, industry, and workforce for the nine months ended September 30, 2020. Although all of our sites have resumed enrollment as of November 2, 2020, the full impact of the COVID-19 outbreak continues to evolve as of the date of filing this Quarterly Report on Form 10-Q. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment of the INSPIRE 2.0 Study. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce, although there remains significant uncertainty related to the public health situation globally. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the ultimate effects of the COVID-19 outbreak on its future results of operations, financial condition, or liquidity in the future. However, as the COVID-19 outbreak continues, it will likely continue to have an adverse effect on enrollment in the Company’s INSPIRE 2.0 Study, and may also have an adverse effect on the Company’s results of future operations, financial position, and liquidity, and even after the

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

COVID-19 outbreak has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future.

Going Concern

The Company’s consolidated financial statements as of September 30, 2020 were prepared under the assumption that the Company will continue as a going concern. At September 30, 2020, the Company had cash and cash equivalents of $7.9 million. Subsequent to the end of the quarter ended September 30, 2020, the company completed a public offering of shares and warrants which generated gross proceeds of $15 million. Given the Company’s development plans, the Company estimates cash resources will be sufficient to fund its operations into the third quarter of 2022.

The Company’s ability to continue as a going concern depends on its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The COVID-19 outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its unaudited consolidated financial statements, and it is likely that investors will lose all or part of their investment..

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

2020 Increase in Authorized Shares

On August 4, 2020, the Company held its 2020 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 16,666,667 to 50,000,000 shares.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on February 20, 2020. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2020 and its results of operations and cash flows for the interim periods presented, and are not necessarily indicative of

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

New Accounting Pronouncements Not Yet Adopted

In January 2020, the FASB issued ASU No. 2020-01 “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) —clarifying the interactions between Topic 321, Topic 323 and Topic 815 (a consensus of the emerging issues task force)”. The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. ASU No. 2020-

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

01 is effective for the Company beginning in fiscal 2022. The Company is currently in the process of evaluating the effects of this pronouncement on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity”, related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning in fiscal 2022. The Company is currently in the process of evaluating the effects of this pronouncement on its financial statements.

2.	CASH AND CASH EQUIVALENTS

At September 30, 2020 and December 31, 2019, cash equivalents were comprised of money market funds.

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

Cash and cash equivalents consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Cash	$(60)	$(15)
Money market funds	7,961	6,617
Total cash and cash equivalents	$7,901	$6,602

3.	RESTRICTED CASH

Restricted cash as of September 30, 2020 and December 31, 2019 was $110 thousand and $114 thousand, respectively. Restricted cash as of September 30, 2020 included a $50 thousand security deposit related to the Company’s credit card account and a $60 thousand standby letter of credit in favor of a landlord (see Note 5).

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$7,961	$—	$—	$7,961

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$6,617	$—	$—	$6,617

5.	COMMITMENTS AND CONTINGENCIES

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

present value of remaining lease payments, the Company elected to use an incremental borrowing rate based on the remaining lease term at transition.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (In thousands)	2020	2019	2020	2019
Operating lease cost	$91	$91	$273	$273
Short-term lease cost	2	9	15	21
Variable lease cost	32	39	108	39
Total lease cost	$125	$139	$396	$333

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$2	$9	$15	$21
Operating cash flows from operating leases	93	90	279	150
Total cash paid for leases	$95	$99	$294	$171
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$—	$—
Weighted-average remaining lease term - operating leases	3.1 Years	4.1 Years	3.1 Years	4.1 Years
Weighted-average discount rate - operating leases	7.0%	7.0%	7.0%	7.0%

Maturities of lease liabilities due under the Company’s Current Cambridge Lease as of September 30, 2020 is as follows:

Leases (In thousands)	As of September 30, 2020
2020 (excluding the 9 months ended September 30, 2020)	$96
2021	386
2022	398
2023	339
Total lease payments	1,219
Less: imputed interest	(122)
Present value of lease liabilities	$1,097

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

Leases (In thousands)	Classification	September 30, 2020	December 31, 2019
Assets
Lease asset, net	Operating	$1,000	$1,211
Total lease assets		$1,000	$1,211

Liabilities
Current	Operating	$318	$294
Non-Current	Operating	779	1,020
Total lease liabilities		$1,097	$1,314

Clinical Trial Commitments

The Company has engaged and executed contracts with clinical research organizations (“CROs”) to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of September 30, 2020, approximately $4.9 million remains to be paid on these contracts over the term of the clinical trials which are expected to be completed in November 2023. The costs may vary depending on actual pass-through expenses incurred to execute the trial. In the event the Company were to terminate the INSPIRE 2.0 trial, certain financial penalties would become payable to the CROs for costs to wind down the terminated trial.

6.        FIXED ASSETS

Property, equipment, and leasehold improvements, net consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Computer software and hardware	$28	$131
Research and lab equipment	520	520
Leasehold improvements	66	66
Property and equipment	614	717
Less accumulated depreciation	(531)	(644)
Property and equipment, net	$83	$73

Depreciation expense for the three and nine months ended September 30, 2020, was $5 thousand, and $19 thousand, respectively. Depreciation expense for the three and nine months ended September 30, 2019, was $9 thousand, and $31 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

During the three and nine months ended September 30, 2020 the Company wrote off $131 thousand of fully depreciated computer software and hardware assets that were no longer in use. The Company did not write off any assets during either of the three or nine months ended September 30, 2019.

7.        INTANGIBLE ASSETS

Intangible assets, included in “other assets,” consisted of patent licensing fees paid to license intellectual property. In July 2007, the Company entered into a worldwide exclusive license (the “BCH License”) for patents co-owned by BCH and MIT initially covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. During 2011, the BCH License was amended, and the Company obtained additional rights for use in the field of peripheral nerve injuries. The BCH License, as amended, has a 15‑year term, or as long as the life of the last expiring patent right thereunder, whichever is longer, unless terminated earlier by the licensor, under certain conditions as defined in the related license agreement. In connection with the BCH License, the Company paid an initial $75 thousand licensing fee and is required to pay certain annual maintenance fees, milestone payments and royalties. License fees are capitalized and the gross total at September 30, 2020 and December 31, 2019 was $200 thousand. The Company accounts for milestone

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

payments, maintenance fees and royalties when they become due and payable. During the three and nine months ended September 30, 2020 and 2019, the Company did not pay any milestone payments. The Company is amortizing the license fee as a research and development expense over the 15-year term of the license.

Intangible assets, net consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Patent licensing fee	$200	$200
Accumulated amortization	(187)	(174)
Intangible assets, net	$13	$26

Amortization expense during each of the three and nine months ended September 30, 2020 and 2019 was $4 thousand and $13 thousand, respectively.

8.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Compensation	$541	$1,040
Clinical	250	143
Legal	25	37
Other accrued expenses	146	207
Total accrued expenses	$962	$1,427

9.	LOAN PAYABLE

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

In October 2012, as part of the loan agreement, the Company issued MassDev a 7-year warrant for the purchase of 13 shares of the Company’s common stock with an exercise price of $4,980 per share. The fair value of the warrant was determined to be $32 thousand and was amortized through interest expense over the life of the note. The Company did not record any amortization expense during the three months ended September 30, 2019. For the nine months ended September 30, 2019 the Company recorded $1 thousand in amortization expense. This amortization expense was included in interest expense in the Company’s consolidated statements of operations. The Company did not record any amortization expense during the three and nine month periods ended September 30, 2020.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

The equipment line of credit was secured by substantially all the assets of the Company, excluding intellectual property. Interest expense related to this loan for the nine month period ended September 30, 2019 was $1 thousand. The Company did not record any interest expense during the three and nine month periods ended September 30, 2020.

10.	COMMON STOCK

In May 2018, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 4,000,000 to 25,000,000 shares of common stock (giving effect to a 1-for-25 reverse stock split effected on April 16, 2018 but not the 2020 Reverse Stock Split). In January 2020, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 500,000,000 (without giving effect to the 2020 Reverse Stock Split). On February 11, 2020, the Company effected the 2020 Reverse Stock Split and the number of shares of authorized common stock was reduced to 16,666,667. On August 4, 2020, the Company held the Annual Meeting. At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 16,666,667 to 50,000,000 shares. As of September 30, 2020, and December 31, 2019, 4,882,420 and 550,736 shares were issued and outstanding, respectively.

In April 2020, the Company entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 of common stock, at a purchase price per share of $1.75 (the "April 2020 Shares"). The April 2020 Shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, the Company also issued to the April 2020 Purchasers warrants (the "Series C Warrants") to purchase up to 1,715,240 shares of common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, the Company also issued to designees of H.C. Wainwright & Co., LLC (“Wainwright”), warrants to purchase an aggregate of 111,491 (“Wainwright April 2020 Placement Agent Warrants”) shares of the Company’s common stock which represents a number of shares of common stock equal to 6.50% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $2.6 million. The Company assessed whether the Series C Warrants, and the Wainwright April 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company concluded that the Series C Warrants and the Wainwright April 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the Series C warrants was estimated at $2.1 million, using a Black-Scholes model with the following assumptions: expected volatility of 115.84%, risk free interest rate of 0.40%, expected life of 5.5 years and no dividends. The fair value of the Wainwright April 2020 Placement Agent Warrants was estimated at $128 thousand, using a Black-Scholes model with the following assumptions: expected volatility of 116.14%, risk free interest rate of 0.36%, expected life of 5 years and no dividends. The Company did not issue any shares as a result of Series C warrant exercise activity during the three months ended September 30, 2020. During the nine months ended September 30, the Company issued an aggregate of 35,000 shares of common stock upon the exercise of certain of the 2020 Series C warrants for aggregate proceeds of $57 thousand.

In March 2020, the Company completed a registered public offering (the “March 2020 Offering”) in which it sold an aggregate of (i) 955,613 shares of common stock, (the “Shares”) at a combined public offering price of $2.75

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

per share and 2020 Series A Warrant (as defined below), (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of common stock at a combined public offering price of $2.74999 per share and 2020 Series A Warrant (the “2020 Series B Warrants”) and (iii) Series A Warrants exercisable for an aggregate of 2,545,455 shares of common stock (the “2020 Series A Warrants”). The Shares and the 2020 Series B Warrants were each offered together with the 2020 Series A Warrants, but the Shares and 2020 Series B Warrants were issued separately from the 2020 Series A Warrants. Each 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, the Company issued, to designees of Wainwright the placement agent for the March 2020 Offering, warrants (the “Wainwright March 2020 Placement Agent Warrants”) to purchase an aggregate of 165,455 shares of the Company’s common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and 2020 Series B Warrants sold in the March 2020 Offering. The Wainwright March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $6.0 million. The Company assessed whether the 2020 Series A Warrants, 2020 Series B Warrants and the Wainwright March 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company concluded that the 2020 Series A Warrants, 2020 Series B Warrants and the Wainwright March 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the 2020 Series A warrants and Wainwright March 2020 Placement Agent Warrants was estimated at $3.5 million and $218 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 115.22%, risk free interest rate of 0.63%, expected life of 5 years and no dividends. The 2020 Series B Warrants had an intrinsic value of approximately $4.4 million. The Company did not issue any shares as a result of pre-funded 2020 Series B warrants exercise activity during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company issued an aggregate of 1,577,114 shares of common stock upon the exercise of certain of the pre-funded 2020 Series B warrants for an immaterial amount.

In November 2019, the Company closed a public offering of an aggregate of 233,341 shares of its common stock, at an offering price of $3.60 per share (the offering, the “2019 Offering”). The net proceeds to the Company after deducting placement agent fees and other offering expenses, were $367 thousand. In connection with the 2019 Offering, the Company agreed to issue, and in January 2020 issued, to designees of Wainwright, the placement agent for the 2019 Offering, warrants (the “Placement Agent Warrants”) to purchase an aggregate of 15,168 shares of the Company’s common stock. The Placement Agent Warrants have an exercise price of $4.50 per share, are immediately exercisable and expire in November 2024. The Company assessed whether the Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the Placement Agent Warrants was estimated at $59 thousand using a Black-Scholes model with the following assumptions: expected volatility of 100.82%, risk free interest rate of 1.61%, expected life of 5 years and no dividends. During the three and nine months ended September 30, 2020, there was no exercise activity related to the Placement Agent Warrants.

In June 2018, the Company closed an underwritten public offering of an aggregate of 45,950 Common Units, at an offering price of $60.00 each, each comprised of 1 share of the Company’s common stock and 1 Series A warrant to purchase 1 share of common stock. The public offering also included 208,096 pre-funded units at an offering price of $59.70 each, each comprised of 1 pre-funded Series B Warrant, and 1 Series A warrant to purchase 1 share of common stock. Each Series A warrant has an exercise price of $60.00 per share, is exercisable immediately and expires 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.30 per share, was exercisable immediately and would have expired 20 years from the date of issuance. The net

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

proceeds to the Company, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. In September 2018, the Company entered into an Amendment to the Warrant Agency Agreement and Warrants (the “Ladenburg Warrant Amendment”) with Continental Stock Transfer & Trust Company (“Continental”) that amended the Warrant Agency Agreement, by and between the Company and Continental, as Warrant Agent, dated June 25, 2018, and the Series A common stock Purchase Warrant, and the Series B Pre-Funded common stock Purchase Warrant both dated June 25, 2018 (the Series A and Series B Warrant, collectively the “2018 Warrants”). The Ladenburg Warrant Amendment added a provision to each of the warrants that allowed the Company or a successor entity whose stock is not listed on a trading market to, in connection with a Fundamental Transaction (as such term is defined in the 2018 Warrants) that is not within the Company’s control, purchase the warrant from the holder, at the holder’s option, by paying the same form of consideration in the same proportion that is offered to the holders of the Company’s common stock in connection with the Fundamental Transaction, including cash, stock, any combination thereof and any choice of consideration thereof,  in an amount equal to the Black-Scholes Value of the remaining unexercised portion of the Warrant on the consummation date of the Fundamental Transaction. The 2018 Warrants were initially classified as liabilities, as a result of the amendment, the Company reassessed the warrant classification and concluded that the warrants qualified for equity classification. The fair value of the amended 2018 Warrants was re-measured immediately prior to the date of the Ladenburg Warrant Amendment with changes in fair value recorded as a loss of $764 thousand in the Company’s consolidated statement of operations and $14.7 million was reclassified to equity. In November 2019, the Company entered into a Second Amendment to Warrant Agency Agreement and Warrants, (“the Second Ladenburg Warrant Amendment”), by and between the Company and Continental, as Warrant Agent, that amended the Series A warrants to reflect a reduced exercise price per share of $6.98 from $60.00. The fair value of the amended Series A warrants was re-measured immediately prior to the date of the Second Ladenburg Warrant Amendment with changes in fair value recorded as incremental expense of $666 thousand in the Company’s consolidated statement of operations. The Company did not issue any shares as a result of either the Series A or Series B warrant exercise activity during the three months ended September 30, 2020. During the nine months ended September 30, 2020 the Company issued an aggregate of 40,975 shares of common stock upon the exercise of certain of the Series A warrants for aggregate proceeds of $286 thousand. The Company did not issue any shares as a result of Series B warrant exercise activity during the nine months ended September 30, 2020. The Company did not issue any shares as a result of either the Series A or Series B warrant exercise activity during the three and nine months ended September 30, 2019. There are no outstanding Series B warrants as of September 30, 2020.

In January 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which it had the right to sell up to $15 million, in shares of our common stock,,  to Lincoln Park over a 24 month period, subject to certain limitations and conditions set forth in the Purchase Agreement and RRA. On May 30, 2018, the Company’s stockholders approved to increase the issuance and sale by the Company to Lincoln Park, including the Company’s prior issuances and sales of shares of common stock to Lincoln Park since January 2018, of up to 40,000 shares of common stock. In accordance with the terms of the Purchase Agreement, at the time the Company signed the Purchase Agreement and the RRA, it issued 574 shares to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement and recorded $627 thousand in deferred offering costs of which the full amount was capitalized into additional paid-in capital in 2018. The Company did not sell any shares to Lincoln Park during the three and nine months ended September 30, 2019. In May 2019, the Company terminated the Purchase Agreement with Lincoln Park.

In May 2018, the Company’s Board of Directors approved to increase the number of shares of common stock reserved under the 401(k) Plan by 134 shares, bringing the aggregate number of shares of common stock eligible for distribution pursuant to the 401(k) Plan as of that date to 137 shares. In the second quarter of 2018 the Company revised its 401(k)-matching policy to move from share matching to cash-based matching. During the three and nine months ended September 30, 2019, the Company contributed $14 thousand and $45 thousand respectively, in cash as a matching contributions to employee 401(k) accounts. During the three and nine months ended September 30, 2020, the Company contributed $16 thousand and $51 thousand respectively, in cash as a matching contribution to employee 401(k) accounts.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

In January 2019, 36 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued under the Company’s Employee Stock Purchase Plan (the “ESPP”). During the three and nine months ended September 30, 2020, the Company did not issue any shares under the Company’s ESPP.

During the three months ended September 30, 2019, the Company issued an aggregate of 42 shares of common stock respectively, upon vesting of restricted stock units. During the nine months ended September 30, 2019, the Company issued an aggregate of 90 shares of common stock respectively, upon vesting of restricted stock units. During the nine months ended September 30, 2020, the Company issued an aggregate of 50 shares of common stock upon vesting of restricted stock units. The Company did not issue any shares as a result of the vesting of restricted stock units during the three months ended September 30, 2020.

During the nine months ended September 30, 2020, as part of the adjustment to reflect the 2020 Reverse Stock Split, the Company issued 7,692 shares of common stock to account for the fractional roundup of shareholders.

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. In March 2019, the Company’s Board approved, and recommended to the Company’s shareholders for approval, an amendment to the 2015 Plan (the “2015 Plan Amendment”), and on January 21, 2020, the Company’ shareholders subsequently approved the 2015 Plan Amendment. The 2015 Plan Amendment increased the maximum number of shares reserved for issuance under the 2015 Plan by 26,667 shares to a total of 32,000 shares. In June 2020, the Company’s Board approved, and recommended to the Company’s shareholders for approval, another amendment to the 2015 Plan to increase the number of shares available for issuance by 400,000 shares, and on August 4, 2020, the Company’ shareholders subsequently approved that amendment. As of September 30, 2020, the total number of shares available to be issued under the 2015 Plan was 426,670 shares, consisting of (i) 5,333 shares initially authorized under the 2015 Plan shares , (ii) the shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan, (iii) the 26,667 shares approved for increase during the January 2020 shareholders meeting and, (iv) the 400,000 shares approved for increase during the Annual Meeting.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved the ESPP. The ESPP allows employees to buy company stock twice per year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 250 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of common stock on such date, (ii) 67 shares or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 1,667 shares. As of both September 30, 2020 and December 31, 2019, there were 264 shares reserved for issuance under the ESPP.

In January 2019, 36 shares that were purchased in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued under the ESPP. The ESPP is considered a compensatory plan with the related compensation cost recognized over each 6 month offering period. None of the Company’s employees participated in the ESPP plan in the current offering period and consequently no compensation expense was recorded during the nine month period ended September 30, 2020.

Stock-based compensation

For the three month periods ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense of $56 thousand and $68 thousand, respectively. For the nine month periods ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense of $171 thousand and $203 thousand, respectively. Stock-based compensation recognized was classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Research and development	$12	$26	$39	$76
General and administrative	44	42	132	127
Total	$56	$68	$171	$203

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

The Company grants RSUs and restricted stock awards (“RSAs”), collectively referred to as restricted securities under its the 2015 Equity Incentive Plan. These restricted securities generally vest over a three-year period, contingent on the recipient’s continued employment. Prior to vesting, all RSAs have the right to vote and receive dividends under the 2015 Equity Incentive Plan; however, the Company’s form of Restricted Stock Agreement provides that the payment of dividends on unvested RSAs shall be deferred until such time as the shares vest. The grant date fair value of these awards is based on the fair market value of our common stock on the date of grant.

The Company did not grant any awards during the three and nine months ended September 30, 2020. The assumptions used principally in determining the fair value of options granted during the three and nine months ended September 30, 2019 were as follows:

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

September 30,
2019
Risk-free interest rate	2.55%
Expected dividend yield	0%
Expected term (employee grants)	6 Years
Expected volatility	105%

Stock options

A summary of option activity as of September 30, 2020 and changes for the nine month period then ended are presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2019	4,187	$1,077.78	8.17	$—
Granted	—	$—
Expired	—	$—
Cancelled/Forfeited	—	$—
Outstanding at September 30, 2020	4,187	$1,077.78	7.40	—
Vested and Exercisable at September 30, 2020	2,093	$2,023.75	6.58	—

The total fair value of options that vested in the three months ended September 30, 2020 and 2019 was $24 thousand and $34 thousand, respectively. The total fair value of options that vested in the nine months ended September 30, 2020 and 2019 was $104 thousand and $103 thousand, respectively. For the three month periods ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense of $31 thousand and $42 thousand, respectively related to stock options. For the nine month periods ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense of $95 thousand and $126 thousand, respectively related to stock options. As of September 30, 2020, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $85 thousand and is estimated to be recognized over a period of 1 year.

Restricted Securities

The following table summarizes the restricted securities activity under the 2015 Plan during the nine month period ended September 30, 2020:

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2019	7,086	$33.78
Granted	—	$—
Vested	(50)	$660.00
Unvested balance at September 30, 2020	7,036	$29.34

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

For the three month periods ended September 30, 2020, and 2019, the Company recorded stock-based compensation expense of $26 thousand and $26 thousand, respectively, related to the time-based restricted securities. For the nine month periods ended September 30, 2020, and 2019, the Company recorded stock-based compensation expense of $76 thousand and $77 thousand, respectively, related to the time-based restricted securities. As of September 30, 2020, total unrecognized compensation expense related to non-vested restricted securities amounted to $151 thousand which the Company expects to recognize over a remaining weighted-average of 1.57 years. All the restricted securities that remain unvested and outstanding at September 30, 2020 are subject to time-based vesting.

12.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at September 30, 2020:

			Number of	Exercise Price
Year Issued	Defined Name	Classification	Warrants	as of September 30, 2020	Date of Expiration
2014	2014 Warrants	Equity	11	$352.50	5/9/2021
2016	2016 Warrants	Equity	2,865	$7,500.00	3/18/2021
2018	2018 Series A Warrants	Equity	211,921	$6.98	6/25/2023
2019	Placement Agent Warrants	Equity	15,168	$4.50	11/21/2024
2020	2020 Series A Warrants	Equity	2,545,455	$2.75	3/10/2025
2020	Wainwright March 2020 Placement Agent Warrants	Equity	165,455	$3.4375	3/5/2025
2020	2020 Series B Warrants	Equity	12,728	$0.00001	Until Fully Exercised
2020	2020 Series C Warrants	Equity	1,680,240	$1.62	10/17/2025
2020	Wainwright April 2020 Placement Agent Warrants	Equity	111,491	$2.1875	4/15/2025
Total			4,745,334
Weighted average exercise price				$7.08
Weighted average life in years					4.58

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2020 (Unaudited)

(Continued)

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

For the nine month periods ended September 30, 2020 and 2019, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	September 30,
	2020	2019
Warrants	4,745,334	255,781
Stock options	4,187	4,187
Unvested RSUs	150	251
Unvested RSAs	6,886	6,886
Total potentially dilutive securities	4,756,557	267,105

14.     SUBSEQUENT EVENTS

In October 2020, the Company completed a registered public offering (the “October 2020 Offering”) in which it sold an aggregate of (i) 11,785,000 shares of common stock, $0.00001 par value per share, of the Company (the “October 2020 Shares”), (ii) Series B prefunded warrants (the “October 2020 Series B Prefunded Warrants”) exercisable for an aggregate of 6,965,000 shares of common stock and (iii) Series A Warrants (the “October 2020 Series A Warrants”) exercisable for an aggregate of 18,750,000 shares of common stock. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable upon issuance and expires in October 2025. Each 2020 Series B Prefunded Warrant has an exercise price of $0.00001 per share, is exercisable upon issuance, and expires when exercised in full, subject to certain conditions. The gross proceeds to the Company from the October 2020 Offering were $15 million.

In connection with the October 2020 Offering, the Company issued, to designees of Wainwright, the placement agent for the October 2020 Offering, warrants (the “Wainwright October 2020 Placement Agent Warrants”) to purchase an aggregate of 1,218,750 shares of the Company’s common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of the October 2020 Shares and October 2020 Series B Warrants sold in the October 2020 Offering. The Wainwright October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are exercisable upon issuance, and expire in October 2025.

Through November 2, 2020 the Company issued an aggregate of 4,505,000 shares of common stock upon the exercise of certain of the October 2020 Series B Prefunded Warrants for an immaterial amount.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved Investigational Device Exemption, or IDE, in the INSPIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.” The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI. The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the 2 study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy. The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. As of November 4, 2020, eight patients in the INSPIRE 2.0 Study have been enrolled and 18 sites are activated for enrollment. Of those 18 sites, 17 sites are able to enroll patients as of November 4, 2020. We estimate that enrollment in the INSPIRE 2.0 Study will be complete in the second quarter of 2021, with the final patient enrolled in the INSPIRE 2.0 study reaching their six-month primary endpoint visit in the fourth quarter of 2021.

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

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold implant. The HDE modular shell is comprised of 3 modules: a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews each module, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of all 3 modules, which constitutes the complete HDE submission, the FDA makes a filing decision that may trigger the review clock for an approval decision. We submitted the first module in March 2017 and received feedback in June 2017. We submitted an updated first module in the fourth quarter of 2019 and received feedback in September 2020. We expect to submit another updated module in the first quarter of 2021. The HDE submission will not be complete until the manufacturing and clinical modules are also submitted.

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China, or the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. We are aware that a significant number of our clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the COVID-19 outbreak, and as such, the COVID-19 outbreak has affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study as clinical sites suspend studies in order to manage the pandemic. Aside from the impact on enrollment in our INSPIRE 2.0 Study, we did not experience any significant impact from the COVID-19 outbreak on our financial condition, liquidity, other operations, suppliers, industry, and workforce for the nine months ended September 30, 2020. Although all of our sites have resumed enrollment as of November 2, 2020, the full impact of the COVID-19 outbreak continues to evolve as of the date of filing this Quarterly Report on Form 10-Q. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. We are actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce, although there remains significant uncertainty related to the public health situation globally. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the ultimate effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity in the future. However, as the COVID-19 outbreak continues, it will likely continue to have an adverse effect on enrollment in our INSPIRE 2.0 Study, and may also have an adverse effect on our results of future operations, financial position, and liquidity, and even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended September 30, 2020 were $1.0 million, a decrease of $419 thousand compared to the three months ended September 30, 2019. The decrease in research and development expenses for the three months ended September 30, 2020 is attributable to decreases in clinical trial costs of $215 thousand, scaffold manufacturing costs of $108 thousand, legal costs of $75 thousand and other net immaterial balances of $21 thousand.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended September 30, 2020 were $1.2 million, a decrease of $30 thousand compared to the three months ended September 30, 2019. The decrease in general and administrative expenses for the three months ended September 30, 2020 is attributable primarily to decreases in compensation related expenses of $24 thousand, legal costs of $30 thousand and other net immaterial balances of $24 thousand. These decreases were offset primarily by increases in recruiting costs and investor relations costs of $25 thousand and $23 thousand respectively.

Other Income and Expense

Other income for the three months ended September 30, 2020 was $4 thousand, which was comprised of interest income of $2 thousand and other income of $2 thousand. Other income for the three months ended September 30, 2019 was $53 thousand, which was comprised of other income of $2 thousand and interest income of $51 thousand.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the nine months ended September 30, 2020 were $3.0 million, a decrease of $1.3 million compared to the nine months ended September 30, 2019. The decrease in research and development expenses for the nine months ended September 30, 2020 is attributable primarily due to decreases in compensation related expenses of $289 thousand, scaffold manufacturing costs of $120 thousand, and clinical trial costs of $854 thousand. These decreases were partially offset by increases in other net immaterial balances of $9 thousand.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the nine months ended September 30, 2020 were $3.9 million, a decrease of $598 thousand compared to the nine months ended September 30, 2019. The decrease in general and administrative expenses for the nine months ended September 30, 2020 is attributable to decreases in consulting costs of $358 thousand, compensation related expenses of $340 thousand and other net immaterial balances of $42 thousand. These decreases were partially offset by an increase in investor relations expenses of $142 thousand.

Other Income and Expense

Other income for the nine months ended September 30, 2020 was $24 thousand, which was comprised primarily of interest income. Other income for the nine months ended September 30, 2019 was $300 thousand, which was comprised of interest income of $222 thousand and other income of $78 thousand.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At September 30, 2020, our accumulated deficit was $226.0 million. Since our inception, we have historically financed our operations primarily through the sale of equity-related securities.

At September 30, 2020, we had total assets of $10.5 million, total liabilities of $2.7 million, and total stockholders’ equity of $7.8 million. During the nine months ended September 30, 2020, we recorded a net loss of $6.9 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We believe that our cash and cash equivalents at September 30, 2020 plus the proceeds from our October 2020 Offering described in more detail below, will provide necessary funding to fund operations into the third quarter of 2022. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additionally, the COVID-19 outbreak could have a continued adverse impact on economic and market conditions and extend the period of global economic slowdown, which would impair our ability to raise needed funds.

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

Financings Transactions

In October 2020, we completed the October 2020 Offering in which we sold an aggregate of (i) 11,785,000 October 2020 Shares, (ii) October 2020 Series B Prefunded Warrants exercisable for an aggregate of 6,965,000 shares of common stock and (iii) October 2020 Series A Warrants exercisable for an aggregate of 18,750,000 shares of common stock. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable upon issuance and expires in October 2025. Each 2020 Series B Prefunded Warrant has an exercise price of $0.00001 per share, is exercisable upon issuance, and expires when exercised in full, subject to certain conditions. In connection with the October 2020 Offering, we issued, to Wainwright, the placement agent for the October 2020 Offering, the Wainwright October 2020 Placement Agent Warrants to purchase an aggregate of 1,218,750 shares of the Company’s common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of October 2020 Shares and October 2020 Series B Warrants sold in the October 2020 Offering. The Wainwright October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are exercisable upon issuance, and expire in October 2025. The gross proceeds to us from the October 2020 Offering were $15 million. Through November 2, 2020 we issued an aggregate of 4,505,000 shares of common stock upon the exercise of certain of the October 2020 Series B Prefunded Warrants for an immaterial amount.

On April 15, 2020, we entered into a securities purchase agreement, or the April 2020 Purchase Agreement, with certain institutional investors, or the April 2020 Purchasers, pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 of common stock, at a purchase price per share of $1.75, or the April 2020 Shares, for net proceeds to us of approximately $2.6 million, after deducting fees payable to Wainwright, the placement agent for the offering, and other offering expenses payable by us, or the April 2020 Registered Offering. The April 2020 Shares were offered pursuant to a shelf registration statement on Form S-3, which was declared effective by SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, we also issued to the April 2020 Purchasers warrants (the "Series C Warrants") to purchase up to 1,715,240 shares of common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, we also issued to designees of Wainwright, warrants to purchase an aggregate of 111,491 shares of our common stock, which represents a number of shares of common stock equal to 6.50% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. We did not issue any shares as a result of Series C warrant exercise activity during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we issued an aggregate of 35,000 shares of common stock upon the exercise of certain of the Series C Warrants for aggregate proceeds of $57 thousand.

In March 2020, we completed a registered public offering, or the March 2020 Offering, in which we sold an aggregate of (i) 955,613 shares of common stock, or the Shares, at a combined public offering price of $2.75 per share and 2020 Series A Warrant (as defined below), (ii) 2020 Series B Warrants exercisable for an aggregate of 1,589,842 shares of common stock at a combined public offering price of $2.74999 per share and 2020 Series A Warrant and (iii) 2020 Series A Warrants exercisable for an aggregate of 2,545,455 shares of common stock. The Shares and the 2020 Series B Warrants were each offered together with the 2020 Series A Warrants, but the Shares and 2020 Series B Warrants were issued separately from the Series A Warrants. Each 2020 Series A warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each 2020 Series B warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, we issued Wainwright, the placement agent for the March 2020 Offering, the Wainwright March 2020 Placement Agent Warrants to purchase an aggregate of 165,455 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and 2020 Series B Warrants sold in the March 2020 Offering. The Wainwright March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $6.0 million. We did not issue any shares as a result of pre-funded 2020 Series B warrants exercise activity during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we issued an aggregate of 1,577,114 shares of common stock upon the exercise of certain of the pre-funded 2020 Series B warrants for an immaterial amount.

In November 2019, we closed a public offering of an aggregate of 233,341 shares of our common stock, at an offering price of $3.60 per share (the offering, the “2019 Offering”). The net proceeds to us after deducting the placement agent fees and other offering expenses, were $367 thousand. In connection with the 2019 Offering, we issued to designees of Wainwright, the placement agent for the 2019 Offering, warrants, or the “Placement Agent Warrants”, to purchase an aggregate of 15,168 shares of our common stock. The Placement Agent Warrants have an exercise price of $4.50 per share, are immediately exercisable and expire in November 2024. During the three and nine months ended September 30, 2020, there was no exercise activity related to the Placement Agent Warrants.

In June 2018, we closed an underwritten public offering of an aggregate of 45,950 Common Units, at an offering price of $60.00 each, each comprised of 1 share of our common stock, and 1 Series A warrant to purchase 1 share of common stock. The public offering also included 208,096 pre-funded units at an offering price of $59.70 each, each comprised of 1 pre-funded Series B Warrant and 1 Series A warrant to purchase 1 share of common stock. Each Series A warrant had an exercise price of $60.00 per share, was exercisable immediately from the date of issuance and expired 5 years from the date of issuance. Each Series B warrant had an exercise price of $0.30 per share, was exercisable immediately and would have expired 20 years from the date of issuance. The net proceeds to us, after deducting the underwriting discounts and commissions and other offering expenses, were $13.5 million. We did not issue any shares as a result of either Series A or Series B warrant exercise activity during the three months ended September 30, 2020. We did not issue any shares as a result of Series B warrant exercise activity during the nine months ended September 30, 2020. During the nine months ended September 30, 2020 we issued an aggregate of 40,975 shares of common stock upon the exercise of certain of the Series A warrants for aggregate proceeds of $286 thousand. There are no outstanding Series B warrants as of September 30, 2020. We did not issue any shares as a result of either Series A or Series B warrant exercise activity during the three and nine months ended September 30, 2019.

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

Cashflows

Net cash used in operating activities was $7.6 million for the nine months ended September 30, 2020, reflecting a net loss of $6.9 million and a net change of $1.1 million in our net operating assets and liabilities, partially offset by non-cash charges of $414 thousand. The non-cash charges primarily consist of stock compensation expense of $171 thousand, amortization of operating lease right-of-use assets of $211 thousand and depreciation and amortization expense of $32 thousand. The change in our net operating assets and liabilities was primarily due to decreases in accrued expenses and other liabilities of $466 thousand, accounts payable of $355 thousand, operating lease liability of $217 thousand and an increase in prepaid expenses and other current assets of $106 thousand.

Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2019, reflecting a net loss of $8.5 million and a net change of $412 thousand in our net operating assets and liabilities, partially offset by non-cash charges of $445 thousand. The non-cash charges primarily consist of stock compensation expense of $203 thousand, amortization of operating lease right-of-use assets of $197 thousand and depreciation and amortization expense of $44 thousand. The change in our net operating assets and liabilities was primarily due to decreases in accrued expenses and other liabilities of $272 thousand, operating lease liability of $74 thousand and an increase in prepaid expenses and other current assets of $72 thousand.

The $813 thousand decrease in cash used in operating activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily due to a decrease in research and development expenses and general and administrative expenses.

Net cash used in investing activities for the nine months ended September 30, 2020 was $28 thousand related to the purchase of computer equipment. The Company did not generate or use cash in investing activities during the nine months ended September 30, 2019.

Net cash generated by financing activities for the nine months ended September 30, 2020, was $8.9 million consisting of $8.6 million in proceeds from the issuance of common stock associated with the Offerings in 2020 and $343 thousand in proceeds from the exercise of warrants. This compares to net cash used by financing activities of $99 thousand for the nine months ended September 30, 2019 consisting primarily $100 thousand in loan repayments and offset by employee stock purchase plan issuances of $1 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of September 30, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2020, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

The COVID-19 outbreak, which began in late 2019 and has had impacts worldwide, has delayed and may continue to delay our ability to complete our ongoing INSPIRE 2.0 clinical trial or delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 outbreak, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our clinical research organizations, as well as clinical trial sites, have faced disruptions related to the INSPIRE 2.0 clinical trial arising from suspension of activity at numerous clinical trial sites due to hospital staff shortages or state or city ‘‘stay at home’’ or ‘‘shelter in place’’ orders, delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. Specifically, we are aware that a significant number of our clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. Although all of our sites have resumed enrollment as of November 2, 2020, the full impact of the COVID-19 outbreak continues to evolve as of the date of filing this Quarterly Report on Form 10-Q. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. Additionally, the response to the COVID-19 outbreak may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. Any of these factors could continue to adversely impact our ability to enroll, or delay enrollment in, the INSPIRE 2.0 clinical trial. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 outbreak will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need additional funding before achieving potential profitability. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely.

We do not have sufficient cash resources to continue our business operations beyond the third quarter of 2022. We anticipate that our current cash resources will be sufficient to complete clinical development of our Neuro-Spinal Scaffold implant, including submission of the HDE application to the FDA, but that our current resources will not be sufficient to bridge us to potential profitability of the Neuro-Spinal Scaffold, if achieved. We expect that our expenses will increase in connection with our ongoing activities, particularly as we conduct our INSPIRE 2.0 Study, and as we seek regulatory approval for our Neuro-Spinal Scaffold implant. If we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain additional funding in connection with our continuing operations.

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

Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated February 20, 2020 included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020. Since the date of that report, the Company has completed three financing transactions which generated total gross proceeds of $25 million, including a public offering of shares and warrants in October 2020 which generated gross proceeds of $15 million. Given the Company’s development plans, the Company estimates cash resources will be sufficient to fund its operations into the third quarter of 2022. If we are not successful in raising additional capital, we may not be able to continue as a going concern.

We have a limited operating history and have incurred significant losses since our inception.

We have incurred net losses each year since our inception, including net losses of $6.9 million for the nine months ended September 30, 2020, and net losses of $11.8 million for the year ended December 31, 2019 and $23.4 million for the year ended December 31, 2018. As of September 30, 2020, we had an accumulated deficit of $226.0 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of September 30, 2020, we have not performed a Section 382 study, but we will complete an appropriate analysis before our tax attributes are utilized.

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

The 21st Century Cures Act increased the upper population limit for an HDE from 4,000 to 8,000, which allows us to potentially request an expansion of our current Humanitarian Use Device, or HUD to include additional patient populations beyond our current HUD for complete SCI. If we choose to pursue such an expansion, this may cause our application to be delayed or cause the FDA to request additional information. In addition, our current study is not designed to support approval beyond complete SCI. Thus, expansion would require additional studies. We cannot be certain that we will be able to increase the potential population that we might be able to treat based on the HDE pathway. If any of these events occur, our business and financial condition will be adversely affected.

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

The government and regulatory authorities in the United States, the European Union, and other markets in which we plan to commercialize our product candidates may propose and adopt new legislation and regulatory requirements relating to the approval, Conformité Européenne (CE) or European Union marking, manufacturing, promotion, or reimbursement of medical device and biologic products. It is impossible to predict whether legislative changes will be enacted or applicable regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be. Such legislation or regulatory requirements, or the failure to comply with such, could adversely impact our operations and could have a material adverse effect on our business, financial condition, and results of operations.

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

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, we have received deficiency letters due to the failure to maintain the minimum bid price and the failure to meet stockholder equity requirements, including the deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market letter we received on July 17, 2019 notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On January 10, 2020, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), the Company provided written notice to Nasdaq of its intention to cure the deficiency, and on January 14, 2020, in accordance with Nasdaq Listing Rule 5810(c)(2)(B), we were provided an additional 180 calendar day compliance period, or until July 13, 2020, to regain compliance with the bid price requirement. On February 11, 2020, to address the 2019 July deficiency letter, we implemented a 1-for-30 reverse stock split of our common stock and a proportionate reduction in our authorized common stock. On February 28, 2020, we received a letter (the “Compliance Letter”) from the Listing Qualifications department of Nasdaq notifying us that we have regained compliance with the Minimum Bid Price Requirement, and therefore, Nasdaq considered the matter closed. However, there can be no assurance that we will maintain compliance with the bid price requirement, or that we will continue to be in compliance with the other continued listing requirements of the Nasdaq Capital Market. Since October 22, 2020, our common stock has maintained a minimum closing bid price below $1.00 per share. If the bid price for our common stock remains below $1.00 for 30 consecutive business days, we will again be provided with a 180-day period to regain compliance in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

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

3.7

Certificate of Amendment to Articles of Incorporation of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC August 5, 2020).

3.8

Amended and Restated Bylaws of InVivo Therapeutics Holdings Corp, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2020.)

10.1

InVivo Therapeutics Holdings Corp. 2015 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC August 5, 2020).

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: November 6, 2020	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: November 6, 2020	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer