Form 10-K
period 2020-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2021-03-01
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-37350

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻   No ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,671,905 based on a per share price of $1.58, which was the closing price of the registrant’s Common Stock on the Nasdaq Capital Market on June 30, 2020.

As of February 25, 2021, the number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 34,184,071.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INVIVO THERAPEUTICS HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Form 10-K, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold™; our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; and other factors detailed under “Risk Factors” in Part I, Item 1A of this Form 10-K. These forward looking statements are only predictions, are uncertain, and involve substantial known and unknown risks, uncertainties, and other factors which may cause our actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward looking statements. Such factors include, among others, the following:

●	our limited operating history and history of net losses;

●	our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern;

●	the length and impact of the ongoing COVID-19 pandemic;

●	our ability to complete the INSPIRE 2.0 Study to support our existing Humanitarian Device Exemption, or HDE, application;

●	our ability to execute our strategy and business plan;

●	our ability to obtain regulatory approvals for our current and future product candidates, including our Neuro-Spinal Scaffold implant;

●	our ability to successfully commercialize our current and future product candidates, including our Neuro-Spinal Scaffold implant;

●	the progress and timing of our current and future development programs;

●	our ability to successfully open, enroll and complete clinical trials and obtain and maintain regulatory approval of our current and future product candidates;

●	our ability to protect and maintain our intellectual property and licensing arrangements;

●	our reliance on third parties to conduct testing and clinical trials;

●	market acceptance and adoption of our current and future technology and products;

●	our ability to promote, manufacture and sell our current and future products, either directly or through collaborative and other arrangements with third parties; and

●	our ability to attract and retain key personnel.

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

As used herein, “we,” “us,” “our,” or the “Company” means InVivo Therapeutics Holdings Corp., together with our wholly owned subsidiary InVivo Therapeutics Corporation, unless otherwise noted.

Risk Factor Summary

●	The COVID-19 pandemic has delayed and may continue to delay our ability to complete our ongoing INSPIRE 2.0 clinical trial or may delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

●	We have found it difficult and may continue to find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates, and due to such enrollment delays, we may need to make a determination as to the next steps for our clinical program that could significantly impact our future operations and financial position.

●	We will need additional funding before achieving potential profitability. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely.

●	We anticipate that we will continue to incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

●	We are wholly dependent on the success of one product candidate, the Neuro-Spinal Scaffold implant. Even if we are able to complete clinical development and obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, our Neuro-Spinal Scaffold implant.

●	If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products will be adversely impacted.

●	We will depend upon strategic relationships to develop, exploit, and manufacture our products. If these relationships are not successful, we may not be able to capitalize on the market potential of these products.

●	Our success depends on our ability to retain our management and other key personnel.

●	We may face, and in the past have faced, lawsuits, which could divert management’s attention and harm our business.

●	The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved Investigational Device Exemption, or IDE in the INSPIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.” The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI. The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the 2 study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy. The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. As of February 25, 2021, 11 patients have been enrolled in the INSPIRE 2.0 Study and 18 sites are activated for enrollment. As of February 25, 2021, 17 of the 18 clinical sites are open for enrollment, and 1 clinical site is currently not open for enrollment due to reasons unrelated to the COVID-19 pandemic. We have found the enrollment rates for the INSPIRE 2.0 study to be variable and inconsistent. For example, the 3 most recent patients enrolled into the study were enrolled over the course of four weeks between early December 2020 and early January 2021. Given the recent unpredictable enrollment patterns, we are unable at this time to estimate when enrollment for the study may be complete. We aim to continue to provide quarterly updates regarding the number of patients enrolled into the study.

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

Our Neuro-Spinal Scaffold was previously studied in The INSPIRE Study: the “InVivo Study of Probable Benefit of the Neuro- Spinal Scaffold for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury,” under an IDE application for the treatment of neurologically complete thoracic traumatic acute SCI. Although The INSPIRE Study was structured with an Objective Performance Criterion, or OPC, as the primary component for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing a future HDE application. Similarly, while our INSPIRE 2.0 Study is structured with a definition of study success requiring a minimum difference between study arms in the proportion of subjects achieving improvement, that success definition is not the only factor that the FDA would evaluate in the future HDE application. Approval is not guaranteed if the OPC is met for The INSPIRE Study or the definition of study success is met for the INSPIRE 2.0 Study, and even if the OPC or definition of study success are not met, the FDA may approve a medical device if probable benefit is supported by a comprehensive review of all clinical endpoints and preclinical results, as demonstrated by the sponsor’s body of evidence. We cannot be certain what additional information or studies will be required by the FDA to approve our HDE submission.

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

Impact of COVID-19 Pandemic

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China, or the COVID-19 pandemic, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 pandemic as a pandemic, based on the rapid increase in exposure globally. Although all our clinical sites except one are currently enrolling patients, we are aware that a significant number of our clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the COVID-19 pandemic. As such, the COVID-19 pandemic has affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study as clinical sites suspend studies in order to manage the pandemic. Aside from the impact on enrollment in our INSPIRE 2.0 Study, we did not experience any significant impact from the COVID-19 pandemic on our financial condition, liquidity, other operations, suppliers, industry, and workforce during the year ended December 31, 2020. As of February 25, 2021, we have 17 clinical sites open for enrollment and 1 clinical site that is currently not open for enrollment due to reasons unrelated to the COVID-19 pandemic. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Annual Report on Form 10-K, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. We are actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce, although there remains significant uncertainty related to the public health situation globally. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the ultimate effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it will likely continue to have an adverse effect on enrollment in our INSPIRE 2.0 Study, and may also have an adverse effect on our results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

We hold an exclusive worldwide license to a broad suite of patents co-owned by BCH and MIT covering the use of a wide range of polymers to treat SCI, and to promote the survival and proliferation of human stem cells in the spinal cord, or the BCH License. Issued patents and pending patent applications licensed under the BCH License cover the technology underlying our Neuro- Spinal Scaffold implant and the use of a wide range of biomaterial scaffolding for treating SCI by itself or in combination with drugs, growth factors, or human stem cells. The BCH License covers 6 issued United States patents and 19 issued international patents expiring between 2021 and 2027.

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

●	product design and development;

●	product testing;

●	product manufacturing;

●	product labeling;

●	product storage;

●	premarket clearance, approval, or CE marking of products;

●	advertising and promotion;

●	product marketing, sales, and distribution; and

●	post-market surveillance reporting, including reporting of death or serious injuries.

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

The FDA has broad premarket, post-market, and regulatory enforcement powers. As with medical devices, manufacturers of biologics and combination products are subject to unannounced inspections by the FDA to determine compliance with applicable regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Failure by manufacturers or their suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities. Potential FDA enforcement actions include:

●	warning letters, fines, injunctions, consent decrees, and civil penalties;

●	unanticipated expenditures to address or defend such actions;

●	customer notifications for repair, replacement, or refunds;

●	recall, detention, or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying our requests for 510(k) clearance on HDE or premarket approval applications, or PMA, of new products or modified products;

●	operating restrictions;

●	withdrawing 510(k) clearances on HDE or PMA approvals that have already been granted;

●	refusal to grant export approval for our products; or

●	criminal prosecution.

FDA Regulation—Medical Device Products

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires one of the following: (i) approval of a de-novo classification petition; (ii) clearance under a 510(k) premarket notification; (iii) approval under a PMA application; or (iv) approval under an HDE. During public health emergencies, FDA also may grant emergency use authorizations to allow commercial distribution of devices intended to address the public health emergency. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturing and regulatory control needed to ensure its safety and effectiveness.

Class I devices include those with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s “general controls” for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events and malfunctions through the submission of Medical Device Reports, or MDRs, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I or low risk devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are moderate risk devices subject to the FDA’s general controls, and any other “special controls” deemed necessary by the FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process, though certain Class II devices are exempt from this premarket review process. When required, the manufacturer must submit to the FDA a premarket notification, or 510(k), submission demonstrating that the device is “substantially equivalent” to a legally marketed predicate device, which in some cases may require submission of clinical data. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous premarket approval requirements.

Class III devices include devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and devices deemed not substantially equivalent to a predicate device following a 510(k) submission. The safety and effectiveness of Class III devices cannot be reasonably assured solely by general or special controls. Submission and FDA approval of a PMA application is required before marketing of a Class III device can proceed. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is reasonably safe and effective for its intended use and must be supported by extensive data, typically including data from preclinical studies and clinical trials. A Class III device may qualify for FDA approval to be distributed under an HDE rather than a PMA. HDEs are very similar to PMAs but are not required to demonstrate a reasonable assurance of effectiveness. Rather HDE applications require demonstration of “probable benefit.” Devices marketed under an HDE must also first be designated as a HUD. Our Neuro-Spinal Scaffold implant is a Class III device, and we are initially seeking HDE approval. Following our receipt of HDE approval, we intend to pursue a PMA for our Neuro-Spinal Scaffold for use in a broader patient population.

Premarket Approval Pathway

Class III devices that do not qualify as HUDs require a PMA before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. In addition, HDE approved Class III devices require a PMA if the manufacturer desires to expand indications for use or patient populations, or to otherwise treat more than 8000 patients per year and avoid the other limitations imposed on HDE approved devices. The PMA process is more demanding than the HDE and 510(k) processes. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. In some cases, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA devices are also subject to the payment of user fees.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which may affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

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

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

●	Quality System Regulation or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved indications or other off-label uses;

●	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of 1 of our cleared devices;

●	approval of product modifications that affect the safety or effectiveness of 1 of our approved devices;

●	medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

●	post-approval restrictions or conditions, including post-approval study commitments;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

●	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

●	regulations pertaining to voluntary recalls; and

●	notices of corrections or removals.

Class III devices that obtain HDE approval are subject to the additional restrictions discussed above, including:

●	the treatment of no more than 8,000 individuals in the United States per year;

●	a HUD may only be used if approved by an IRB to supervise clinical testing of devices, and after an IRB has approved the use of the device to treat or diagnose the specific disease; and

●	limitations on whether the device may be sold for a profit, subject to certain exceptions.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;

●unanticipated expenditures to address or defend such actions;

●customer notifications for repair, replacement, or refunds;

●recall, detention, or seizure of our products;

●operating restrictions or partial suspension or total shutdown of production;

●refusing or delaying our requests for 510(k) clearance on HDE or PMA of new products or modified products;

●operating restrictions;

●withdrawing 510(k) clearances on HDE or PMA approvals that have already been granted;

●refusal to grant export approval for our products; or

●criminal prosecution.

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

European Economic Area or the EEA

Sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products outside the United States, we must obtain regulatory approvals or Conformité Européenne (“CE’) Certificates of Conformity and comply with extensive safety and quality regulations. The time required to obtain approval by a foreign country or to obtain a CE Certificate of Conformity may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In the EEA, we are required to obtain Certificates of Conformity before drawing up a European Commission, or EC, Declaration of Conformity and affixing the CE mark to our medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE Certificates of Conformity or FDA clearance or approval although others, such as Brazil, Canada and Japan, require separate regulatory filings. We have not yet applied for a CE Mark for the Neuro-Spinal Scaffold implant.

If any of our products has been CE marked and placed on the market in the EEA, we would need to comply with a number of regulatory requirements relating to:

●	registration/notification of medical devices in individual EEA countries;

●	pricing and reimbursement of medical devices;

●	establishment of post-marketing surveillance and adverse event reporting procedures;

●	Field Safety Corrective Actions, including product recalls and withdrawals;

●	marketing and promotion of medical devices; and

●	interactions with physicians.

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

Financial Information and Research and Development Expenditures

We have incurred net losses each year since our inception, including net losses of $9.1 million for the year ended December 31, 2020 and $11.8 million for the year ended December 31, 2019. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities related to our Neuro Spinal Scaffold implant. Our research and development expenditures, which include research and development related to our product candidates, were $3.9 million and $5.6 million in 2020 and 2019, respectively.

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

Sales and Marketing

If we obtain approval from the FDA, or another foreign regulatory body, to commercialize our products, we plan to establish a direct sales force to sell our products to major markets in the United States, and we may sell direct or through distributors in major foreign markets. We anticipate the direct sales force, once and if established, would focus its efforts on maximizing revenue through product training, placement, and support. We would also seek to establish strong relationships with neurosurgeons, orthopedic spine surgeons, and trauma surgeons, and would expect to provide a high level of service for any of our approved products including providing on-site assistance and service during procedures. In addition, we expect to implement medical education programs intended for outreach to practitioners in physical medicine and rehabilitation centers and patient advocacy groups. We may also seek corporate partners with expertise in commercialization.

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

Employees

As of December 31, 2020, we had 6 full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good. We also utilize a number of consultants to assist with financial, research and development, human resources, clinical and regulatory activities. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

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

Available Information

We make available free of charge on or through the Investor Relations link on our website, www.invivotherapeutics.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports.

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

Risks Related to Our Business

The COVID-19 pandemic, which began in late 2019 and has had impacts worldwide, has delayed and may continue to delay our ability to complete our ongoing INSPIRE 2.0 clinical trial or delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our clinical research organizations, as well as clinical trial sites, have faced disruptions related to the INSPIRE 2.0 clinical trial arising from suspension of activity at numerous clinical trial sites due to hospital staff shortages or state or city ‘‘stay at home’’ or ‘‘shelter in place’’ orders, delays in the ability to obtain necessary IRB, or other necessary site approvals, as well as other delays at clinical trial sites. Specifically, we are aware that a significant number of our clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. As of February 25, 2021, we have 17 clinical sites open for enrollment and 1 clinical site that is currently not open for enrollment due to reasons unrelated to the COVID-19 pandemic. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Annual Report on Form 10-K, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. Additionally, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. Any of these factors could continue to adversely impact our ability to enroll, or delay enrollment in, the INSPIRE 2.0 clinical trial. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

Patient enrollment is affected by a number of factors including:

●	widespread emergency orders in response to the COVID-19 pandemic requiring business and residents to curtail non-essential activities;

●	severity of the disease, injury, or condition under investigation;

●	design of the study protocol;

●	size and nature of the patient population;

●	eligibility criteria for and design of the study in question;

●	perceived risks and benefits of the product candidate under study;

●	proximity and availability of clinical study sites for prospective patients;

●	availability of competing therapies and clinical studies;

●	efforts to facilitate timely enrollment in clinical studies;

●	patient referral practices of physicians; and

●	ability to monitor patients adequately during and after treatment.

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

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the clinical studies that are required. In July 2017, The INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial.  We subsequently closed enrollment in The INSPIRE Study and will follow the active patients until completion. The FDA has approved the INSPIRE 2.0 Study. However, the INSPIRE 2.0 Study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, including delays due to the COVID-19 pandemic, the availability of scaffold implants to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. For example, enrollment in our INSPIRE 2.0 Study has been slower than we initially anticipated. Enrolling patients the

INSPIRE 2.0 Study and any other clinical trial of our Neuro-Spinal Scaffold implant will continue to require the approval of the institutional review boards, or IRBs at each clinical site.

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

We believe we have sufficient cash resources to continue our business operations through the second quarter of 2023. We expect that our expenses will increase in connection with our ongoing activities, particularly as we conduct our INSPIRE 2.0 Study, and as we seek regulatory approval for our Neuro-Spinal Scaffold implant. If we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain additional funding in connection with our continuing operations.

If we are unable to raise additional capital, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or we may be forced to cease our operations entirely. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. If we are unable to raise capital when needed or on attractive terms, or should we engage in one or more potential strategic transactions, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts or to cease operations entirely. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding these events, we are not able to accurately predict the impact of any potential changes in our existing business strategy.

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

We have incurred net losses each year since our inception, including net losses of $9.1 million for the year ended December 31, 2020 and $11.8 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $228.2 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings, or even continue our operations. A decline in the value of our company could cause an investor to lose all or part of their investment.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our product candidates on unfavorable terms to us.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and other third party funding alternatives including license and collaboration agreements. To raise additional capital or pursue strategic transactions, we may in the future sell additional shares of our common stock, par value $0.00001 per share (the “common stock”), or other securities convertible into or exchangeable for our common stock, which will dilute the ownership interest of our current stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us or that may reduce the value of our common stock. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts for our Neuro-Spinal Scaffold implant or any other product candidates that we develop or acquire or to cease operations entirely.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income. The Company has evaluated the impact of the CARES Act and determined it to have an immaterial effect on the Company’s tax position.

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

We have generated significant NOLs, and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs and R&D credits forward to reduce our tax liability in future years. but certain NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOLs that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. Nor is it clear how various states will respond to the Tax Act, the FFCR Act or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of December 31, 2020, we have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

We currently have only 1 product candidate, the Neuro-Spinal Scaffold implant, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval, and commercialization of that product candidate, which may never occur. We currently have no products available for sale, generate no revenues from sales of any products, and we may never be able to develop marketable products. Our Neuro-Spinal Scaffold implant will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. Before obtaining regulatory approval via the HDE pathway for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternative forms of treatment. Alternatively, if we were to seek premarket approval, or PMA, for our product candidate, that would require demonstration that the product is safe and effective for use in each target indication. This process can take many years. Of the large number of medical devices in development in the United States, only a small percentage successfully complete the regulatory approval process required by the U.S. Food and Drug Administration, or the FDA and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize our Neuro-Spinal Scaffold implant or any other product candidate.

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

In addition, as 1 source of comparator data, we completed the CONTEMPO Registry Study, utilizing existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. Analysis of data from the CONTEMPO Registry Study may suggest a higher threshold for evidencing probable benefit. For example, ASIA Impairment Scale (AIS) conversion rates at approximately 6 months post-injury across the three registries used in CONTEMPO varied from 16.7% – 23.4%, which are higher than the approximately 15.5% conversion rate from the historical registries that were the basis for the selection of the current OPC for The INSPIRE Study.

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

Modifications to products that are approved through an HDE or PMA generally need FDA approval. The process of obtaining an HDE or PMA is costly and generally takes from 1 to 3 years, or even longer, from the time the application is submitted to the FDA until an approval is obtained.

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

The government and regulatory authorities in the United States, the European Union, and other markets in which we plan to commercialize our product candidates may propose and adopt new legislation and regulatory requirements relating to the approval, CE or European Union marking, manufacturing, promotion, or reimbursement of medical device and biologic products. It is impossible to predict whether legislative changes will be enacted or applicable regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be. Such legislation or regulatory requirements, or the failure to comply with such, could adversely impact our operations and could have a material adverse effect on our business, financial condition, and results of operations.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Certain policies of the current or future administrations may impact our business and industry. For example, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions will be implemented (to the extent they are not reversed by the new Biden Administration), and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

We have been, and will continue to be, dependent on third-party CROs, medical institutions, investigators, and contract laboratories to conduct certain activities related to our laboratory testing and animal and human clinical studies. We are responsible for confirming that each of our clinical trials is conducted in accordance with our approved plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on these third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended, or terminated, and we may not be able to obtain regulatory approval or successfully commercialize our products on a timely basis, if at all, and our business, operating results, and prospects may be adversely affected.

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

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, we have received deficiency letters due to the failure to maintain the minimum bid price and the failure to meet stockholder equity requirements, including the deficiency letter from the Listings Qualifications

Department of the Nasdaq Stock Market letter we received on July 17, 2019 notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On January 10, 2020, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), the Company provided written notice to Nasdaq of its intention to cure the deficiency, and on January 14, 2020, in accordance with Nasdaq Listing Rule 5810(c)(2)(B), we were provided an additional 180 calendar day compliance period, or until July 13, 2020, to regain compliance with the bid price requirement. On February 11, 2020, to address the 2019 July deficiency letter, we implemented a 1-for-30 reverse stock split of our common stock and a proportionate reduction in our authorized common stock. On February 28, 2020, we received a letter (the “Compliance Letter”) from the Listing Qualifications department of Nasdaq notifying us that we have regained compliance with the Minimum Bid Price Requirement, and therefore, Nasdaq considered the matter closed. On December 4, 2020, we received a deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 1, 2021, we received a letter (the “February 2021 Compliance Letter”) from the Listing Qualifications department of Nasdaq notifying us that we have regained compliance with the Minimum Bid Price Requirement, and therefore, Nasdaq considered the matter closed. Even if we remain in compliance with the Minimum Bid Price Requirement, we may decide to implement a reverse stock split to further ensure that we remain in compliance with the Minimum Bid Price Requirement. Regardless, there can be no assurance that we will maintain compliance with the bid price requirement, or that we will continue to be in compliance with the other continued listing requirements of the Nasdaq Capital Market.

In the event that we fail to regain compliance or satisfy any of the listing requirements of the Nasdaq Capital Market, our common stock may be delisted. If our securities are delisted from trading on the Nasdaq Capital Market, and we are not able to list our securities on another exchange our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;

●	a limited ability to raise capital to continue to fund our operations by selling shares; and

●	a limited ability to acquire other companies or technologies by using our shares as consideration.

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

We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we have a public float of $75 million or greater and $100 million or greater in revenue.

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

Holders

As of February 25, 2021, we had approximately 75 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such forward-looking statements as a result of many important factors, including those set forth in Part I of this Annual Report on Form 10-K under the caption “Risk Factors”. Please see also the “Special Note Regarding Forward-Looking Statements” in Part I above. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

All share amounts presented in this Item 7 give effect to the 1-for-30 reverse stock split of the outstanding shares of our common stock that occurred on February 11, 2020.

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

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in our statements of operations over the service period based on a measure of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model and the fair value of each restricted stock award or restricted stock unit, which we refer to collectively as restricted securities, is determined based on the fair market value of our common stock on the date of grant. The fair value is amortized as a compensation cost on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The expected term of any options granted under our stock plans is based on the average of the contractual term (generally, 10 years) and the vesting period (generally, 48 months). The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the expected term of the option. The restricted securities generally vest over a three-year period, contingent on the recipient’s continued employment. See Note 9, “Shared-Based Compensation, Stock Options and Restricted Securities,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10 K for more information about the assumptions underlying these estimates.

Research and Development Expense

Our research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

●	employee related expenses, including salaries, benefits, travel, and stock based compensation expense;

●	expenses incurred under agreements with contract research organization (“CROs”), and clinical sites that conduct our clinical studies;

●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies;

●	costs associated with our research platform and preclinical activities;

●	costs associated with our regulatory, quality assurance, and quality control operations; and

●	amortization of intangible assets.

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”, ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842) and ASU 2020-03 Codification Improvements to Financial Instruments, (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for all public business entities, excluding smaller reporting companies, for periods beginning after December 15, 2019 and all other entities beginning after December 15, 2022. We early adopted ASU No. 2016-13 and the related amending ASU’s on January 1, 2020, and the adoption did not have a material effect on our financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU No. 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement which improves the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. We adopted ASU No. 2018-13 on January 1, 2020, and the adoption did not have a material effect on our financial position, results of operations or disclosures.

In November 2019, the FASB issued ASU No. 2019-08 “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer.” ASU No. 2019-08 amends and clarifies ASU No. 2018-07, which we adopted on January 1, 2019, to require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. For entities that have already adopted the amendments in ASU No. 2018-07, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. We adopted ASU No. 2019-08 on January 1, 2020, and the adoption did not have any impact on our financial position, results of operations or disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifications to Accounting for Income Taxes (Topic 740). The amendments in this ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including deferred taxes for goodwill and allocating taxes for members of a consolidated group. This ASU is effective for all entities for fiscal years beginning after December 15, 2020, and early adoption is permitted. We adopted ASU No. 2019-12 on January 1, 2020, and the adoption did not have any impact on our financial position, results of operations or disclosures.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

Research and Development Expenses

Research and development expenses decreased by $1.7 million to $3.9 million for the year ended December 31, 2020 from $5.6 million for the year ended December 31, 2019. The decrease in research and development expenses for the year ended December 31, 2020 is attributable to a decrease in clinical trial costs of $1.0 million due to lower startup costs in our INSPIRE 2.0 Study in the current year as compared to the prior year, a decrease in scaffold manufacturing costs of $0.2 million primarily as a result of lower clinical demand, a decrease in incentive compensation costs of $0.3 million, a decrease in legal costs of $0.1 million primarily due to fewer regulatory tasks requiring legal assistance and a decrease in other net immaterial balances of $0.1 million mainly due to cost containment initiatives.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million to $5.2 million for the year ended December 31, 2020 from $5.9 million for year ended December 31, 2019. The decrease in general and administrative expenses for the year ended December 31, 2020 is due to lower incentive compensation costs in the current year of $0.3 million as well as lower consulting costs of $0.4 million. In the prior year, the Company conducted a one-time market analysis which did not recur in the current year resulting in lower consulting costs in the current year.

Interest Income / (Expense), Net

Interest income decreased by $235 thousand to $19 thousand for the year ended December 31, 2020 from $254 thousand for the year ended December 31, 2019. The decrease in interest income was primarily due to lower yields in our cash and cash equivalents in 2020.

Warrant Modification Expense

The Company did not incur any Warrant Modification Expenses during the year ended December 31, 2020. During the year ended December 31, 2019, the Company incurred $0.7 million in expense related to the Second Ladenburg Warrant Amendment (defined below).

Other Income

Other income for the year ended December 31, 2020 was $4 thousand. Other income for the year ended December 31, 2019 was $79 thousand mainly attributed to income related to the sale of lab equipment.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At December 31, 2020, our accumulated deficit was $228.2 million.

At December 31, 2020, we had total assets of $21.9 million, total liabilities of $2.7 million, and total stockholders’ equity of $19.2 million. We recorded a net loss of $9.1 million for the year ended December 31, 2020. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We believe that our cash and cash equivalents at December 31, 2020 combined with the proceeds from the exercise of certain of the October 2020 Series A Warrants subsequent to December 31, 2020, will provide necessary funding to fund operations through the second quarter of 2023. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additionally, the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and extend the period of global economic slowdown, which would impair our ability to raise needed funds.

We may pursue various other dilutive and non‑dilutive funding alternatives depending upon our clinical path forward and the extent to which we require additional capital to proceed with development of some or all of our product candidates on expected timelines. The source, timing and availability of any future financing will depend principally upon market conditions and the status of our clinical development programs, both of which may be negatively impacted by the COVID-19 pandemic. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and capital expenditures or to license our potential products or technologies to third parties. We may alternatively engage in cost-cutting measures in an attempt to extend our cash resources as long as possible. If we are unable to raise additional capital, we may be forced to cease operations entirely.

Financing Transactions

In October 2020, we completed a registered public offering (the “October 2020 Offering”) in which we sold an aggregate of (i) 11,785,000 shares of our common stock, (the “October 2020 Shares”) and Series A Warrants exercisable for an aggregate of 11,785,000 shares of our common stock (the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 6,965,000 shares of common stock (the “October 2020 Series B Pre-funded Warrants”) and Series A Warrants exercisable for an aggregate of 6,965,000 shares of our common stock (also the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per pre-funded warrant and associated warrant. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable immediately and expires in October 2025. Each October 2020 Series B Pre-funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the October 2020 Offering, we issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the October 2020 Offering, warrants (the “October 2020 Placement Agent Warrants”) to purchase an aggregate of 1,218,750 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and October 2020 Series B Pre-funded Warrants sold in the October 2020 Offering. The October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are immediately exercisable and expire in October 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $13.5 million. During the year ended December 31, 2020, we issued an aggregate of 6,965,000 shares of our common stock upon the exercise of all of the October 2020 Series B Pre-funded Warrants for an immaterial amount, as they were substantially pre-funded. During the year ended December 31, 2020, we did not issue any shares as a result of October 2020 Series A Warrants or October 2020 Placement Agent Warrants exercise activity.

In April 2020, we entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 shares of our common stock, at a purchase price per share of $1.75 (the "April 2020 Shares"). The April 2020 Shares were offered by us pursuant to a shelf registration statement on Form S-3, which was declared effective by SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, we also issued to the April 2020 Purchasers warrants (the "April 2020 Series C Warrants") to purchase up to 1,715,240 shares of our common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The April 2020 Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, we also issued to Wainwright warrants to purchase an aggregate of 111,491 shares of our common stock (the “April 2020 Placement Agent Warrants”) which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $2.6 million. During the year ended December 31, 2020, we issued an aggregate of 35,000 shares of our common stock upon the exercise of certain of the April 2020 Series C Warrants for aggregate proceeds of $57 thousand. During the year ended December 31, 2020, we did not issue any shares as a result of April 2020 Placement Agent Warrants exercise activity.

In March 2020, we completed a registered public offering (the “March 2020 Offering”) in which we sold an aggregate of (i) 955,613 shares of our common stock, (the “March 2020 Shares”) and Series A Warrants exercisable for an aggregate of 955,613 shares of our common stock (the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of our common stock (the “March 2020 Series B Warrants”) and Series A Warrants exercisable for an aggregate of 1,589,842 shares of our common stock (also the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per pre-funded warrant and associated warrant. Each March 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each March 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, we issued, to Wainwright, the placement agent for the March 2020 Offering, warrants (the “March 2020 Placement Agent Warrants”) to purchase an aggregate of 165,455 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and March 2020 Series B Warrants sold in the March 2020 Offering. The March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $6.0 million. During the year ended December 31, 2020, we did not issue any shares as a result of the March 2020 Placement Agent Warrants or March 2020 Series A Warrants exercise activity. During the year ended December 31, 2020, we issued an aggregate of 1,577,114 shares of our common stock upon the exercise of certain of the pre-funded March 2020 Series B warrants for an immaterial amount, as they were substantially pre-funded.

In November 2019, we closed a public offering of an aggregate of 233,341 shares of our common stock, at an offering price of $3.60 per share (the offering, the “2019 Offering”). The net proceeds to us after deducting the placement agent fees and other offering expenses, were $367 thousand. In connection with the 2019 Offering, we issued to Wainwright, warrants (the “2019 Placement Agent Warrants”) to purchase an aggregate of 15,168 shares of our common stock. The 2019 Placement Agent Warrants have an exercise price of $4.50 per share, are immediately exercisable and expire in November 2024. During the year ended December 31, 2020, we did not issue any shares of common stock as a result of exercise activity related to the 2019 Placement Agent Warrants.

In November 2019, we entered into a Second Amendment to Warrant Agency Agreement and Warrants, (“the Second Ladenburg Warrant Amendment”), by and between us and Continental, as Warrant Agent, dated November 21, 2019, that amended the 2018 Series A warrants issued by us in the June 2018 underwritten public offering to reflect a reduced exercise price per share of $6.98 from $60.00. See Note 10 to our Consolidated Financial Statements for more information about the Second Ladenburg Warrant Amendment. During the year ended December 31, 2020 we issued an aggregate of 40,975 shares of common stock upon the exercise of certain of the 2018 Series A warrants for aggregate proceeds of $286 thousand.

Cashflows

Net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, and working capital requirements. Net cash used in operating activities for the year ended December 31, 2020 was $9.5 million compared to $10.3 million for the year ended December 31, 2019. The $0.8 million decrease in net cash used in operating activities for the year ended December 31, 2020 as compared to the same period in the prior year was primarily due to a decrease in our net loss of $2.8 million, a decrease in warrant modification expense of $0.7 million, a decrease in the change in accrued expenses and other liabilities of $0.4 million, a decrease in the change in accounts payable of $0.6 million and a decrease in the change in operating lease right-of-use liability of $0.2 million.

Net cash used in investing activities for the years ended December 31, 2020 and 2019, was $41 thousand and $12 thousand, respectively attributable to purchases of capital equipment.

Net cash provided by financing activities for the year ended December 31, 2020 was $22.4 million consisting of $22.1 million in proceeds from the issuance of common stock associated with the offerings in 2020 and $0.3 million in proceeds from the exercise of warrants. This compares to net cash of $0.3 million provided by financing activities for the year ended December 31, 2019 consisting primarily of $0.4 million in proceeds from the issuance of common stock associated with the November 2019 underwritten public offering, offset by $0.1 million in loan repayments.

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

Commitments

See Note 13, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information regarding our commitments.

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

Index to Consolidated Financial Statements

SPECIAL NOTE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of InVivo Therapeutics Holdings Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InVivo Therapeutics Holdings Corp. and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts

March 01, 2021

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

	December 31,
	2020	2019

ASSETS:
Current assets:
Cash and cash equivalents	$19,493	$6,602
Restricted cash	—	4
Prepaid expenses and other current assets	163	177
Total current assets	19,656	6,783
Property, equipment and leasehold improvements, net	85	73
Restricted cash - non current	110	110
Operating lease right-of-use assets	928	1,211
Prepaid clinical trial expenses	1,122	1,122
Other assets	9	26
Total assets	$21,910	$9,325
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$481	$942
Operating lease liabilities	327	294
Accrued expenses	1,164	1,427
Total current liabilities	1,972	2,663
Other liabilities	59	59
Operating lease liabilities - non current	693	1,020
Total liabilities	2,724	3,742
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 50,000,000 shares; 23,631,886 shares issued and outstanding, including 6,302 shares of unvested restricted stock, at December 31, 2020; authorized 16,666,667 shares; 550,736 shares issued and outstanding, including 6,886 shares of unvested restricted stock, at December 31, 2019	3	2
Additional paid-in capital	247,417	224,741
Accumulated deficit	(228,234)	(219,160)
Total stockholders’ equity	19,186	5,583
Total liabilities and stockholders’ equity	$21,910	$9,325

See notes to the consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020).

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

	Year Ended December 31,

	2020	2019
Operating expenses:
Research and development	$3,939	$5,602
General and administrative	5,158	5,895
Total operating expenses	9,097	11,497
Operating loss	(9,097)	(11,497)
Other income / (expense):
Interest income / (expense), net	19	254
Warrant modification expense	—	(666)
Other income	4	79
Other income / (expense), net	23	(333)
Net loss	$(9,074)	$(11,830)
Net loss per share, basic and diluted	$(1.31)	$(35.28)
Weighted average number of common shares outstanding, basic and diluted	6,902,693	335,350

See notes to the consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	310,330	$1	$223,440	$(207,330)	$16,111
Share-based compensation expense	—	—	268	—	268
Issuance of common stock upon vesting of restricted stock units	143	—	—	—	—
Issuance of restricted common stock	6,886	—	—	—	—
Issuance of common stock under ESPP	36	—	1	—	1
Increase in fair value attributable to warrant modifications	—	—	666	—	666
Issuance of common stock and warrants in public offering	233,341	1	366	—	367
Net loss	—	—	—	(11,830)	(11,830)
Balance as of December 31, 2019	550,736	2	224,741	(219,160)	5,583
Share-based compensation expense	—	—	215	—	215
Issuance of common stock upon vesting of restricted stock units	100	—	—	—	—
Fractional shares issued due to 1 for 30 reverse stock split	7,692	—	—	—	—
Forfeiture of restricted stock	(584)	—	—	—	—
Issuance of common stock and warrants in public offering	14,455,853	1	22,118	—	22,119
Issuance of common stock upon exercise of warrants	8,618,089	—	343	—	343
Net loss	—	—	—	(9,074)	(9,074)
Balance as of December 31, 2020	23,631,886	$3	$247,417	$(228,234)	$19,186

See notes to the consolidated financial statements.

(Share and per share data reflects 1-for-30 reverse stock split effective February 11, 2020)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,

	2020	2019
Cash flows from operating activities:
Net loss	$(9,074)	$(11,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	57
Amortization of operating lease right-of-use assets	283	265
Warrant modification expense	—	666
Share-based compensation expense	215	268
Non-cash investment (income) expense, net	—	1
Changes in operating assets and liabilities:
Prepaid expenses	14	267
Other assets	—	(123)
Accounts payable	(461)	127
Operating lease liability	(294)	(144)
Accrued expenses and other liabilities	(263)	132
Net cash used in operating activities	(9,534)	(10,314)
Cash flows from investing activities:
Purchases of property and equipment	(41)	(12)
Net cash used in investing activities	(41)	(12)
Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	—	1
Proceeds from exercise of warrants	343	—
Repayment of loan payable	—	(100)
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	22,119	367
Net cash provided by financing activities	22,462	268
Increase / (decrease) in cash and cash equivalents and restricted cash	12,887	(10,058)
Cash, cash equivalents and restricted cash at beginning of period	6,716	16,774
Cash, cash equivalents and restricted cash at end of period	$19,603	$6,716
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Fair value of warrants issued in connection with financing activities	15,194	59
Cash paid for interest	$—	$1
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$—	$1,475

See notes to the consolidated financial statements.

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At December 31, 2020, the Company has unrestricted consolidated cash and cash equivalents of $19.5 million. Subsequent to December 31, 2020, and as of February 25, 2021, the Company received $8.4 million upon the exercise of certain October 2020 Series A Warrants and October 2020 Placement Agent Warrants. Given the Company’s development plans, the Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2023. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company expects that it will need additional capital to fund its operations, which it may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. The Company believes that it can be successful in obtaining additional capital; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 pandemic”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 pandemic as a pandemic, based on the rapid increase in exposure globally. The Company is aware that a significant number of its clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the COVID-19 pandemic, and as such, the COVID-19 pandemic has affected and may continue to affect the potential for enrollment in the Company’s INSPIRE 2.0 Study as clinical sites suspend studies in order to manage the pandemic. Aside from the impact on enrollment in the Company’s INSPIRE 2.0 Study, the Company did not experience any significant impact from the COVID-19 pandemic on its financial condition, liquidity, other operations, suppliers, industry, and workforce during the year ended December 31, 2020. As of February 25, 2021, we have 17 clinical sites open for enrollment and one clinical site that is currently not open for enrollment due to reasons unrelated to the COVID-19 pandemic. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Annual Report on Form 10-K, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment of the INSPIRE 2.0 Study. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce, although there remains significant uncertainty related to the public health situation globally. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it will likely continue to have an adverse effect on enrollment in the Company’s

INSPIRE 2.0 Study, and may also have an adverse effect on the Company’s results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future.

Going Concern

The Company’s financial statements as of December 31, 2020 were prepared under the assumption that the Company will continue as a going concern. At December 31, 2020, the Company had cash and cash equivalents of $19.5 million. Subsequent to December 31, 2020, and as of February 25, 2021, the Company received $8.4 million upon the exercise of certain October 2020 Series A Warrants and October 2020 Placement Agent Warrants. Given the Company’s development plans, the Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2023.

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

Cash and cash equivalents

The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within 3 months from date of purchase to be cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has not experienced any losses related to these balances. Management believes it is not exposed to significant credit risk. At December 31, 2020 and 2019, cash equivalents were comprised primarily of money market funds.

Cash and cash equivalents consist of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Cash	$(13)	$(15)
Money market funds	19,506	6,617
Total cash and cash equivalents	$19,493	$6,602

Restricted cash

Restricted cash as of December 31, 2020 and 2019 was $110 thousand and $114 thousand, respectively. Restricted cash as of December 31, 2020 included a $50 thousand security deposit related to the Company’s credit card account and a $60 thousand standby letter of credit in favor of a landlord (see Note 13).

Restricted cash as of December 31, 2019 included a $50 thousand security deposit related to the Company’s credit card account, $4 thousand related to 401(k) reserve account and a $60 thousand standby letter of credit in favor of a landlord (see Note 13).

Financial instruments

The carrying amounts reported in the Company’s consolidated balance sheets for cash, cash equivalents and accounts payable approximate fair value based on the short-term nature of these instruments.

Property and equipment

Property and equipment are carried at cost. Depreciation and amortization expense are recorded over the estimated useful lives of the assets using the straight-line method. A summary of the estimated useful lives is as follows:

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

Research and development expenses

Costs incurred for research and development are expensed as incurred. Certain agreements require the Company to make pre-payments for clinical research organizations (“CROs”) services. As of December 31, 2020, the Company had $1.2 million in prepayments for CRO services of which $110 thousand is included in prepaid expense and other current assets balance on the balance sheet and the remaining $1.1 million is included within the other long term assets section of the balance sheet. As of December 31, 2019, the Company had $1.2 million in prepayments for CRO services of which $120 thousand is included in prepaid expense and other current assets balance on the balance sheet and the remaining $1.1 million is included within the other long term assets balance on the balance sheet.

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

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries. As of December 31, 2020 and 2019, all of the Company’s assets were located in one location in the United States.

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

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in 2020. There were no material uncertain tax positions that required accrual or disclosure to the financial statements as of December 31, 2020 or 2019. Tax years subsequent to 2017 remain open to examination by U.S. federal and state tax authorities.

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

Share-based payments

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

Derivative instruments

The Company generally does not use derivative instruments to hedge exposures to cash-flow or market risks. In the past certain of the Company’s issued and outstanding warrants to purchase common stock previously contained anti dilution provisions. These warrants did not meet the requirements for classification as equity and were thus recorded as derivative warrant liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. Such financial instruments are initially recorded at fair value, with subsequent changes in fair value recorded to operations in each reporting period. If these instruments subsequently meet the requirements for classification as equity, the Company reclassifies the fair value to equity.

Net loss per common share

Basic and diluted net loss per share of common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. In a net loss period, options, warrants, unvested restricted stock units and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

For the year ended December 31, 2020 and 2019, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	December 31,
	2020	2019
Warrants	24,714,084	270,940
Stock options	4,169	4,187
Unvested RSUs	100	200
Unvested RSAs	6,302	6,886
Total potentially dilutive securities	24,724,655	282,213

Recently adopted accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU No. 2019-05 “Financial Instruments-Credit Losses”, ASU No. 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”, ASU No. 2020-02 “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)” and ASU No. 2020-03 “Codification Improvements to Financial Instruments, (collectively, “Topic 326”)”. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for all public business entities, excluding smaller reporting companies, for periods beginning after December 15, 2019 and all other entities beginning after December 15, 2022. The Company early adopted ASU No. 2016-13 and the related amending ASU’s on January 1, 2020, and the adoption did not have a material effect on the Company’s financial position, results of operations or disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifications to Accounting for Income Taxes (Topic 740). The amendments in this ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including deferred taxes for goodwill and allocating taxes for members of a consolidated group. This ASU is effective for all entities for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company adopted ASU No. 2019-12 on January 1, 2020, and the adoption did not have any impact on the Company’s financial position, results of operations or disclosures.

New Accounting Pronouncements Not Yet Adopted

In January 2020, the FASB issued ASU No. 2020-01 “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) —clarifying the interactions between Topic 321, Topic 323 and Topic 815 (a consensus of the emerging issues task force)”. The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. ASU No. 2020- 01 is effective for the Company beginning in fiscal 2022. The Company is currently in the process of evaluating the effects of this pronouncement on its financial statements.

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

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Computer software and hardware	$40	$131
Research and lab equipment	520	520
Leasehold improvements	66	66
Property and equipment	626	717
Less accumulated depreciation	(541)	(644)
Property and equipment, net	$85	$73

Depreciation expense for the years ended December 31, 2020 and 2019, was $29 thousand, and $39 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

During the year ended December 31, 2020, the Company wrote off $132 thousand of fully depreciated computer software and hardware assets that were no longer in use. The Company did not write off any assets during the year ended December 31, 2019.

4. INTANGIBLE ASSETS

Intangible assets included in “other assets” on the balance sheet consisted of patent licensing fees paid to license intellectual property (see Note 12). The Company is amortizing the license fee as a research and development expense over the 15– year term of the license.

	December 31,	December 31,
(In thousands)	2020	2019
Patent licensing fee	$200	$200
Accumulated amortization	(191)	(174)
Other assets	$9	$26

For the years ended December 31, 2020 and 2019, amortization expense was $17 thousand and $18 thousand respectively. The remaining intangible assets balance of $9 thousand as of December 31, 2020 will be fully amortized in the year ended December 31, 2021.

5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Compensation	$996	$1,040
Clinical	5	143
Legal	17	37
Other accrued expenses	146	207
Total accrued expenses	$1,164	$1,427

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,506	$—	$—	$19,506

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$6,617	$—	$—	$6,617

During the years ended December 31, 2020 and 2019, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

7. INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded as the Company has incurred a net loss for all of the periods presented and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2020, the Company had U.S. federal and Massachusetts net operating loss carryforwards of $148.9 million and $140.8 million, respectively, of which $117.3 million of federal carryforwards will expire in varying amounts beginning in 2026 and $31.6 million carry forward indefinitely. State net operating losses begin to expire in 2029. Utilization of net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has completed several financings since its inception, which may have resulted in a change in ownership, or could result in a change in ownership in the future but has not yet completed a Section 382 analysis of whether an ownership change limitation exists. The Company will complete an appropriate analysis before its tax attributes are utilized. The Company also had federal and state research and development tax credits of $1.4 million and $0.2 million respectively, at December 31, 2020, which will begin to expire in 2026 and 2029, respectively, unless previously utilized.

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
(In thousands)	2020	2019
Net operating loss carryforward	$40,175	$37,744
Research and development credit carryforward	1,608	1,544
Stock-based compensation	421	2,319
Depreciation and amortization	16	17
Accrued expenses	7	19
Lease liability	279	360
Right of use asset	(253)	(331)
Subtotal	42,253	41,672
Valuation allowance	(42,253)	(41,672)
Net deferred taxes	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been provided. In the years ended December 31, 2020 and 2019, the valuation allowance increased by $0.6 million and $3.0 million, respectively.

The Company has no uncertain tax positions at December 31, 2020 and 2019 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of uncertain tax positions over the next 12 months. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differ from the same benefits computed using the Company’s effective tax rate primarily due to the following:

	December 31,
	2020	2019
Statutory rate	(21.0)%	(21.0)%
State taxes, net of benefit	(5.8)%	(5.7)%
Permanent differences:
Warrant modification expense	—%	1.2%
Other	0.3%	0.4%
Research and development tax credit	(1.1)%	(1.4)%
Stock-based compensation	21.2%	—%
Other	—%	1.2%
Increase / (decrease) in valuation reserve	6.4%	25.3%
Effective tax rate	0.0%	0.0%

The Company is subject to U.S. Federal and Massachusetts state income taxes. The statute of limitations for assessment by the Internal Revenue Service or state tax authority is generally open for the tax years ending December 31, 2017 through December 31, 2020, however federal and state tax attributes that were generated prior to the tax year ending December 31, 2017 may still be adjusted upon examination by the Internal Revenue Service or stat tax authority if the attributes either have been, or will be, used in a future period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act did not have a material impact on the Company’s income tax provision.

8. COMMON STOCK

In January 2020, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 500,000,000 (without giving effect to the 2020 Reverse Stock Split). On February 11, 2020, the Company effected the 2020 Reverse Stock Split and the number of shares of authorized common stock was reduced to 16,666,667. On August 4, 2020, the Company held the Annual Meeting. At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 16,666,667 to 50,000,000 shares. As of December 31, 2020 and 2019, 23,631,886 and 550,736 shares were issued and outstanding respectively.

In October 2020, the Company completed a registered public offering (the “October 2020 Offering”) in which it sold an aggregate of (i) 11,785,000 shares of common stock, (the “October 2020 Shares”) and Series A Warrants exercisable for an aggregate of 11,785,000 shares of our common stock (the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 6,965,000 shares of common stock (the “October 2020 Series B Pre-funded Warrants”) and Series A Warrants exercisable for an aggregate of 6,965,000 shares of our common stock (also the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per pre-funded warrant and associated warrant. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable immediately and expires in October 2025. Each October 2020 Series B Pre-funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the October 2020 Offering, the Company issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”) the placement agent for the October 2020 Offering, warrants (the “October 2020 Placement Agent Warrants”) to purchase an aggregate of 1,218,750 shares of the Company’s common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and October 2020 Series B Pre-funded Warrants sold in the October 2020 Offering. The October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are immediately exercisable and expire in October 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $13.5 million. The Company assessed whether the October 2020 Series A Warrants, October 2020 Series B Pre-funded Warrants and the October 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company concluded that the October 2020 Series A Warrants, October 2020 Series B Pre-funded Warrants and the October 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants was estimated at $8.7 million and $551.3 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 119.13%, risk free interest rate of 0.35%, expected life of 5 years and no dividends. The October 2020 Series B Pre-funded Warrants had an intrinsic value of approximately $5.6 million. During the year ended December 31, 2020, the Company issued an aggregate of 6,965,000 shares of common stock upon the exercise of all of the October 2020 Series B Pre-funded Warrants for an immaterial amount, as they were substantially pre-funded. The Company did not issue any shares as a result of October 2020 Series A Warrants or October 2020 Placement Agent Warrants exercise activity during the year ended December 31, 2020.

In April 2020, the Company entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 of common stock, at a purchase price per share of $1.75 (the "April 2020 Shares" "; the offering, the “April 2020 Registered Offering). The April 2020 Shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by the SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, the Company also issued to the April 2020 Purchasers warrants (the "April 2020 Series C Warrants") to purchase up to 1,715,240 shares of common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The April 2020 Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, the Company also issued to Wainwright warrants to purchase an aggregate of 111,491 shares of the Company’s common stock (“April 2020 Placement Agent Warrants”) which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $2.6 million. The Company assessed whether the April 2020 Series C Warrants, and the April 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company concluded that the April 2020 Series C Warrants and the April 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the April 2020 Series C Warrants was estimated at $2.1 million, using a Black-Scholes model with the following assumptions: expected volatility of 115.84%, risk free interest rate of 0.40%, expected life of 5.5 years and no dividends. The fair value of the April 2020 Placement Agent Warrants was estimated at $128 thousand, using a Black-Scholes model with the following assumptions: expected volatility of 116.14%, risk free interest rate of 0.36%, expected life of 5 years and no dividends. During the year ended December 31, 2020, the Company issued an aggregate of 35,000 shares of common stock upon the exercise of certain of the April 2020 Series C warrants for aggregate proceeds of $57 thousand. During the year ended December 31, 2020, the Company did not issue any shares as a result of April 2020 Placement Agent Warrants exercise activity.

In March 2020, the Company completed a registered public offering (the “March 2020 Offering”) in which it sold an aggregate of (i) 955,613 shares of common stock (the “March 2020 Shares”) and Series A Warrants exercisable for an aggregate of 955,613 shares of our common stock (the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of common stock (the “March 2020 Series B Warrants”) and Series A Warrants exercisable for an aggregate of 1,589,842 shares of our common stock (also the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per pre-funded warrant and associated warrant. Each March 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each March 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, the Company issued, to Wainwright the placement agent for the March 2020 Offering, warrants to purchase an aggregate of 165,455 shares of the Company’s common stock (the “March 2020 Placement Agent Warrants”), which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and March 2020 Series B Warrants sold in the March 2020 Offering. The March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $6.0 million. The Company assessed whether the March 2020 Series A Warrants, March 2020 Series B Warrants and the March 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company concluded that the March 2020 Series A Warrants, March 2020 Series B Warrants and the March 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the March 2020 Series A warrants and March 2020 Placement Agent Warrants was estimated at $3.5 million and $218 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 115.22%, risk free interest rate of 0.63%, expected life of 5 years and no dividends. The March 2020 Series B Warrants had an intrinsic value of approximately $4.4 million. During the year ended December 31, 2020, the Company issued an aggregate of 1,577,114 shares of common stock upon the exercise of certain of the pre-funded March 2020 Series B Warrants for an immaterial amount, as they were substantially pre-funded. During the year ended December 31, 2020, the Company did not issue any shares as a result of the March 2020 Placement Agent Warrants or March 2020 Series A Warrants exercise activity.

In November 2019, the Company closed a public offering of an aggregate of 233,341 shares of its common stock, at an offering price of $3.60 per share (the offering, the “2019 Offering”). The net proceeds to the Company after deducting placement agent fees and other offering expenses, were $367 thousand. In connection with the 2019 Offering, the Company agreed to issue, and in January 2020 issued, to designees of Wainwright, the placement agent for the 2019 Offering, warrants to purchase an aggregate of 15,168 shares of the Company’s common stock (the “2019 Placement Agent Warrants”). The 2019 Placement Agent Warrants have an exercise price of $4.50 per share, are immediately exercisable and expire in November 2024. The Company assessed whether the 2019 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the 2019 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the 2019 Placement Agent Warrants was estimated at $59 thousand using a Black-Scholes model with the following assumptions: expected volatility of 100.82%, risk free interest rate of 1.61%, expected life of 5 years and no dividends. During the year ended December 31, 2020, there was no exercise activity related to the 2019 Placement Agent Warrants.

During the year ended December 31, 2020 the Company issued an aggregate of 40,975 shares of common stock upon the exercise of certain warrants issued in 2018 for aggregate proceeds of $286 thousand. During the year ended December 31, 2019, there was no exercise activity related to any of the warrants that were issued in 2018.

In January 2019, 36 shares that were purchased pursuant to the Company’s ESPP in the offering period commencing on July 1, 2018 and ending on December 31, 2018 were issued. During the year ended December 31, 2020, the Company did not issue any shares under the Company’s ESPP.

During the year ended December 31, 2019, the Company issued an aggregate of 143 shares of common stock upon vesting of restricted stock units. During the year ended December 31, 2020, the Company issued an aggregate of 100 shares of common stock upon vesting of restricted stock units.

During the year ended December 31, 2019, the Company issued an aggregate 6,886 restricted stock awards (“RSAs”) to its employees under the 2015 Equity Incentive Plan. These awards are considered issued and outstanding based on the dividend payment rights and the conveyance of voting rights that was granted to the grant holders. During the year ended December 31, 2020, 584 restricted stock awards that were considered issued and outstanding as of December 31, 2019 were forfeited.

During the year ended December 31, 2020, as part of the adjustment to reflect the 2020 Reverse Stock Split, the Company issued 7,692 shares of common stock to account for the fractional roundup of shareholders.

Common Stock Reserves

As of December 31, 2020, the Company had the following reserves established for the future issuance of common stock as follows:

At December 31, 2020
Reserves for the exercise of warrants	24,714,084
Reserves for the exercise of stock options	4,169
Reserves for the vesting of RSUs	100
Total Reserves	24,718,353

9. SHARE-BASED COMPENSATION, STOCK OPTIONS, AND RESTRICTED SECURITIES

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. In March 2019, the Company’s Board approved, and recommended to the Company’s shareholders for approval, an amendment to the 2015 Plan (the “2015 Plan Amendment”), and on January 21, 2020, the Company’ shareholders subsequently approved the 2015 Plan Amendment. The 2015 Plan Amendment increased the maximum number of shares reserved for issuance under the 2015 Plan by 26,667 shares to a total of 32,000 shares. In June 2020, the Company’s Board approved, and recommended to the Company’s shareholders for approval, another amendment to the 2015 Plan to increase the number of shares available for issuance by 400,000 shares, and on August 4, 2020, the Company’ shareholders subsequently approved that amendment. As of December 31, 2020, the total number of shares available to be issued under the 2015 Plan was 427,272 shares, consisting of, (i) 5,333 shares initially authorized under the 2015 Plan shares plus (ii) the shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan, (iii) the 26,667 shares approved for increase during the January 2020 shareholders meeting and (iv) the 400,000 shares approved for increase during the August 2020 shareholders meeting.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

In March 2015, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved the ESPP. The ESPP allows employees to buy company stock twice a year through after-tax payroll deductions at a discount from market. The Company’s Board of Directors initially authorized 250 shares for issuance under the ESPP. Commencing on the first day of the year ended December 31, 2016 and on the first day of each year thereafter during the term of the ESPP, the number of shares of common stock reserved for issuance shall be increased by the lesser of (i) 1% of the Company’s outstanding shares of common stock on such date, (ii) 67 shares or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, in no event shall the aggregate number of shares reserved for issuance during the term of the ESPP exceed 1,667 shares. In December 2020, pursuant to the authority granted to it under the ESPP, the Company’s Board of Directors terminated the ESPP. As a result of such termination, as of December 31, 2020, there were no shares reserved for issuance under the ESPP.

The 2015 ESPP was considered a compensatory plan with the related compensation cost recognized over each respective 6 month offering period. During years ended December 31, 2020 and 2019, none of the Company’s employees participated in the ESPP plan and consequently no compensation expense was recorded.

Share-based compensation

For the years ended December 31, 2020 and 2019, the Company recorded stock-based compensation expense of $215 thousand and $268 thousand, respectively, net of forfeitures. Stock-based compensation recognized was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Research and development	$40	$94
General and administrative	175	174
Total	$215	$268

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which uses the assumptions noted in the following table. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises within the valuation model. The expected term of options granted under the Plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (10 years) and the vesting period (generally, 48 months). For non-employee options, the expected term is the contractual term. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. The impact of forfeitures on compensation expense is recorded as they occur.

The Company did not grant any awards during the year ended December 31, 2020. The assumptions used principally in determining the fair value of options granted during the year ended year ended December 31, 2019, were as follows:

December 31,
2019
Risk-free interest rate	2.55%
Expected dividend yield	0%
Expected term (employee grants)	6 Years
Expected volatility	105%

The Company grants restricted stock units, or RSUs, and RSAs, collectively referred to as restricted securities under the 2015 Equity Incentive Plan. These restricted securities generally vest over a three-year period, contingent on the recipient’s continued employment. Prior to vesting, all RSAs have the right to vote and receive dividends under the 2015 Equity Incentive Plan; however, the Company’s form of Restricted Stock Agreement provides that the payment of dividends on unvested RSAs shall be deferred until such time as the shares vest. The grant date fair value of these awards is based on the fair market value of our common stock on the date of grant.

Stock Options

A summary of option activity as of December 31, 2020 and 2019 and changes for the year then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2018	1,858	$2,976.58	7.32	$—
Granted	3,000	$45.90
Expired	(85)	$6,794.12
Cancelled/Forfeited	(586)	$1,195.25
Outstanding at December 31, 2019	4,187	$1,077.78	8.17	$—
Expired	(17)	$6,780.00
Cancelled/Forfeited	(1)	$3,262.50
Outstanding at December 31, 2020	4,169	$1,054.01	7.18	$—
Vested and Exercisable at December 31, 2020	2,104	$1,984.48	6.38	$—
Vested and expected to vest at December 31, 2020	4,169	$1,054.01	7.18	$—

The Company did not grant any awards during the year ended December 31, 2020. The weighted average grant-date fair value of options granted during the year ended December 31, 2019 was $37.46 per share. The total fair value of options that vested in years ended December 31, 2020 and 2019, was $117 thousand and $135 thousand respectively. For the years ended December 31, 2020 and 2019, the Company recorded stock-based compensation expense of $117 thousand and $165 thousand respectively related to stock options. As of December 31, 2020, there was $61 thousand of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a remaining weighted-average period of 0.84 years at December 31, 2020.

Restricted Securities

The following table summarizes the restricted securities activity under the 2015 Equity Incentive Plan for the years ended December 31, 2020 and 2019:

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance at December 31, 2018	343	$693.17
Granted	6,886	15.59
Vested/Released	(143)	$734.70
Unvested balance at December 31, 2019	7,086	$33.78
Vested	(100)	$660.00
Forfeited	(584)	$15.60
Unvested balance at December 31, 2020	6,402	$25.67

For years ended December 31, 2020 and 2019, the Company recorded stock-based compensation expense of $98 thousand and $103 thousand respectively, related to the time-based restricted securities. As of December 31, 2020, total unrecognized compensation expense related to non-vested restricted securities amounted to $120 thousand which the Company expects to recognize over a remaining weighted-average period of 1.32 years. All the restricted securities that remain unvested and outstanding at December 31, 2020 are subject to time-based vesting.

10. WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at December 31, 2020:

			Number of	Exercise Price as of
Year Issued	Defined Name	Classification	Warrants	December 31, 2020	Date of Expiration
2014	2014 Warrants	Equity	11	$352.50	5/9/2021
2016	2016 Warrants	Equity	2,865	$7,500.00	3/18/2021
2018	2018 Series A Warrants	Equity	211,921	$6.98	6/25/2023
2019	2019 Placement Agent Warrants	Equity	15,168	$4.50	11/21/2024
2020	March 2020 Series A Warrants	Equity	2,545,455	$2.75	3/10/2025
2020	March 2020 Placement Agent Warrants	Equity	165,455	$3.4375	3/5/2025
2020	March 2020 Series B Warrants	Equity	12,728	$0.00001	Until Fully Exercised
2020	April 2020 Series C Warrants	Equity	1,680,240	$1.62	10/17/2025
2020	April 2020 Placement Agent Warrants	Equity	111,491	$2.1875	4/15/2025
2020	October 2020 Placement Agent Warrants	Equity	1,218,750	$1.00	10/22/2025
2020	October 2020 Series A Warrants	Equity	18,750,000	$0.80	10/27/2025
Total			24,714,084
Weighted average exercise price				$2.01
Weighted average life in years					4.73

2019 Warrant Amendments

In November 2019, the Company entered into a Second Amendment to Warrant Agency Agreement and

Warrants, (“the Second Ladenburg Warrant Amendment”), by and between the Company and Continental, as Warrant Agent, that amended the 2018 Series A warrants issued by the Company in the June 2018 underwritten public offering to reflect a reduced exercise price per share of $6.98 from $60.00. As a result of the Second Ladenburg Warrant Amendment, the fair value of the amended 2018 Series A warrants was re-measured immediately prior to the date of the Second Ladenburg Warrant Amendment with changes in fair value recorded as incremental warrant modification expense of $0.7 million in the Company’s consolidated statement of operations for the year ended December 31, 2019.

11. EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “Plan”) covering all employees. Employees must be 21 years of age in order to participate in the Plan. Under the Plan, the Company has the option to make matching contributions. In the second quarter of 2018, the Company revised its 401(k) matching policy to move from share matching to cash-based matching. During the year ended December 31, 2020, the Company contributed $60 thousand in matching cash contributions to employee 401(k) accounts. During the year ended December 31, 2019, the Company contributed $55 thousand in matching cash contributions to employee 401(k) accounts.

12. INTELLECTUAL PROPERTY LICENSE

In July 2007, the Company entered into a worldwide exclusive license (the “BCH License”) for patents co-owned by BCH and MIT initially covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. During 2011, the BCH License was amended, and the Company obtained additional rights for use in the field of peripheral nerve injuries. The BCH License, as amended, has a 15-year term, or as long as the life of the last expiring patent right thereunder, whichever is longer, unless terminated earlier by the licensor, under certain conditions as defined in the related license agreement. In connection with the BCH License, the Company paid an initial $75 thousand licensing fee and is required to pay certain annual maintenance fees, milestone payments and royalties. License fees are capitalized and the gross total at December 31, 2020 and 2019 was $200 thousand (see Note 4). The Company accounts for milestone payments, maintenance fees and royalties when they become due and payable. The Company paid $10 thousand in maintenance fees during each of the years ended December 31, 2020 and 2019.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 3, 2018, the Company entered into a sublease for 5,104 square feet of space for its corporate offices and laboratory space in Cambridge Massachusetts (the “Cambridge Lease”). The Cambridge Lease commenced on May 3, 2018 and expires October 31, 2023 with no renewal options. The Cambridge Lease contains rent holiday and rent escalation clauses.

In connection with the Cambridge Lease, a standby letter of credit was established for $40 thousand. On November 1, 2018, the standby letter of credit was increased to $60 thousand. Under the Cambridge Lease, the Company will be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has estimated its incremental borrowing rate based on electing the remaining lease term as of the adoption date.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

	Year Ended December 31,
Lease cost (In thousands)	2020	2019
Operating lease cost	$364	$364
Short-term lease cost	21	33
Variable lease cost	139	63
Total lease cost	$524	$460

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$21	$33
Operating cash flows from operating leases	375	243
Total cash paid for leases	$396	$276
Weighted-average remaining lease term - operating leases	2.83 Years	3.84 Years
Weighted-average discount rate - operating leases	7.0%	7.0%

Maturities of lease liabilities due under the Company’s Cambridge Lease as of December 31, 2020 is as follows:

Leases (In thousands)	As of December 31, 2020
2021	$386
2022	398
2023	339
Total lease payments	1,123
Less: imputed interest	(103)
Present value of lease liabilities	$1,020

Leases (In thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Lease asset, net	Operating	$928	$1,211
Total lease assets		$928	$1,211

Liabilities
Current	Operating	$327	$294
Non-current	Operating	693	1,020
Total lease liabilities		$1,020	$1,314

Clinical Trial Commitments

The Company has engaged and executed contracts with clinical research organizations (“CROs”) to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of December 31, 2020, approximately $4.5 million remains to be paid on these contracts. The timelines and related costs necessary to complete these trials may vary depending on a number of factors including the rate of patient enrollment into our INSPIRE 2.0 trial. In the event the Company were to terminate the INSPIRE 2.0 trial, certain financial penalties would become payable to the CROs for costs to wind down the terminated trial.

14. RELATED PARTY TRANSACTIONS

In our October 2020 Offering, the Company sold shares of our common stock and warrants to three investors that, based on Schedule 13-G filings with the SEC, owned more than 5% of our outstanding shares at the time of our October 2020 Offering: Sabby Volatility Warrant Master Fund, Ltd., which acquired 535,000 shares of the Company’s common stock and warrants to purchase 3,215,000 shares of the Company’s common stock; Intracoastal Capital, LLC, which acquired 500,000 shares of the Company’s common stock and warrants to purchase 2,000,000 shares of the Company’s common stock; and CVI Investments, Inc., which acquired 500,000 shares of the Company’s common stock and warrants to purchase 500,000 shares of the Company’s common stock. In addition, in the March 2020 Offering, Dr.

Toselli, Mr. Christopher, and Ms. Merrifield participated as purchasers of the Company’s common stock and warrants to purchase the Company’s common stock. Each of Dr. Toselli, Mr. Christopher and Ms. Merrifield acquired 3,636 shares of the Company’s common stock and warrants to purchase 3,636 shares of the Company’s common stock.

15. SUBSEQUENT EVENTS

Subsequent to December 31, 2020, and as of February 25, 2021, the Company issued an aggregate of 10,539,997 and 12,188 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.4 million.

As previously disclosed by the Company on a Current Report on Form 8-K filed on December 8, 2020 with the SEC, on December 4, 2020, the Company received a written notice (the “Initial Notice”) from the Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum closing bid price of $1.00 per share of the Company’s common stock (the “Minimum Bid Price Requirement”). The Initial Notice provided the Company 180 calendar days, or until June 2, 2021, to regain compliance with the Minimum Bid Price Requirement. On February 1, 2021, the Company received a letter (the “Compliance Letter”) from the Listing Qualifications department of Nasdaq notifying the Company that it has regained compliance with the Minimum Bid Price Requirement. The Compliance Letter noted that (i) the Company’s common stock had a closing bid price of at least $1.00 for a minimum of ten consecutive trading days from January 15, 2021 through January 29, 2021, and (ii) the Company has regained compliance with the Minimum Bid Price Requirement. Accordingly, Nasdaq considers the matter closed.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.

Attestation Report of Registered Public Accounting Firm

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide an attestation report of our registered public accounting firm with respect to our internal control over financial reporting.

 Changes in Internal Control Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table sets forth the name, age, and position of each of our executive officers and directors as of February 12, 2021.

NAME	AGE	CURRENT POSITION
Executive Officers
Richard Toselli, M.D.	63	President, Chief Executive Officer, and Director
Richard Christopher	51	Chief Financial Officer
Non-Employee Directors
C. Ann Merrifield (2) (3)	69	Director, Chair of the Board
Daniel R. Marshak, Ph.D. (1) (2)	63	Director
Christina Morrison (1) (2)	54	Director
Richard J. Roberts, Ph.D. (2) (3)	77	Director
Robert J. Rosenthal, Ph.D. (1) (3)	64	Director

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and corporate governance committee

Biographical and certain other information concerning our executive officers and directors is set forth below.

Executive Officers

Richard Toselli, M.D. 63, has served as our President and Chief Executive Officer and a director since February 2018. Prior to being appointed President and Chief Executive Officer and a director, Dr. Toselli served as our Acting Chief Executive Officer from December 2017 to February 2018. Since July 2017, Dr. Toselli has also served as our Chief Medical Officer. Before joining the company, Dr. Toselli served as the Chief Medical Officer for Cochlear Limited, a medical device company, from June 2016 until March 2017. Prior to that, Dr. Toselli served at Sanofi, a pharmaceutical company, from July 2012 to June 2016 in various levels of increasing responsibility, including Vice President of Global Medical Affairs — Immunology and Inflammation, Biologics Division; Vice President of Global Medical Affairs and Head of the Biosurgery Discovery Performance Unit; and Vice President of Global Medical Affairs, Biosurgery. Before his time at Sanofi, he served as Chief Medical/Technology Officer for Covidien Public Limited Company (now Medtronic Public Limited Company), a medical device company, and earlier held the position of Vice President of Evidence-Based Medicine for the device sector at Johnson & Johnson, a medical device, pharmaceutical and consumer packaged goods manufacturing company. Prior to that, Dr. Toselli held various roles at DePuy Synthes Spine, Inc., a medical device company, including Director of Medical Affairs, Worldwide Vice President of Research and Development, and Worldwide Vice President of Clinical Evidence and External Relations. Dr. Toselli holds a Bachelor of Arts from Providence College, his medical degree from Brown University, and a Master of Business Administration from the UNC’s Kenan-Flagler Business School. Dr. Toselli is a board-certified neurological surgeon.

Richard Christopher, 51, was appointed as our Chief Financial Officer in January 2019.  Previously, Mr. Christopher was the Chief Financial Officer of iCAD, Inc. from December 2016 through January 2019.  iCAD, Inc. is a Nasdaq-listed company with a focus on therapies and solutions for the early identification and treatment of cancer.  Prior to iCAD, Inc., Mr. Christopher was Chief Financial Officer from March 2014 through December 2016 and Chief Operating Officer from October 2015 through December 2016 of Caliber Imaging & Diagnostics, Inc., a medical technology company focused on cancer detection imaging solutions, with primary applications in dermatology. Prior to Caliber and starting in 2000, Mr. Christopher held various positions of increasing responsibility at DUSA Pharmaceuticals, Inc., a Nasdaq-listed dermatology company focused on the treatment of precancerous skin lesions, where he ultimately served as Chief Financial Officer from January 2005 through its acquisition and integration into Sun Pharmaceuticals Industries Ltd in April 2013. Mr. Christopher holds a Master of Science in Accounting from Suffolk University and a Bachelor of Science in Finance from Bentley University.

Non-Employee Directors

C. Ann Merrifield, 69, has been a director of our company since November 2014. She currently serves as a board director for a number of public and private companies which include Flexion Therapeutics, a public biotechnology company; Lyra Therapeutics, a public biotechnology company; and MassMutual Premier, Select, MML and MMLII Funds, a portfolio of mutual funds. Ms. Merrifield also serves as trustee and director on several other boards including Partners Continuing Care, the post-acute care services division of Partners HealthCare; Huntington Theatre Company, a non-profit organization; and the YMCA of Greater Boston. She also served on the Board of Directors of Juniper Pharmaceuticals, a specialty pharmaceuticals company, from 2015 to 2018 when it was acquired by Catalent, and Ms. Merrifield served on the Board of Veritas Genetics, a private genomics company, from 2015 through 2018. Previously, Ms. Merrifield served as President, Chief Executive Officer and a director of PathoGenetix, a genomics company focused on developing an automated system for rapid bacterial identification from 2012 until July 2014 when the company filed for Chapter 7 bankruptcy. Prior to then, she spent 18 years at Genzyme Corporation, serving in a number of leadership roles including President of Genzyme Biosurgery, President of Genzyme Genetics and Senior Vice President Business Excellence. She holds a B.A. in zoology and a Master of Education from the University of Maine and an M.B.A. from the Tuck School of Business at Dartmouth College. Ms. Merrifield brings to our Board an invaluable amount of experience and expertise over her long career in the life sciences industry.

Daniel R. Marshak, Ph.D., 63, has been a director of our company since September 2014. He has served as part-time Chief Technology Officer to Phase Scientific International Ltd., a medical device and clinical diagnostics company, since 2017. He most recently served in a full-time role as Senior Vice President and Chief Scientific Officer for PerkinElmer, Inc., a human and environmental health company, until September 2014. Prior to joining PerkinElmer in 2006, Dr. Marshak was Vice President and Chief Technology Officer, Biotechnology, for Cambrex Corporation (NYSE:CBM) and earlier, Chief Scientific Officer at Osiris Therapeutics Inc. Dr. Marshak has received numerous awards for scientific and academic achievements and is named as inventor on six issued U.S. patents. Dr. Marshak has served on the Board of Directors of Tecan Group (Swiss:TECN), a leading global provider of laboratory instruments and solutions in biopharmaceuticals, forensics and clinical diagnostics, since 2018. He also serves on the Board of Directors LifeVault Bio in Massachusetts, USA, a private, early-stage company, as well as Elevian, Inc., a private biotechnology company located in Massachusetts, USA, and RareCyte, Inc., a private biotechnology company located in Washington, USA. Dr. Marshak is the author of more than 100 scientific publications, including one textbook, and has been the editor of five monographs. He held an appointment as Adjunct Associate Professor at the Johns Hopkins University School of Medicine, served as Senior Staff Investigator at Cold Spring Harbor Laboratory, and previously taught graduate biochemistry as an Assistant Professor at the State University of New York, now Stony Brook University. Dr. Marshak received his B.A. degree in biochemistry and molecular biology from Harvard University, and he holds a Ph.D. in biochemistry and cell biology from The Rockefeller University. Dr. Marshak brings to our Board extensive industry experience and a deep understanding of the science and technology behind our business.

Christina Morrison, 54, has served as a director of our company since June 2016. Ms. Morrison has served as Chief Financial Officer of Physicians Endoscopy, an ambulatory surgical center management company, since April 2018. Prior to that Ms. Morrison served as the Senior Vice President of Finance of Aramark, a publicly traded foodservice, facilities and uniform services provider, from June 2013 until July 2016. Prior to joining Aramark, Ms. Morrison was Senior Vice President of Business and Financial Planning at Merck & Co., Inc., a publicly traded pharmaceutical company, from November 2009 to June 2013. Before that, Ms. Morrison spent five years at Wyeth Pharmaceuticals, a publicly traded pharmaceutical company, serving in a number of leadership roles including Senior Vice President and Chief Financial Officer of the pharmaceutical division. Ms. Morrison holds an M.B.A. from the Tuck School of Business at Dartmouth College and a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Morrison brings to our Board significant financial experience and a decade of experience in the pharmaceutical industry.

Richard J. Roberts, Ph.D., 77, has been a director of our company since October 2010 and a director of InVivo Therapeutics Corporation, our wholly-owned subsidiary, since November 2008. Dr. Roberts initially joined InVivo Therapeutics Corporation’s Scientific Advisory Board in June 2007 and continued as a member of our Scientific Advisory Board. He has served as Chief Scientific Officer at New England Biolabs, a life sciences company, since February 2007. Dr. Roberts was awarded the 1993 Nobel Prize in Physiology of Medicine along with Phillip Allen Sharp for the discovery of introns in eukaryotic DNA and the mechanism of gene-splicing. He holds a B.Sc. in Chemistry and a Ph.D. in Organic Chemistry from the University of Sheffield, U.K. Dr. Roberts brings the Board his significant experience and understanding of the science and technology involved in our business.

Robert J. Rosenthal, Ph.D., 64, has been a director of our company since November 2019. Dr. Rosenthal currently serves as Chairman of the Board of Directors of Taconic Biosciences, Inc., a privately-held provider of research models for the pharmaceutical and biotech industry, where from 2014 to 2019 he also served as Chief Executive Officer. Dr. Rosenthal also currently serves as a director of the Bruker Corporation, a publicly traded manufacturer of analytic instruments, since 2015. Dr. Rosenthal has served since 2007 as a director of Safeguard Scientifics, Inc., a publicly-traded provider of capital for early- and growth-stage companies, and as Chairman of its Board of Directors since May 2016. Since 2013, he has also served as a director of Galvanic Applied Sciences, Inc., a privately-held Canadian company. Since 1995, Dr. Rosenthal previously served in a variety of senior management positions with companies involved in the development of diagnostics, therapeutics, medical devices, and life sciences tools, most recently including from 2010 through 2012 as President and Chief Executive Officer of IMI Intelligent Medical Implants, AG, a medical technology company, and from 2005 through 2009 as President and Chief Executive Officer of Magellan Biosciences, Inc., a provider of clinical diagnostics and life sciences research tools. Earlier in his career, Dr. Rosenthal served in senior management positions at Perkin Elmer Inc. and Thermo Fisher Scientific, Inc. Dr. Rosenthal holds a Ph.D. from Emory University and a Master of Science degree from the State University of New York. Dr. Rosenthal brings to our Board an extensive understanding of and experience in strategic planning and positioning; corporate, business and product development; operations management; capital markets transactions; debt and equity financings; fund-raising; merger and acquisition transactions; corporate finance; and corporate governance.

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

To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2020, no person required to file reports under Section 16(a) of the Exchange Act failed to file such reports on a timely basis.

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

Audit Committee

The Board has designated our Audit Committee as a principal standing committee. The members of our Audit Committee are Ms. Morrison, Dr. Marshak and Dr. Rosenthal. Dr. Rosenthal is the chair of our Audit Committee. Our Board has determined that each of Ms. Morrison, Dr. Marshak and Dr Rosenthal is independent as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board has determined that Dr. Rosenthal is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K. See “Non-Employee Directors – Robert Rosenthal” above for a description of Dr. Rosenthal’s relevant experience.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation of (i) our Chief Executive Officer and (ii) our Chief Financial Officer. Such officers are collectively referred to as our “named executive officers.”

2020 Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by, or paid to our named executive officers.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal			Bonus	Awards	Awards	Compensation	Compensation
Position	Year	Salary ($)	($)(1)	($)(2)	($)(2)	($)	($)		Total ($)
Richard Toselli	2020	499,200	316,160	—	—	—	17,127	(4)	832,487
President and Chief Executive Officer (3)	2019	480,000	716,000	35,880	—	—	27,433	(5)	1,259,313

Richard Christopher	2020	343,200	196,768	—	—	—	18,375	(7)	558,343
Chief Financial Officer (6)	2019	311,297	212,575	24,700	112,391	—	16,747	(8)	677,710

1.	See below, “Narrative to Summary Compensation Table – Bonuses” for a description of the bonuses paid to Dr. Toselli and Mr. Christopher in 2020 and 2019.
2.	The amounts shown in this column represent the aggregate grant date fair value of the option awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the individual. The assumptions used in determining grant date fair value of these awards are set forth in Note 9 to our Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
3.	Dr. Toselli joined our company as Acting Chief Executive Officer effective December 18, 2017 and was appointed our President, Chief Executive Officer, and Director effective February 2, 2018. Previously, he served as a consultant Chief Medical Officer.
4.	Represents (i) $114 in vested restricted stock, (ii) $14,250 in 401(k) cash matching contributions under our 401(k) profit sharing plan, (iii) $2,313 in accommodation expenses and (iv) $450 in commuting expenses.
5.	Represents (i) $2,220 in vested restricted stock, (ii) $14,000 in 401(k) cash matching contributions under our 401(k) profit sharing plan and (iii) $11,213 in accommodation expenses.
6.	Mr. Christopher joined our company as Chief Financial Officer effective January 14, 2019.
7.	Represents (i) $14,250 in 401(k) cash matching contributions under our 401(k) profit sharing plan and (ii) $4,125 in commuting expenses.
8.	Represents (i) $12,692 in 401(k) cash matching contributions under our 401(k) profit sharing plan and (ii) $4,055 in commuting expenses.

Narrative to Summary Compensation Table

Base Salary. In 2019, we paid Dr. Toselli an annualized base salary of $480,000, and our Board of Directors increased Dr. Toselli’s annualized base salary to $499,200 effective January 1, 2020.  In 2020, we paid Dr. Toselli an annualized base salary of $499,200. In 2019, we paid Mr. Christopher an annualized base salary of $330,000, which was pro-rated to reflect the number of days he served as our Chief Financial Officer following his appointment in January 2019.  Our Board of Directors increased Mr. Christopher’s annualized base salary to $343,200 effective January 1, 2020. In 2020, we paid Mr. Christopher an annualized base salary of $343,200. We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our named executive officers. Dr. Toselli’s employment agreement provides that his salary will be reviewed by the Board and adjusted upward no less frequently than annually. Mr. Christopher is not party to an employment agreement or other arrangement that provides for automatic or scheduled increases in base salary.

Bonuses. Our Board may, in its discretion, award bonuses to our named executive officers from time to time. We typically establish annual bonus targets based around a set of specified corporate goals for our named executive officers and conduct an annual performance review to determine the attainment of such goals. Our management may propose bonus awards to our Board primarily based on such review process. Our Board makes the final determination of the eligibility requirements for and the amount of such bonus awards. Under the terms of their respective employment agreements, each of our named executive officers is eligible to receive an annual performance-based bonus, as determined by our Board in its sole discretion, with a target of a specified percentage of such officer’s annual base salary earned in such particular calendar year, which percentage shall be subject to adjustment from time to time by our Board in its sole discretion. Our Board determines the amount of the bonus, if any, based on its assessment of the named executive officer’s performance and that of the company against appropriate goals established annually by our Board. The current target annual bonus percentage for each of our named executive officers is 50% and 40% for Dr. Toselli and Mr. Christopher, respectively.

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

With respect to 2020, we awarded Dr. Toselli a performance bonus of $149,760 based on our achievement of certain company goals. In 2020, we also awarded Dr. Toselli a special bonus of $166,400, which was contingent upon his continued service as an active employee of the Company through December 31, 2020. In 2020, we awarded Mr. Christopher a performance bonus of $82,368 based on our achievement of certain company goals. In 2020, we also awarded Mr. Christopher a special bonus of $114,400, which was contingent upon his continued service as an active employee of the Company through December 31, 2020.

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

In 2019, we granted options to purchase an aggregate of 3,000 shares of Common Stock to Mr. Christopher, and we granted 2,300 and 1,584 shares of restricted Common Stock to Dr. Toselli and Mr. Christopher, respectively. We did not grant any equity awards to Dr. Toselli or Mr. Christopher in 2020.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the option and stock awards made to our named executive officers that were outstanding on December 31, 2020.

	Option Awards						Stock Awards

										Market
		No. of	No. of					Number of		Value of
		Securities	Securities					Shares or		Shares or
		Underlying	Underlying					Units of		Units of
		Unexercised	Unexercised		Option	Option		Stock That		Stock That
	Award	Options (#)	Options (#)		Exercise	Expiration	Award Grant	Have Not		Have Not
Name	Grant Date	Exercisable	Unexercisable		Price ($)	Date	Date	Vested (#)		Vested ($)(1)
Richard Toselli	7/5/2017	371	63	(2)	1,912.50	7/5/2027
							12/18/2017	100	(3)	81
							9/25/2019	2,300	(4)	1,863
Richard Christopher	1/14/2019	1,000	2,000	(5)	45.90	1/14/2029
							9/25/2019	1,584	(6)	1,283

(1)	The value of the award is based on a price per restricted stock unit award of $0.81, the closing sale price of our common stock on December 31, 2020.
(2)	25% of the shares underlying the option vested on the first anniversary of the grant date, and the remaining shares vest on a monthly basis in equal monthly installments, subject to continued service.
(3)	Represents 400 RSU’s awarded to Dr. Toselli, which vested as to 25% of the total underlying shares on the first anniversary of the grant date and the remainder vests in equal semiannual installments until fully vested on the fourth anniversary of the grant date, subject to continued service.
(4)	Represents 2,300 shares of restricted stock, which vest 100% on September 25, 2022, subject to continued service.
(5)	One third (1/3) of the shares underlying the stock option vested on the first anniversary of the grant date and will vest as to one third (1/3) of the shares underlying the stock option on January 14, 2021 and the remaining one third (1/3) of the shares underlying the stock option on January 14, 2022, subject to continued service.
(6)	Represents 1,584 shares of restricted stock, which vest 100% on September 25, 2022, subject to continued service.

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

Subject to the terms of the 2015 Plan, the Compensation Committee has the authority to;

●	decide which individuals will receive awards under the 2015 Plan;
●	specify the type of award to be granted and the terms and conditions upon which an award will be granted and may be earned (including, when and how an award may be exercised or earned and the exercise price, if applicable, associated with each award);
●	prescribe any other terms and conditions (including accelerated vesting or forfeiture provisions) affecting an award;
●	adopt, amend and rescind rules and regulations relating to the 2015 Plan; and

●	make all other decisions necessary or advisable for the administration and interpretation of the 2015 Plan.

Any decisions of the Compensation Committee regarding the 2015 Plan shall be final, conclusive and binding on all persons or entities, including the company and participants.

Eligibility.   The individuals eligible to receive awards under the 2015 Plan are officers, directors, employees, and consultants who provide services to us or any “related entity,” which means any subsidiary, and any business, corporation, partnership, limited liability company or other entity designated by the Board, in which the Company or a Subsidiary holds a substantial ownership interest, directly or indirectly.  At this time, there is only one related entity, our wholly owned subsidiary, InVivo Therapeutics, Corp.  However, only employees of the company (or related entities) are eligible to receive incentive stock options, or ISOs. There are approximately six employees of our Company, four non-employee directors of our Company and three consultants to our Company who would currently be eligible to participate in the 2015 Plan. Actual participation and receipt of an award under the 2015 Plan will be determined by the Compensation Committee in its sole discretion.

Shares Subject to the 2015 Plan.    At the Annual Meeting held on January 21, 2020, the Company’s stockholders approved an amendment to the Company’s 2015 Equity Incentive Plan (as so amended, the “Incentive Plan”) to increase the number of shares available for issuance thereunder by 26,667 to a total of 32,000 shares (after reflecting the 1-for-30 reverse stock split the company completed on February 11, 2020). In June 2020, the Company’s Board approved, and recommended to the Company’s shareholders for approval, another amendment to the 2015 Plan (the “Second Amendment”). On August 4, 2020, the Company’ shareholders approved the Second Amendment, which increased the number of shares available for issuance by 400,000 shares plus (i) the number of shares that remained available for issuance under the Company’s 2010 Equity Incentive Plan, as amended (the “Prior Plan”) as of the date that the Incentive Plan became effective and (ii) the number of shares that were subject to outstanding awards under the Prior Plan the date the Incentive Plan became effective that become available in the future due to cancellation, forfeiture or expiration of such outstanding awards and corresponding adjustments that will be reflected in various share limitations.

Shares under the 2015 Plan may only be reused for new grants if the shares were subject to an award that was forfeited, expired or otherwise terminated without issuance of the underlying shares, or if the award was settled for cash and does not otherwise involve the issuance of underlying shares.

Limitations on Certain Types of Awards.    The maximum number of shares that may be delivered under the 2015 Plan as a result of the exercise of the incentive stock options is 432,000 shares. In addition, there are individual participant limitations, including (i) no grant of options and/or stock appreciation rights of more than 432,000 shares per participant per fiscal year; (ii) no grant of restricted stock, restricted stock units, performance shares and/or other stock-based awards denominated in or valued by reference to a designated number of shares, with respect to more than 432,000 shares per fiscal year; and (iii) no grant of performance units payable in cash of more than (x) $2,000,000 per fiscal year, pro-rated for a performance period that is less than 12 months, and (y) $2,000,000 per fiscal year with respect to any performance period that is more than 12 months.  No non-employee director may be granted awards under the 2015 Plan that have a grant date fair market value (determined for financial accounting purposes) that exceeds $1,000,000 in the aggregate per fiscal year.

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

Options may take two forms, nonstatutory options, or NSOs, and ISOs. ISOs will be designed to comply with the provisions of the Code and will be subject to certain restrictions contained in the Code in order to qualify as ISOs. Among such restrictions, ISOs must:

●	have an exercise price not less than the fair market value of our common stock on the date of grant, or if granted to certain individuals who own or are deemed to own at least 10% of the total combined voting power of all of our classes of stock ("10% stockholders"), then such exercise price may not be less than 110% of the fair market value of our common stock on the date of grant;
●	be granted only to our employees and employees of our subsidiary entities;
●	be exercised within ten years after the date of grant, or with respect to 10% stockholders, no more than five years after the date of grant; and
●	not be first exercisable for more than $100,000 worth of value per calendar year, determined based on the grant date fair market value.

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

Richard Christopher, Chief Financial Officer.  In connection with his employment with the Company and pursuant to the terms of an employment agreement dated December 24, 2018, Mr. Christopher receives an annual base salary of $330,000. Mr. Christopher is also eligible for an annual bonus that targets forty percent (40%) of his annualized base salary based upon achievement of certain performance goals.  On January 14, 2019, the Board granted Mr. Christopher a nonstatutory stock option to purchase up to 3,000 shares of the Company’s common stock, as an inducement grant outside of the Company’s 2015 Stock Incentive Plan pursuant to Nasdaq Listing Rule 5635(c)(4) (the “Inducement Award”). The Inducement Award has an exercise price per share equal to $45.90, the closing price of a share of our common stock on the grant date, and vested as to one-third (1/3) of the shares of the underlying stock option on January 14, 2020, and will vest as to one third (1/3) of the shares of the underlying stock option on January 14, 2021 and the remaining one third (1/3) of the shares of the underlying stock option on January 14, 2022, provided that if within one year following a change in control Mr. Christopher’s employment is terminated by him for Good Reason (as defined in the employment agreement) or by the Company or its successor without Cause (as defined in the employment agreement), the Inducement Award will be immediately exercisable in full.

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

2020 Director Compensation

The following table sets forth the compensation of our non-employee directors for 2020. For information on the compensation of Dr. Toselli, our current President and Chief Executive Officer, see “Executive Compensation” above.

				Non-Equity	Nonqualified
				Deferred	Deferred
	Fees Earned or		Option	Compensation	Compensation	All Other
	Paid in Cash	Stock Awards	Awards	Earnings	Earnings	Compensation	Total
Name	($)	($)(1)	($)(1)(2)	($)	($)	($)	($)
Daniel R. Marshak, Ph.D.	54,489	—	—	—	—	418	54,907
C. Ann Merrifield	74,489	—	—	—	—	—	74,489
Richard J. Roberts, Ph.D.	45,739	—	—	—	—	—	45,739
Christina Morrison	52,614	—	—	—	—	—	52,614
Robert J. Rosenthal, Ph.D.	50,114	—	—	—	—	—	50,114

(1)	None of the Company’s directors received stock awards or option awards during 2020.
(2)	As of December 31, 2020, the aggregate number of options to purchase shares of our common stock outstanding for each director listed above, including both vested and unvested shares, was as follows: Dr. Marshak, 85 shares; Ms. Merrifield, 85 shares; Dr. Roberts, 136 shares; Ms. Morrison, 68 shares; and Dr. Rosenthal, did not have any options outstanding.

Our director compensation policy provides for the following compensation to our non-employee directors:

●	an annual retainer of $40,000 per year, paid quarterly, to each non-employee director;
●	an annual retainer of $15,000, paid quarterly, to the Audit Committee chairperson, and an annual retainer of $7,500, paid quarterly, to each member of the Audit Committee of the Board;
●	an annual retainer of $10,000, paid quarterly, to the Compensation Committee chairperson, and an annual retainer of $5,000, paid quarterly, to each member of the Compensation Committee of the Board;
●	an annual retainer of $7,500, paid quarterly, to the Nominating and Corporate Governance Committee chairperson, and an annual retainer of $3,750, paid quarterly, to each member of the Nominating and Corporate Governance Committee of the Board;
●	an annual retainer of $25,000, paid quarterly, to the Chair of the Board; and
●	when applicable, an annual retainer of $15,000, paid quarterly, to any Lead Director of the Board.

Non-employee directors are reimbursed for reasonable travel expenses in connection with attendance at meetings of the Board or any of its committees that are conducted in person and other activities directly related to the service to the company.

At the Board’s discretion, each non-employee director may also receive an annual grant of a stock option to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. Any such options vest in 12 equal installments on each monthly anniversary of the date of grant until fully vested on the first anniversary of the date of grant, provided that such director remains a director of our company on each such vesting date. Alternatively, the Board may elect to grant restricted stock units or restricted stock awards.  The Company did not grant any equity awards to any of the non-employee directors in 2020.

Pay Ratio

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 12, 2021 with respect to the beneficial ownership of our common stock by:

●	each of our directors
●	each of our named executive officers; and
●	all of our current executive officers and directors as a group

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power, and his or her address is c/o InVivo Therapeutics Holdings Corp., One Kendall Square, Suite B14402, Cambridge, MA 02139. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days of February 12, 2021 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common stock of each person or entity named in the following table is based on 29,268,289 shares of our common stock outstanding as of February 12, 2021.

		Percentage of
	Number of Shares	Common Stock
	of Common Stock	Beneficially
Name of Beneficial Owner	Beneficially Owned	Owned
Directors and Named Executive Officers
Richard Toselli, M.D. (1)	10,181	*	%
Richard Christopher (2)	10,856	*
Daniel R. Marshak, Ph.D. (3)	85	*
C. Ann Merrifield (4)	7,360	*
Richard J. Roberts, Ph.D. (5)	426	*
Christina Morrison (6)	68	*
Robert J. Rosenthal, Ph.D. (7)	—	*
All current directors and executive officers as a group (7 persons) (8)	28,976	0.1%

*Percentage of shares beneficially owned does not exceed one percent.

(1)	Consists of (a) 3,838 shares of common stock owned by Dr. Toselli, (b) 407 shares of common stock underlying options held by Dr. Toselli that are exercisable as of February 12, 2021 or will become exercisable within 60 days after such date, (c) 3,636 shares of common stock underlying warrants held by Dr. Toselli that are exercisable as of February 12, 2021 and (d) 2,300 shares of restricted Common Stock granted to Dr. Toselli.
(2)	Consists of (a) 3,636 shares of common stock owned by Mr. Christopher (b) 2,000 shares of common stock underlying options held by Mr. Christopher that are exercisable as of February 12, 2021 or will become exercisable within 60 days after such date, (c) 3,636 shares of common stock underlying warrants held by Mr. Christopher that are exercisable as of February 12, 2021 and (d) 1,584 shares of restricted Common Stock granted to Mr. Christopher.
(3)	Consists solely of shares of common stock underlying options held by Dr. Marshak that are exercisable as of February 12, 2021 or will become exercisable within 60 days after such date.
(4)	Consists of (a) 3,639 shares of common stock owned by Ms. Merrifield, (b) 3,636 shares of common stock underlying warrants held by Ms. Merrifield that are exercisable as of February 12, 2021 and (c) 85 shares of common stock underlying options held by Ms. Merrifield that are exercisable as of February 12, 2021 or will become exercisable within 60 days after such date.
(5)	Consists of (a) 290 shares of common stock owned by Dr. Roberts and (b) 136 shares of common stock underlying options held by Dr. Roberts that are exercisable as of February 12, 2021 or will become exercisable within 60 days after such date.

(6)	Consists solely of shares of common stock underlying options held by Ms. Morrison that are exercisable as of February 12, 2021 or will become exercisable within 60 days after such date.
(7)	Mr. Rosenthal does not own any shares of the Company.
(8)	Consists of (a) 11,403 shares of common stock owned by all current executive officers and directors as a group (b) 2,781 shares of common stock underlying options that are exercisable as of February 12, 2021 or will become exercisable within 60 days after such date, (c) 10,908 shares of common stock underlying warrants that are exercisable as of February 12, 2021 and (c) 3,884 shares of restricted Common stock.

Stockholders Known by Us to Own 5% or More of Our Common Stock

		Percentage of
	Number of Shares	Common Stock
	of Common Stock	Beneficially
Name of Beneficial Owner	Beneficially Owned	Owned
Intracoastal Capital LLC (1)	1,555,715	6.8%
Lind Global Macro Fund, LP (2)	2,269,025	9.9%

(1)	The information regarding Intracoastal Capital LLC is based solely on its Schedule 13/G filed with the SEC on January 29, 2021, wherein Intracoastal Capital LLC declared beneficial ownership of 1,555,715 shares of the Company’s common stock, which consisted of (i) 305,715 shares of common stock issuable upon exercise of a warrant held by Intracoastal (“Intracoastal Warrant 1”) and (ii) 1,250,000 shares of common stock issuable upon exercise of a second warrant held by Intracoastal (“Intracoastal Warrant 2”), and all such shares of common stock represented beneficial ownership of approximately 6.8% of the common stock, based on (1) 21,171,836 shares of common stock outstanding as of November 2, 2020 as reported by the Company, plus (2) 305,715 shares of common stock issuable upon exercise of Intracoastal Warrant 1 and (3) 1,250,000 shares of common stock issuable upon exercise of Intracoastal Warrant 2.
(2)	The information regarding Lind Global Macro Fund, LP. is based solely on its Schedule 13/G filed with the SEC on January 20, 2021, wherein Lind Global Macro Fund, LP declared beneficial ownership consisting of (a) 727,725 common shares and (b) warrants to purchase 3,638,000 common shares (the “Warrants”), however, due to the exercise limitations of the Warrants, the beneficial ownership of the Warrants, at the time of the 13/G filing, was limited to 1,541,300 Warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information about shares of our common stock that may be issued under our existing equity compensation plan as of December 31, 2020, which consists of our 2007 Equity Incentive Plan, 2010 Equity Incentive Plan, 2015 Equity Incentive Plan, and Employee Stock Purchase Plan or other equity compensation plans not approved by security holders.

Equity Compensation Plan Information

	(a)		(c)
	Number of		Number of securities
	securities	(b)	remaining available
	to be issued upon	Weighted-average	for future issuance
	the exercise of	exercise price	under equity
	outstanding	of outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants	reflected in column
Plan Category	rights	and rights	(a))
Equity compensation plans approved by security holders	7,571	$562.20	427,272
Equity compensation plans not approved by security holders (1)	3,000	45.90	—
Total	10,571	$415.68	427,272

(1)	Consists of a stock option award approved by our Board as an inducement material to our Chief

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

Director Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent, that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that compensation committee members also satisfy heightened independence requirements contained in the Nasdaq Listing Rules as well as Rule 10C-1 under the Exchange Act. Under Nasdaq Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board, or any other Board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. When determining the independence of the members of our compensation committee under the heightened independence requirements contained in the Nasdaq Listing Rules and Rule 10C-1 under the Exchange Act, our Board is required to consider all factors specifically relevant to determining whether a director has a relationship with us that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1)

the source of compensation of that director, including any consulting, advisory, or other compensatory fee paid by us to that director; and (2) whether that director is affiliated with our company, a subsidiary of our company, or an affiliate of a subsidiary of our company.

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

Our Board also determined that Ms. Morrison, Dr. Marshak, and Dr. Rosenthal, who comprise our audit committee, and Ms. Merrifield, Ms. Morrison, Dr. Marshak, and Dr. Roberts, who comprise our compensation committee, satisfy the independence standards for such committees established by the Securities and Exchange Commission (“SEC”) and the Nasdaq Listing Rules, as applicable. In making such determinations, our Board considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees.

Audit Fees

Firm	Year	Fees ($)(1)
RSM US LLP	2020	212,588
	2019	208,859

(1)	Audit fees in each of 2020 and 2019 consisted of fees incurred for professional services rendered for the audit of consolidated financial statements and for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10‑Q.

Audit-Related Fees

Firm	Year	Fees ($)(1)
RSM US LLP	2020	136,500
	2019	97,120

(1)	Audit-related fees in 2020 and 2019 paid to RSM US LLP or RSM consisted of fees related to the delivery of comfort letters in conjunction with proposed common stock financings and consents in conjunction with registration statements.

Tax Fees

There were no fees paid to RSM for any tax-related services in 2020 or 2019.

All Other Fees

There were no other fees paid to RSM in 2020 or 2019.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee is responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the Audit Committee before the services were rendered. The Audit Committee has considered the nature and amount of fees billed by RSM US LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining RSM US LLP’s independence.

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

3.8

Amended and Restated Bylaws of InVivo Therapeutics Holdings Corp, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2020).

4.1+	Description of the Registrant’s Securities.
4.2

Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 20, 2020).

4.3		Form of Warrant of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 6, 2014).
4.4		Form of Warrant Agreement (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 3, 2016).
4.5		Form of Series A Warrant (incorporated by reference from Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018).
4.6

Amendment to Warrant Agency Agreement, by and between InVivo Therapeutics Holdings Corp. and Continental Stock Transfer & Trust Company, as Warrant Agent, dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 28, 2018).

4.7

Second Amendment to Warrant Agency Agreement and Warrant, by and between InVivo Therapeutics Holdings Corp. and Continental Stock Transfer & Trust Company, as Warrant Agent, dated November 20, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019).

4.8		Form of Series A Warrant, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019).
4.9		Form of Placement Agent Warrant of InVivo Therapeutics Holdings Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 24, 2020).
4.10		Form of Series A Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2020).
4.11		Form of Series B Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2020).
4.12		Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2020).
4.13		Form of Series C Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2020).
4.14		Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2020).
4.15

Form of Series A Warrant (incorporated by reference from Exhibit 4.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-249353), as filed with the SEC on October 16, 2020)

4.16

Form of Series B Pre-Funded Warrant (incorporated by reference from Exhibit 4.13 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-249353), as filed with the SEC on October 16, 2020)

4.17

Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.14 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-249353), as filed with the SEC on October 16, 2020)

10.1*

InVivo Therapeutics Corp. 2007 Employee, Director and Consultant Stock Plan (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.2(i)	*

Form of Incentive Stock Option Agreement by and between InVivo Therapeutics Corp. and participants under the 2007 Employee, Director and Consultant Stock Plan (incorporated by reference from Exhibit 10.11(i) to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).

10.2(ii)*

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
10.15*

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

10.17*

Employment Agreement, dated December 18, 2017, by and between Richard Toselli and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018).

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

10.25*

Form of Restricted Stock Unit Agreement under the Company’s 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 20, 2020).

21.1	Subsidiaries of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).
23.1+	Consent of RSM US LLP.
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

INVIVO THERAPEUTICS HOLDINGS CORP.
Date: March 1, 2021	By:	/s/ RICHARD TOSELLI, M.D
		Name:	Richard Toselli
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2021	By:	/s/ RICHARD CHRISTOPHER
		Name:	Richard Christopher
		Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Toselli M.D Richard Toselli	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021

/s/ Richard Christopher Richard Christopher	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2021

/s/ C. Ann Merrifield C. Ann Merrifield	Chair of the Board	March 1, 2021

/s/ Daniel R. Marshak Daniel R. Marshak	Director	March 1, 2021

/s/ Christina Morrison Christina Morrison	Director	March 1, 2021

/s/ Richard J. Roberts	Director	March 1, 2021
Richard J. Roberts

/s/ Robert Rosenthal	Director	March 1, 2021
Robert Rosenthal