Form 10-Q
period 2021-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2021-05-10
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 5, 2021, 34,264,756 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2021

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	March 31,	December 31,
	2021	2020
ASSETS:
Current assets:
Cash and cash equivalents	$24,767	$19,493
Prepaid expenses and other current assets	751	163
Total current assets	25,518	19,656
Property, equipment and leasehold improvements, net	76	85
Restricted cash - non current	110	110
Operating lease right-of-use assets	853	928
Prepaid clinical trial expenses	1,122	1,122
Other assets	4	9
Total assets	$27,683	$21,910
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$640	$481
Operating lease liabilities	336	327
Accrued expenses	499	1,164
Total current liabilities	1,475	1,972
Other liabilities	79	59
Operating lease liabilities - non current	605	693
Total liabilities	2,159	2,724
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 50,000,000 shares; 34,264,756 shares issued and outstanding, including 6,302 shares of unvested restricted stock, at March 31, 2021; authorized 50,000,000 shares; 23,631,886 shares issued and outstanding, including 6,302 shares of unvested restricted stock, at December 31, 2020	3	3
Additional paid-in capital	255,978	247,417
Accumulated deficit	(230,457)	(228,234)
Total stockholders’ equity	25,524	19,186
Total liabilities and stockholders’ equity	$27,683	$21,910

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$1,012	$1,051
General and administrative	1,212	1,377
Total operating expenses	2,224	2,428
Operating loss	(2,224)	(2,428)
Other income:
Interest income	1	14
Other income	1	14
Net loss	$(2,223)	$(2,414)
Net loss per share, basic and diluted	$(0.08)	$(2.47)
Weighted average number of common shares outstanding, basic and diluted	29,473,621	976,121

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	550,736	$2	$224,741	$(219,160)	$5,583
Share-based compensation expense	—	—	70	—	70
Fractional shares issued due to 1 for 30 reverse stock split	7,692	—	—		—
Issuance of common stock and warrants in public offering	955,613	—	6,035	—	6,035
Issuance of common stock upon exercise of warrants	1,057,512	—	286	—	286
Net loss	—	—	—	(2,414)	(2,414)
Balance as of March 31, 2020	2,571,553	$2	$231,132	$(221,574)	$9,560

	Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	23,631,886	$3	$247,417	$(228,234)	$19,186
Share-based compensation expense	—	—	52	—	52
Issuance of common stock upon exercise of warrants	10,632,870	—	8,509	—	8,509
Net loss	—	—	—	(2,223)	(2,223)
Balance as of March 31, 2021	34,264,756	$3	$255,978	$(230,457)	$25,524

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,223)	(2,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	11
Amortization of operating lease right-of-use assets	75	69
Share-based compensation expense	52	70
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(588)	(590)
Accounts payable	159	46
Operating lease liability	(79)	(71)
Accrued expenses and other liabilities	(645)	(843)
Net cash used in operating activities	(3,235)	(3,722)
Cash flows from financing activities:
Proceeds from exercise of warrants	8,509	286
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	—	6,035
Net cash provided by financing activities	8,509	6,321
Increase in cash and cash equivalents and restricted cash	5,274	2,599
Cash, cash equivalents and restricted cash at beginning of period	19,603	6,716
Cash, cash equivalents and restricted cash at end of period	$24,877	9,315
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Fair value of warrants issued in connection with financing activities	$—	$3,683

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

1.	NATURE OF OPERATIONS AND GOING CONCERN, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. As of March 31, 2021, the Company had unrestricted consolidated cash and cash equivalents of $24.8 million. Given the Company’s current plans, the Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2023. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company may raise capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. The Company believes that it can be successful in obtaining additional capital; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

As a result of the COVID-19 pandemic, a significant number of the Company’s clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic did affect and may continue to affect the potential for enrollment in the Company’s INSPIRE 2.0 Study in the event that clinical sites may again suspend studies in the future in order to manage the pandemic. Aside from the impact on enrollment in the Company’s INSPIRE 2.0 Study, the Company did not experience any significant impact from the COVID-19 pandemic on its financial condition, liquidity, other operations, suppliers, industry, and workforce during the three months ended March 31, 2021. As of May 7, 2021 the Company has 18 clinical sites open for enrollment in the INSPIRE 2.0 Study, which is the total number of sites it had activated for the INSPIRE 2.0 Study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q, and the Company cannot be certain what future impact the COVID-19 pandemic may have on its clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause the Company’s clinical sites to suspend or alter operations in a manner that would impact enrollment of the INSPIRE 2.0 Study. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce, as there remains significant uncertainty related to the COVID-19 pandemic globally. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may continue to have an adverse effect on enrollment in the Company’s INSPIRE 2.0 Study, and may also have an adverse effect on the Company’s results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

(Continued)

Going Concern

The Company’s consolidated financial statements as of March 31, 2021 were prepared under the assumption that the Company will continue as a going concern. As of March 31, 2021, the Company had unrestricted cash and cash equivalents of $24.8 million. Given the Company’s current development plans, the Company estimates cash resources will be sufficient to fund its operations, through the second quarter of 2023.

The Company’s ability to continue as a going concern depends on its ability to obtain additional equity or debt financing, attain further operating efficiencies, manage expenditures, and, ultimately, to generate revenue. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its audited financial statements, and it is likely that investors will lose all or part of their investment.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2021. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2021 and its results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

(Continued)

Cash and cash equivalents consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Cash	$52	$(13)
Money market funds	24,715	19,506
Total cash and cash equivalents	$24,767	$19,493

3.	RESTRICTED CASH

Restricted cash as of March 31, 2021 and December 31, 2020 was $110 thousand. Restricted cash as of each of March 31, 2021 and December 31, 2020 included a $50 thousand security deposit related to the Company’s credit card account and a $60 thousand standby letter of credit in favor of a landlord (see Note 5).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of March 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$24,715	$—	$—	$24,715

	As of December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,506	$—	$—	$19,506

During the three months ended March 31, 2021 and 2020, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

(Continued)

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 3, 2018, the Company entered into a sublease for 5,104 square feet of space for its corporate offices and laboratory space in Cambridge, Massachusetts (the “Cambridge Lease”). The Cambridge Lease commenced on May 3, 2018 and expires on October 31, 2023 with no renewal options. The Cambridge Lease contains rent holiday and rent escalation clauses. In connection with the Cambridge Lease, a standby letter of credit was established for $40 thousand. On November 1, 2018, the standby letter of credit was increased to $60 thousand. Under the Cambridge Lease, the Company will be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has estimated its incremental borrowing rate based on electing the remaining lease term as of the adoption date.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

	Three Months Ended March 31,
Lease cost (In thousands)	2021	2020
Operating lease cost	$91	$91
Short-term lease cost	2	8
Variable lease cost	27	25
Total lease cost	$120	$124

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$2	$8
Operating cash flows from operating leases	95	93
Total cash paid for leases	$97	$101
Weighted-average remaining lease term - operating leases	2.6 Years	3.6 Years
Weighted-average discount rate - operating leases	7.0%	7.0%

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

(Continued)

Maturities of lease liabilities due under the Cambridge Lease as of March 31, 2021 is as follows:

Leases (In thousands)	As of March 31, 2021
2021(excluding the 3 months ended March 31, 2021)	$290
2022	398
2023	339
Total lease payments	1,027
Less: imputed interest	(86)
Present value of lease liabilities	$941

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

Leases (In thousands)	Classification	March 31, 2021	December 31, 2020
Assets
Lease asset, net	Operating	$853	$928
Total lease assets		$853	$928

Liabilities
Current	Operating	$336	$327
Non-current	Operating	605	693
Total lease liabilities		$941	$1,020

Clinical Trial Commitments

The Company has engaged and executed contracts with clinical research organizations (“CROs”) to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of March 31, approximately $4 million remains to be paid on these contracts. The timelines and related costs necessary to complete these trials may vary depending on a number of factors including the rate of patient enrollment into our INSPIRE 2.0 trial. In the event the Company were to terminate the INSPIRE 2.0 trial, certain financial penalties would become payable to the CROs for costs to wind down the terminated trial.

6.        FIXED ASSETS

Property, equipment, and leasehold improvements, net consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Computer software and hardware	$40	$40
Research and lab equipment	520	520
Leasehold improvements	66	66
Property and equipment	626	626
Less accumulated depreciation	(550)	(541)
Property and equipment, net	$76	$85

Depreciation expense for the three months ended March 31, 2021 and 2020, was $9 thousand and $7 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

7.        INTANGIBLE ASSETS

Intangible assets, included in “other assets,” consisted of patent licensing fees paid to license intellectual property. In July 2007, the Company entered into a worldwide exclusive license (the “BCH License”) for patents co-owned

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

(Continued)

by BCH and MIT initially covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. During 2011, the BCH License was amended, and the Company obtained additional rights for use in the field of peripheral nerve injuries. The BCH License, as amended, has a 15-year term, or as long as the life of the last expiring patent right thereunder, whichever is longer, unless terminated earlier by the licensor, under certain conditions as defined in the related license agreement. In connection with the BCH License, the Company paid an initial $75 thousand licensing fee and is required to pay certain annual maintenance fees, milestone payments and royalties. License fees are capitalized and the gross total as of March 31, 2021 and December 31, 2020 was $200 thousand. The Company accounts for milestone payments, maintenance fees and royalties when they become due and payable. During the three months ended March 31, 2021 and 2020, the Company did not pay any milestone payments. The Company is amortizing the license fee as a research and development expense over the 15-year term of the license.

Intangible assets, net consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Patent licensing fee	$200	$200
Accumulated amortization	(196)	(191)
Other assets	$4	$9

Amortization expense during the three months ended March 31, 2021 and 2020 was $5 thousand and $4 thousand, respectively.

8.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Compensation	$237	$996
Clinical	138	5
Legal	21	17
Other accrued expenses	103	146
Total accrued expenses	$499	$1,164

9.	EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “Plan”) covering all employees. Employees must be 21 years of age in order to participate in the Plan. Under the Plan, the Company has the option to make matching contributions. During the three months ended March 31, 2021 and 2020, the Company contributed $21 thousand and $19 thousand, respectively in matching cash contributions to employee 401(k) accounts.

10.	COMMON STOCK

On January 21, 2020, the Company held its 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”). At the 2019 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 500,000,000 (without giving effect to the 2020 Reverse Stock Split). On February 11, 2020, the Company effected the 2020 Reverse Stock Split and the number of shares of authorized common stock was reduced to 16,666,667. On August 4, 2020, the Company held its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). At the 2020 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 16,666,667 to 50,000,000 shares. As of

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

(Continued)

March 31, 2021, and December 31, 2020, 34,264,756 and 23,631,886 shares were issued and outstanding, respectively.

In October 2020, the Company completed a registered public offering (the “October 2020 Offering”) in which it sold an aggregate of (i) 11,785,000 shares of common stock, (the “October 2020 Shares”) and Series A Warrants exercisable for an aggregate of 11,785,000 shares of the Company’s common stock (the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 6,965,000 shares of common stock (the “October 2020 Series B Pre-funded Warrants”) and Series A Warrants exercisable for an aggregate of 6,965,000 shares of the Company’s common stock (also the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per pre-funded warrant and associated warrant. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable immediately and expires in October 2025. Each October 2020 Series B Pre-funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the October 2020 Offering, the Company issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”) the placement agent for the October 2020 Offering, warrants (the “October 2020 Placement Agent Warrants”) to purchase an aggregate of 1,218,750 shares of the Company’s common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and October 2020 Series B Pre-funded Warrants sold in the October 2020 Offering. The October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are immediately exercisable and expire in October 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $13.5 million. The Company assessed whether the October 2020 Series A Warrants, October 2020 Series B Pre-funded Warrants and the October 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company concluded that the October 2020 Series A Warrants, October 2020 Series B Pre-funded Warrants and the October 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants was estimated at $8.7 million and $551.3 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 119.13%, risk free interest rate of 0.35%, expected life of 5 years and no dividends. The October 2020 Series B Pre-funded Warrants had an intrinsic value of approximately $5.6 million. There are no outstanding October 2020 Series B Pre-funded Warrants as of as of March 31, 2021. During the three months ended March 31, 2021 the Company issued an aggregate of 10,620,682 and 12,188 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.5 million.

In April 2020, the Company entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 of common stock, at a purchase price per share of $1.75 (the "April 2020 Shares"; the offering, the “April 2020 Registered Offering”). The April 2020 Shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by the SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, the Company also issued to the April 2020 Purchasers warrants (the "April 2020 Series C Warrants") to purchase up to 1,715,240 shares of common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The April 2020 Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, the Company also issued to Wainwright, warrants to purchase an aggregate of 111,491 shares of the Company’s common stock (“April 2020 Placement Agent Warrants”) which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $2.6 million. The Company assessed whether the April 2020 Series C Warrants,

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

(Continued)

and the April 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the April 2020 Series C Warrants and the April 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the April 2020 Series C Warrants was estimated at $2.1 million, using a Black-Scholes model with the following assumptions: expected volatility of 115.84%, risk free interest rate of 0.40%, expected life of 5.5 years and no dividends. The fair value of the April 2020 Placement Agent Warrants was estimated at $128 thousand, using a Black-Scholes model with the following assumptions: expected volatility of 116.14%, risk free interest rate of 0.36%, expected life of 5 years and no dividends. The Company did not issue any shares as a result of either the April 2020 Series C Warrants or April 2020 Placement Agent Warrants exercise activity during the three months ended March 31, 2021.

In March 2020, the Company completed a registered public offering (the “March 2020 Offering”) in which it sold an aggregate of (i) 955,613 shares of common stock (the “March 2020 Shares”) and Series A Warrants exercisable for an aggregate of 955,613 shares of the Company’s common stock (the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of common stock (the “March 2020 Series B Warrants”) and Series A Warrants exercisable for an aggregate of 1,589,842 shares of the Company’s common stock (also the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per pre-funded warrant and associated warrant. Each March 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each March 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, the Company issued, to Wainwright the placement agent for the March 2020 Offering, warrants to purchase an aggregate of 165,455 shares of the Company’s common stock (the “March 2020 Placement Agent Warrants”), which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and March 2020 Series B Warrants sold in the March 2020 Offering. The March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $6.0 million. The Company assessed whether the March 2020 Series A Warrants, March 2020 Series B Warrants and the March 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the March 2020 Series A Warrants, March 2020 Series B Warrants and the March 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the March 2020 Series A warrants and March 2020 Placement Agent Warrants was estimated at $3.5 million and $218 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 115.22%, risk free interest rate of 0.63%, expected life of 5 years and no dividends. The March 2020 Series B Warrants had an intrinsic value of approximately $4.4 million. During the three months ended March 31, 2020, the Company issued an aggregate of 1,016,537 shares of common stock upon the exercise of the March 2020 Series B warrants for an immaterial amount as they were substantially pre-funded. The Company did not issue any shares as a result of either the March 2020 Series A Warrant or March 2020 Placement Agent Warrants during the three months ended March 31, 2020. The Company did not issue any shares as a result of either the March 2020 Series A Warrant, March 2020 Series B Warrants or March 2020 Placement Agent Warrants during the three months ended March 31, 2021.

During the three months ended March 31, 2020 the Company issued an aggregate of 40,975 shares of common stock upon the exercise of certain warrants issued in 2018 for aggregate proceeds of $286 thousand.

During the three months ended March 31, 2021, there was no exercise activity related to any of the warrants that were issued in 2018 and 2019.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

(Continued)

During the three months ended March 31, 2020, as part of the adjustment to reflect the 2020 Reverse Stock Split, the Company issued an aggregate of 7,692 shares of common stock to account for the fractional roundup of shareholders.

The Company did not issue any shares as a result of the vesting of restricted stock units during either of the three months ended March 31, 2021, and 2020.

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

Upon approval of the 2015 Plan by the Company’s shareholders on June 16, 2015, the 2010 Plan was terminated and no additional shares or share awards have been subsequently granted under the 2010 Plan. In March 2019, the Company’s Board of Directors approved, and recommended to the Company’s shareholders for approval, an amendment to the 2015 Plan (the “2015 Plan Amendment”), and on January 21, 2020, the Company’s shareholders subsequently approved the 2015 Plan Amendment. The 2015 Plan Amendment increased the maximum number of shares reserved for issuance under the 2015 Plan by 26,667 shares to a total of 32,000 shares. In June 2020, the Company’s Board of Directors approved, and recommended to the Company’s shareholders for approval, another amendment to the 2015 Plan to increase the number of shares available for issuance by 400,000 shares, and on August 4, 2020, the Company’s shareholders subsequently approved that amendment. As of March 31, 2021, the total number of shares available to be issued under the 2015 Plan was 67,419 shares, consisting of (i) 5,333 shares initially authorized under the 2015 Plan shares, (ii) the shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan, (iii) the 26,667 shares approved for increase during the January 2020 shareholders meeting and, (iv) the 400,000 shares approved for increase during the 2020 Annual Meeting.

Options issued under the 2007 Plan, 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

(Continued)

Stock-based compensation

For the three month periods ended March 31, 2021 and 2020, Stock-based compensation recognized was classified in the consolidated statements of operations as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Research and development	$3	$20
General and administrative	49	50
Total	$52	$70

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

The Company grants RSUs and restricted stock awards (“RSAs”), collectively referred to as restricted securities under the 2015 Equity Incentive Plan. These restricted securities generally vest over a three-year period, contingent on the recipient’s continued employment. Prior to vesting, all RSAs have the right to vote and receive dividends under the 2015 Equity Incentive Plan; however, the Company’s form of Restricted Stock Agreement provides that the payment of dividends on unvested RSAs shall be deferred until such time as the shares vest. The grant date fair value of these awards is based on the fair market value of our common stock on the date of grant.

The Company did not grant any awards during the three months ended March 31, 2020. The assumptions used principally in determining the fair value of options granted during the three months ended March 31, 2021 were as follows:

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

(Continued)

March 31,
2021
Risk-free interest rate	1.03%
Expected dividend yield	0%
Expected term (employee grants)	5.70
Expected volatility	117.34%

Stock options

A summary of option activity as of March 31, 2021 and changes for the three month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding as of December 31, 2020	4,169	$1,054.01	7.18	$—
Granted	360,000	$1.10
Cancelled/Forfeited	(147)	$6,324.03
Outstanding as of March 31, 2021	364,022	$10.61	9.93	$—
Vested and Exercisable as of March 31, 2021	2,986	$1,121.83	6.90	$—
Vested and expected to vest as of March 31, 2021	364,022	$10.61	9.93	$—

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2021 was $0.93. The total fair value of options that vested in the three months ended March 31, 2021 and 2020 was $53 thousand and $56 thousand, respectively. For the three month periods ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $28 thousand and $43 thousand, respectively related to stock options. As of March 31, 2021, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $367 thousand and is estimated to be recognized over a period of 1.63 years.

Restricted Securities

The following table summarizes the restricted securities activity under the 2015 Plan during the three month period ended March 31, 2021:

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance as of December 31, 2020	6,402	$25.67
Vested	—	$—
Forfeited	—	$—
Unvested balance as of March 31, 2021	6,402	$25.67

For the three month periods ended March 31, 2021, and 2020, the Company recorded stock-based compensation expense of $24 thousand and $27 thousand, respectively, related to the time-based restricted securities As of March 31, 2021, total unrecognized compensation expense related to non-vested restricted securities amounted to $96 thousand which the Company expects to recognize over a remaining weighted-average of 1.11 years. All the restricted securities that remain unvested and outstanding as of March 31, 2021 are subject to time-based vesting.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2021 (Unaudited)

(Continued)

12.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding as of March 31, 2021:

			Number of	Exercise Price as of
Year Issued	Defined Name	Classification	Warrants	March 31, 2021	Date of Expiration
2014	2014 Warrants	Equity	11	$352.50	5/9/2021
2018	2018 Series A Warrants	Equity	211,921	$6.98	6/25/2023
2019	2019 Placement Agent Warrants	Equity	15,168	$4.50	11/21/2024
2020	March 2020 Series A Warrants	Equity	2,545,455	$2.75	3/10/2025
2020	March 2020 Placement Agent Warrants	Equity	165,455	$3.4375	3/5/2025
2020	March 2020 Series B Warrants	Equity	12,728	$0.00001	Until Fully Exercised
2020	April 2020 Series C Warrants	Equity	1,680,240	$1.62	10/17/2025
2020	April 2020 Placement Agent Warrants	Equity	111,491	$2.1875	4/15/2025
2020	October 2020 Placement Agent Warrants	Equity	1,206,562	$1.00	10/22/2025
2020	October 2020 Series A Warrants	Equity	8,129,318	$0.80	10/27/2025
Total			14,078,349
Weighted average exercise price				$1.41
Weighted average life in years					4.41

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

For the three months ended March 31, 2021 and 2020, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	March 31,
	2021	2020
Warrants	14,078,349	3,514,180
Stock options	364,022	4,187
Unvested RSUs	100	200
Unvested RSAs	6,302	6,886
Total potentially dilutive securities	14,448,773	3,525,453

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report and with our historical consolidated financial statements, and the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold™; our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; the impact of the COVID-19 pandemic and our response to it; and other factors detailed under “Risk Factors” in Part II, Item 1A of this Quarterly Report. These forward-looking statements speak only as of the date hereof. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved Investigational Device Exemption, or IDE, in the INSPIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.” The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI. The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the 2 study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy. The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. As of May 7, 2021, 14 patients have been enrolled in the INSPIRE 2.0 Study and 18 sites are open for enrollment, which is the total number of sites activated for enrollment in the study. We have found the enrollment rates for the INSPIRE 2.0 study to be variable and inconsistent. For example, 2 of the 3 most recent patients enrolled into the study were enrolled on the same day, and prior to that, the 3 previous most recent patients enrolled into the study were enrolled over the course of four weeks between early December 2020 and early January 2021. Given the continued and recent unpredictable enrollment patterns, we are unable at this time to estimate when enrollment for the study may be complete. We aim to continue to provide quarterly updates regarding the number of patients enrolled into the study.

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

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold implant. The HDE modular shell is comprised of 3 modules: a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews each module, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of all 3 modules, which constitutes the complete HDE submission, the FDA makes a filing decision that may trigger the review clock for an approval decision. We submitted the first module in March 2017 and received feedback in June 2017. We submitted an updated first module in the fourth quarter of 2019 and received feedback in September 2020. We submitted another updated first module in the April 2021. The HDE submission will not be complete until the manufacturing and clinical modules are also submitted.

Impact of COVID-19 Pandemic

As a result of the COVID-19 pandemic, a significant number of the Company’s clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study in the event that our clinical sites may again suspend studies in the future in order to manage the pandemic. Aside from the impact on enrollment in our INSPIRE 2.0 Study, we did not experience any significant impact from the COVID-19 pandemic on our financial condition, liquidity, other operations, suppliers, industry, and workforce for the three months ended March 31, 2021. As of May 7, 2021 we had 18 clinical sites open for enrollment in the INSPIRE 2.0 Study, which is the total number of sites we had activated for the INSPIRE 2.0 Study. Although all of our sites have resumed enrollment, the full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and our respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. We are actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce, as there remains significant uncertainty related to the COVID-19 pandemic globally. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the ultimate effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may continue to have an adverse effect on enrollment in our INSPIRE 2.0 Study, and may also have an adverse effect on our results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, stock-based compensation expense, and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions, and on various other factors that we believe to be reasonable under the circumstances. Such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from the disclosure provided in our 2020 Annual Report.

We believe that the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position, and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended March 31, 2021 were $1.0 million, a decrease of $39 thousand compared to the three months ended March 31, 2020. The overall decrease in research and development expense is attributable to the timing of variable costs associated with our site initiation and patient enrollment initiatives in the current year.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended March 31, 2021 were $1.2 million, a decrease of $165 thousand compared to the three months ended March 31, 2020. The decrease in general and administrative expenses for the three months ended March 31, 2021 is attributable primarily to the absence of business development and associated legal expenses related to a one-time strategic initiative conducted during the three months ended March 31, 2020.

Other Income and Expense

Other income for the three months ended March 31, 2021 and 2020, comprised primarily by interest income, were $1 thousand and $14 thousand, respectively.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. As of March 31, 2021, our accumulated deficit was $230.5 million.

As of March 31, 2021, we had total assets of $27.7 million, total liabilities of $2.2 million, and total stockholders’ equity of $25.5 million. During the three months ended March 31, 2021, we recorded a net loss of $2.2 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We believe that our cash and cash equivalents as of March 31, 2021 will provide necessary funding to fund operations through the second quarter of 2023. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additionally, the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and extend the period of global economic slowdown, which would impair our ability to raise needed funds.

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

Financing Transactions

In October 2020, we completed a registered public offering (the “October 2020 Offering”) in which we sold an aggregate of (i) 11,785,000 shares of our common stock, (the “October 2020 Shares”) and Series A warrants exercisable for an aggregate of 11,785,000 shares of our common stock (the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 6,965,000 shares of common stock (the “October 2020 Series B Pre-funded Warrants”) and Series A Warrants exercisable for an aggregate of 6,965,000 shares of our common stock (also the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per pre-funded warrant and associated warrant. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable immediately and expires in October 2025. Each October 2020 Series B Pre-funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the October 2020 Offering, we issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the October 2020 Offering, warrants (the “October 2020 Placement Agent Warrants”) to purchase an aggregate of 1,218,750 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and October 2020 Series B Pre-funded Warrants sold in the October 2020 Offering.  The October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are immediately exercisable and expire in October 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $13.5 million. There are no outstanding October 2020 Series B Pre-funded Warrants as of as of March 31, 2021. During the three months ended March 31, 2021, we issued an aggregate of 10,620,682 and 12,188 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.5 million.

In April 2020, we entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 shares of our common stock, at a purchase price per share of $1.75 (the "April 2020 Shares"). The April 2020 Shares were offered by us pursuant to a shelf registration statement on Form S-3, which was declared effective by SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, we also issued to the April 2020 Purchasers warrants (the "April 2020 Series C Warrants") to purchase up to 1,715,240 shares of our common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The April 2020 Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, we also issued to Wainwright warrants to purchase an aggregate of 111,491 shares of our common stock (the “April 2020 Placement Agent Warrants”) which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $2.6 million. We did not issue any shares as a result of April 2020 Series C Warrants exercise activity during the three months ended March 31, 2021.

In March 2020, we completed a registered public offering (the “March 2020 Offering”) in which we sold an aggregate of (i) 955,613 shares of our common stock, (the “March 2020 Shares”) and Series A Warrants exercisable for an aggregate of 955,613 shares of our common stock (the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of our common stock (the “March 2020 Series B Warrants”) and Series A Warrants exercisable for an aggregate of 1,589,842 shares of our common stock (also the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per pre-funded warrant and associated warrant. Each March 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each March 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, we issued, to Wainwright, the placement agent for the March 2020 Offering, warrants (the “March 2020 Placement Agent Warrants”) to purchase an aggregate of 165,455 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and March 2020 Series B Warrants sold in the March 2020 Offering. The March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $6.0 million. We did not issue any shares as a result of either the March 2020 Series A Warrant, March 2020 Series B Warrants or March 2020 Placement Agent Warrants during the three months ended March 31, 2021.

Cashflows

Net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, and working capital requirements. Net cash used in operating activities for the three months ended March 31, 2021 was $3.2 million compared to $3.7 million for three months ended March 31, 2020. The $0.5 million decrease in net cash used in operating activities for the three months ended March 31, 2021 as compared to the same period in the prior year was primarily due to a decrease in our net loss of $0.2 million, a decrease in the change in accrued expenses and other liabilities of $0.2 million and a decrease in the change in accounts payable of $0.1 million.

The Company did not generate or use cash in investing activities during the three months ended March 31, 2021 and 2020.

Net cash generated by financing activities for the three months ended March 31, 2021, was $8.5 million related to proceeds from the exercise of warrants. This compares to net cash used by financing activities of $6.3 million consisting primarily of $6.0 million in proceeds from the issuance of common stock associated with the March 2020 Offering and $0.3 million in proceeds from the exercise of warrants.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2021, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

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

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our clinical research organizations, as well as clinical trial sites, have faced disruptions related to the INSPIRE 2.0 clinical trial arising from suspension of activity at numerous clinical trial sites due to hospital staff shortages or state or city ‘‘stay at home’’ or ‘‘shelter in place’’ orders, delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. Specifically, we are aware that a significant number of our clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. As of May 7, 2021 we have 18 clinical sites open for enrollment, which is the total number of sites we have activated for the INSPIRE 2.0 Study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. Additionally, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. Any of these factors could continue to adversely impact our ability to enroll, or delay enrollment in, the INSPIRE 2.0 clinical trial. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

For a period in 2016, as a result of an FDA pre-specified enrollment hold, we were unable to enroll patients in The INSPIRE Study pending FDA authorization to proceed with additional enrollment, which delayed our ability to open new sites and enroll patients at the pace we had anticipated. In addition, in July 2017 we halted enrollment in the study, and subsequently closed enrollment in the study. We also experienced enrollment delays with our INSPIRE 2.0 Study as a result of the COVID-19 pandemic when a significant number of our clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study in the event that our clinical sites may again suspend studies in the future in order to manage the pandemic.  We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by regulatory agencies, and as a result, if the pace of enrollment does not increase, we may need to make a determination as to the next steps for the INSPIRE 2.0 Study and our clinical program.

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

We believe we have sufficient cash resources to continue our business operations, through the second quarter of 2023. We expect that our expenses will increase in connection with our ongoing activities, particularly as we conduct our INSPIRE 2.0 Study, and as we seek regulatory approval for our Neuro-Spinal Scaffold implant. If we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain additional funding in connection with our continuing operations.

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

We have incurred net losses each year since our inception, including net losses of $2.2 million for the three months ended March 31, 2021, and net losses of $9.1 million for the year ended December 31, 2020 and $11.8 million for the year ended December 31, 2019. As of March 31, 2021, we had an accumulated deficit of $230.5 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, or NOLs, which was enacted as part of the Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income. The Company has evaluated the impact of the CARES Act and determined it to have an immaterial effect on the Company’s tax position.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of March 31, 2021, we have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

Such increases to our authorized common stock require shareholder approval. Our 2019 Annual Meeting was initially postponed due to a lack of quorum, and we were able to successfully achieve quorum and the votes required to pass the proposal to increase the number of authorized shares only after announcing a new record date for the meeting, which was held in January 2020. Our 2020 Annual Meeting was held in August 2020, and we were able to achieve quorum and obtain the number of necessary votes to approve an increase in our authorized common stock, without having to postpone the meeting. Although we were able to achieve quorum and obtain the number of necessary votes for an increase in authorized common stock at our 2019 Annual Meeting and our 2020 Annual Meeting, we cannot guarantee that we will not experience future difficulties in obtaining quorum for our annual meetings or difficulties in obtaining the necessary votes required to pass proposals such as increases in authorized shares. In such events, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

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

Healthcare providers, physicians, and third-party payers will play a primary role in the recommendation and use of our products and any other product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians, and third-party payers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;

●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers.

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

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, we have received deficiency letters due to the failure to maintain the minimum bid price and the failure to meet stockholder equity requirements, including the deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market letter we received on July 17, 2019 notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On January 10, 2020, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), the Company provided written notice to Nasdaq of its intention to cure the deficiency, and on January 14, 2020, in accordance with Nasdaq Listing Rule 5810(c)(2)(B), we were provided an additional 180 calendar day compliance period, or until July 13, 2020, to regain compliance with the bid price requirement. On February 11, 2020, to address the

2019 July deficiency letter, we implemented a 1-for-30 reverse stock split of our common stock and a proportionate reduction in our authorized common stock. On February 28, 2020, we received a letter (the “Compliance Letter”) from the Listing Qualifications department of Nasdaq notifying us that we have regained compliance with the Minimum Bid Price Requirement, and therefore, Nasdaq considered the matter closed. On December 4, 2020, we received a deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 1, 2021, we received a letter (the “February 2021 Compliance Letter”) from the Listing Qualifications department of Nasdaq notifying us that we have regained compliance with the Minimum Bid Price Requirement, and therefore, Nasdaq considered the matter closed. Even if we remain in compliance with the Minimum Bid Price Requirement, we may decide to implement a reverse stock split to further ensure that we remain in compliance with the Minimum Bid Price Requirement. Regardless, there can be no assurance that we will maintain compliance with the bid price requirement, or that we will continue to be in compliance with the other continued listing requirements of the Nasdaq Capital Market. [Since April 7, 2021, our common stock has maintained a minimum closing bid price below $1.00 per share. If the bid price for our common stock remains below $1.00 for 30 consecutive business days, we will again be provided with a 180-day period to regain compliance in accordance with Nasdaq Listing Rule 5810(c)(3)(A).]

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 10, 2021	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: May 10, 2021	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer