Form 10-Q
period 2021-06-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2021-08-13
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of August 11, 2021, 34,264,806 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021

Risk Factors Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Quarterly Report.

●	We have found it difficult and may continue to find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates, and due to such enrollment delays, we may need to make a determination as to the next steps for our clinical program that could significantly impact our future operations and financial position.

●	The COVID-19 pandemic has delayed and may continue to delay our ability to complete our ongoing INSPIRE 2.0 clinical trial or may delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

●	We will need additional funding before achieving potential profitability. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely.

●	Increases in authorized shares will be required for future financings or other strategic transactions. We have experienced difficulties obtaining quorum for our annual meetings of stockholders and achieving the number of votes required for increases in authorized shares. If we continue to experience such difficulties, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

●	We anticipate that we will continue to incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

●	We are wholly dependent on the success of one product candidate, the Neuro-Spinal Scaffold implant. Even if we are able to complete clinical development and obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, our Neuro-Spinal Scaffold implant.

●	If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products will be adversely impacted.

●	We will depend upon strategic relationships to develop and manufacture our products. If these relationships are not successful, we may not be able to capitalize on the market potential of these products.

●	Our success depends on our ability to retain our management and other key personnel.

●	We may face, and in the past have faced, lawsuits, which could divert management’s attention and harm our business.

The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	June 30,	December 31,
	2021	2020
ASSETS:
Current assets:
Cash and cash equivalents	$23,024	$19,493
Prepaid expenses and other current assets	531	163
Total current assets	23,555	19,656
Property, equipment and leasehold improvements, net	68	85
Restricted cash - non-current	150	110
Operating lease right-of-use assets	919	928
Prepaid clinical trial expenses	1,122	1,122
Other assets	—	9
Total assets	$25,814	$21,910
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$610	$481
Operating lease liabilities	375	327
Accrued expenses	813	1,164
Total current liabilities	1,798	1,972
Other liabilities	77	59
Operating lease liabilities - non-current	629	693
Total liabilities	2,504	2,724
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 50,000,000 shares; 34,264,806 shares issued and outstanding, including 6,302 shares of unvested restricted stock, at June 30, 2021; authorized 50,000,000 shares; 23,631,886 shares issued and outstanding, including 6,302 shares of unvested restricted stock, at December 31, 2020	3	3
Additional paid-in capital	256,073	247,417
Accumulated deficit	(232,766)	(228,234)
Total stockholders’ equity	23,310	19,186
Total liabilities and stockholders’ equity	$25,814	$21,910

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$928	$940	$1,940	$1,991
General and administrative	1,382	1,255	2,594	2,632
Total operating expenses	2,310	2,195	4,534	4,623
Operating loss	(2,310)	(2,195)	(4,534)	(4,623)
Other income:
Interest income	1	4	2	18
Other income	—	2	—	2
Other income	1	6	2	20
Net loss	$(2,309)	$(2,189)	$(4,532)	$(4,603)
Net loss per share, basic and diluted	$(0.07)	$(0.49)	$(0.14)	$(1.70)
Weighted average number of common shares outstanding, basic and diluted	34,258,458	4,453,831	31,879,257	2,714,976

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2020	2,571,553	$2	$231,132	$(221,574)	$9,560
Share-based compensation expense	—	—	45	—	45
Issuance of common stock upon vesting of restricted stock units	50	—	—	—	—
Issuance of common stock and warrants in public offering	1,715,240	—	2,557	—	2,557
Issuance of common stock upon exercise of warrants	595,577	—	57	—	57
Net loss	—	—	—	(2,189)	(2,189)
Balance as of June 30, 2020	4,882,420	$2	$233,791	$(223,763)	$10,030

	Three Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	34,264,756	$3	$255,978	$(230,457)	$25,524
Share-based compensation expense	—	—	95	—	95
Issuance of common stock upon vesting of restricted stock units	50	—	—	—	—
Net loss	—	—	—	(2,309)	(2,309)
Balance as of June 30, 2021	34,264,806	$3	$256,073	$(232,766)	$23,310

	Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	550,736	$2	$224,741	$(219,160)	$5,583
Share-based compensation expense	—	—	115	—	115
Issuance of common stock upon vesting of restricted stock units	50	—	—	—	—
Fractional shares issued due to 1 for 30 reverse stock split	7,692	—	—	—	—
Issuance of common stock and warrants in public offering	2,670,853	—	8,592	—	8,592
Issuance of common stock upon exercise of warrants	1,653,089	—	343	—	343
Net loss	—	—	—	(4,603)	(4,603)
Balance as of June 30, 2020	4,882,420	$2	$233,791	$(223,763)	$10,030

	Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	23,631,886	$3	$247,417	$(228,234)	$19,186
Share-based compensation expense	—	—	147	—	147
Issuance of common stock upon vesting of restricted stock units	50	—	—	—	—
Issuance of common stock upon exercise of warrants	10,632,870	—	8,509	—	8,509
Net loss	—	—	—	(4,532)	(4,532)
Balance as of June 30, 2021	34,264,806	$3	$256,073	$(232,766)	$23,310

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,532)	(4,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	23
Amortization of operating lease right-of-use assets	153	139
Share-based compensation expense	147	115
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(368)	(331)
Accounts payable	129	(424)
Operating lease liability	(157)	(143)
Accrued expenses and other liabilities	(336)	(463)
Net cash used in operating activities	(4,938)	(5,687)
Cash flows from investing activities:
Purchases of property and equipment	—	(23)
Net cash used in investing activities	—	(23)
Cash flows from financing activities:
Proceeds from exercise of warrants	8,509	343
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	—	8,592
Net cash provided by financing activities	8,509	8,935
Increase in cash and cash equivalents and restricted cash	3,571	3,225
Cash, cash equivalents and restricted cash at beginning of period	19,603	6,716
Cash, cash equivalents and restricted cash at end of period	$23,174	9,941
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Fair value of warrants issued in connection with financing activities	$—	$5,907
Increase in operating right-of-use assets and liabilities related to lease modifications	$143	$—

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

1.	NATURE OF OPERATIONS AND GOING CONCERN, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. As of June 30, 2021, the Company had unrestricted consolidated cash and cash equivalents of $23.0 million. Given the Company’s current plans, the Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2023. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company may raise capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. The Company believes that it can be successful in obtaining additional capital; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

As a result of the COVID-19 pandemic, a significant number of the Company’s clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic did affect and may continue to affect the potential for enrollment in the Company’s INSPIRE 2.0 Study in the event that clinical sites may again suspend our study in the future in order to manage the pandemic. Aside from the impact on enrollment in the Company’s INSPIRE 2.0 Study, the Company did not experience any significant impact from the COVID-19 pandemic on its financial condition, liquidity, other operations, suppliers, industry, and workforce during the three and six months ended June 30, 2021. As of August 2, 2021, the Company has 18 clinical sites open for enrollment in the INSPIRE 2.0 Study, which is the total number of sites it has activated for the INSPIRE 2.0 Study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q and the Company cannot be certain what future impact the COVID-19 pandemic may have on its clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause the Company’s clinical sites to suspend or alter operations in a manner that would impact enrollment of the INSPIRE 2.0 Study. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce, as there remains significant uncertainty related to the COVID-19 pandemic globally. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may continue to have an adverse effect on enrollment in the Company’s INSPIRE 2.0 Study and may also have an adverse effect on the Company’s results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

Going Concern

The Company’s consolidated financial statements as of June 30, 2021 were prepared under the assumption that the Company will continue as a going concern. As of June 30, 2021, the Company had unrestricted cash and cash equivalents of $23.0 million. Given the Company’s current development plans, the Company estimates cash resources will be sufficient to fund its operations, through the second quarter of 2023.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2021. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2021 and its results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

New Accounting Pronouncements Not Yet Adopted

In May 2021 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force, which amends the FASB Accounting Standards Codification (“ASC”) to provide explicit guidance, and, thus, reduce diversity in practice, on accounting

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share (EPS) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance becomes mandatorily effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company is currently evaluating the impact that ASU 2021-04 will have on its consolidated financial statements and related disclosures.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Cash and cash equivalents consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Cash	$69	$(13)
Money market funds	22,955	19,506
Total cash and cash equivalents	$23,024	$19,493

3.	RESTRICTED CASH

Restricted cash as of June 30, 2021 and December 31, 2020 was $150 thousand and $110 thousand, respectively. Restricted cash as of June 30, 2021 included a $50 thousand security deposit related to the Company’s credit card account and a $100 thousand standby letter of credit in favor of a landlord (see Note 5). Restricted cash as of December 31, 2020 included a $50 thousand security deposit related to the Company’s credit card account and a $60 thousand standby letter of credit in favor of a landlord.

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$22,955	$—	$—	$22,955

	As of December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,506	$—	$—	$19,506

During the three and six months ended June 30, 2021 and 2020, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 3, 2018, the Company entered into a sublease for 5,104 square feet of space for its corporate offices and laboratory space in Cambridge, Massachusetts (the “Cambridge Sublease”). The Cambridge Sublease commenced on May 3, 2018 and was scheduled to expire October 31, 2023. In May 2021, the Company entered into an agreement to terminate the Cambridge Sublease (the “Sublease Termination”). In connection with the Sublease Termination, the $60 thousand standby letter of credit was cancelled and returned to the Company.

Concurrent with the Sublease Termination, the Company entered into a new lease for the same space with ARE-MA (the “Cambridge Lease”). The Cambridge Lease commenced on June 1, 2021 and is scheduled to expire on December 31, 2023. The Cambridge Lease contains rent escalation clauses. In connection with the Cambridge Lease, a new standby letter of credit was established for $100 thousand. Under the Cambridge Lease, the Company will be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Sublease Termination and concurrent execution of the Cambridge Lease was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the right-of-use assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 5.74%, which resulted in an increase of $143 thousand in both the right-of-use asset and operating lease liabilities.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

●	As the Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (In thousands)	2021	2020	2021	2020
Operating lease cost	$94	$91	$185	$182
Short-term lease cost	2	5	4	13
Variable lease cost	32	51	59	76
Total lease cost	$128	$147	$248	$271

Other information (In thousands)
Increase in operating right-of-use assets and liabilities related to lease modifications	$143	$—	$143	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$2	$5	$4	$13
Operating cash flows from operating leases	98	93	194	186
Total cash paid for leases	$100	$98	$198	$199
Weighted-average remaining lease term - operating leases	2.5 Years	3.3 Years	2.5 Years	3.3 Years
Weighted-average discount rate - operating leases	5.7%	7.0%	5.7%	7.0%

Maturities of the lease liability due under the Cambridge Lease as of June 30, 2021 are as follows:

Leases (In thousands)	As of June 30, 2021
2021 (excluding the 6 months ended June 30, 2021)	$208
2022	427
2023	440
Total lease payments	1,075
Less: imputed interest	(71)
Present value of lease liabilities	$1,004

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

Leases (In thousands)	Classification	June 30, 2021	December 31, 2020
Assets
Lease asset, net	Operating	$919	$928
Total lease assets		$919	$928

Liabilities
Current	Operating	$375	$327
Non-current	Operating	629	693
Total lease liabilities		$1,004	$1,020

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

Clinical Trial Commitments

The Company has engaged and executed contracts with clinical research organizations (“CROs”) to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of June 30, 2021, approximately $3.6 million remains to be paid on these contracts. The timelines and related costs necessary to complete these trials may vary depending on a number of factors including the rate of patient enrollment into our INSPIRE 2.0 trial. In the event the Company were to terminate the INSPIRE 2.0 trial, certain financial penalties would become payable to the CROs for costs to wind down the terminated trial.

6.        FIXED ASSETS

Property, equipment, and leasehold improvements, net consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Computer software and hardware	$40	$40
Research and lab equipment	520	520
Leasehold improvements	66	66
Property and equipment	626	626
Less accumulated depreciation	(558)	(541)
Property and equipment, net	$68	$85

Depreciation expense for the three and six months ended June 30, 2021 was $8 thousand and $17 thousand, respectively. Depreciation expense for the three and six months ended June 30, 2020, was $7 thousand and $14 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

7.        INTANGIBLE ASSETS

Intangible assets, included in “other assets,” consisted of patent licensing fees paid to license intellectual property. In July 2007, the Company entered into a worldwide exclusive license (the “BCH License”) for patents co-owned by BCH and MIT initially covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. During 2011, the BCH License was amended, and the Company obtained additional rights for use in the field of peripheral nerve injuries. The BCH License, as amended, has a 15 year term, or as long as the life of the last expiring patent right thereunder, whichever is longer, unless terminated earlier by the licensor, under certain conditions as defined in the related license agreement. In connection with the BCH License, the Company paid an initial $75 thousand licensing fee and is required to pay certain annual maintenance fees, milestone payments and royalties. License fees are capitalized and the gross total as of June 30, 2021 and December 31, 2020 was $200 thousand. The Company accounts for milestone payments, maintenance fees and royalties when they become due and payable. During the three and six months ended June 30, 2021 and 2020, the Company did not pay any milestone payments. The Company is amortizing the license fee as a research and development expense over the 15 year term of the license. As of June 30, 2021 the license fee had been fully amortized.

Intangible assets, net consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Patent licensing fee	$200	$200
Accumulated amortization	(200)	(191)
Other assets	$—	$9

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

Amortization expense during the three and six months ended June 30, 2021 was $4 thousand and $9 thousand, respectively. Amortization expense during the three and six months ended June 30, 2020, was $5 thousand and $9 thousand, respectively.

8.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Compensation	$466	$996
Clinical	220	5
Legal	2	17
Other accrued expenses	125	146
Total accrued expenses	$813	$1,164

9.	EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “Plan”) covering all employees. Employees must be 21 years of age in order to participate in the Plan. Under the Plan, the Company has the option to make matching contributions. During the three months ended June 30, 2021 and 2020, the Company contributed $20 thousand and $16 thousand, respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet. During the six months ended June 30, 2021 and 2020, the Company contributed $41 thousand and $35 thousand, respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet.

10.	COMMON STOCK

On January 21, 2020, the Company held its 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”). At the 2019 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 500,000,000 (without giving effect to the 2020 Reverse Stock Split). On February 11, 2020, the Company effected the 2020 Reverse Stock Split and the number of shares of authorized common stock was reduced to 16,666,667. On August 4, 2020, the Company held its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). At the 2020 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 16,666,667 to 50,000,000 shares. As of June 30, 2021, and December 31, 2020, 34,264,806 and 23,631,886 shares were issued and outstanding, respectively.

In October 2020, the Company completed a registered public offering (the “October 2020 Offering”) in which it sold an aggregate of (i) 11,785,000 shares of common stock, (the “October 2020 Shares”) and Series A Warrants exercisable for an aggregate of 11,785,000 shares of the Company’s common stock (the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 6,965,000 shares of common stock (the “October 2020 Series B Pre-funded Warrants”) and Series A Warrants exercisable for an aggregate of 6,965,000 shares of the Company’s common stock (also the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per pre-funded warrant and associated warrant. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable immediately and expires in October 2025. Each October 2020 Series B Pre-funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the October 2020 Offering, the Company issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”) the placement agent for the October 2020 Offering, warrants (the “October 2020 Placement Agent Warrants”) to purchase an aggregate of 1,218,750 shares of the Company’s common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

shares of common stock and October 2020 Series B Pre-funded Warrants sold in the October 2020 Offering. The October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are immediately exercisable and expire in October 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $13.5 million. The Company assessed whether the October 2020 Series A Warrants, October 2020 Series B Pre-funded Warrants and the October 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the October 2020 Series A Warrants, October 2020 Series B Pre-funded Warrants and the October 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants was estimated at $8.7 million and $551.3 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 119.13%, risk free interest rate of 0.35%, expected life of five years and no dividends. The October 2020 Series B Pre-funded Warrants had an intrinsic value of approximately $5.6 million. There are no outstanding October 2020 Series B Pre-funded Warrants as of as of June 30, 2021. The Company did not issue any shares as a result of either the October 2020 Series A Warrants or the October 2020 Placement Agent Warrants exercise activity during the three months ended June 30, 2021. During the six months ended June 30, 2021, the Company issued an aggregate of 10,620,682 and 12,188 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.5 million.

In April 2020, the Company entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 of common stock, at a purchase price per share of $1.75 (the "April 2020 Shares"; the offering, the “April 2020 Registered Offering”). The April 2020 Shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by the SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, the Company also issued to the April 2020 Purchasers warrants (the "April 2020 Series C Warrants") to purchase up to 1,715,240 shares of common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The April 2020 Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, the Company also issued to Wainwright, warrants to purchase an aggregate of 111,491 shares of the Company’s common stock (“April 2020 Placement Agent Warrants”) which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $2.6 million. The Company assessed whether the April 2020 Series C Warrants, and the April 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the April 2020 Series C Warrants and the April 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the April 2020 Series C Warrants was estimated at $2.1 million, using a Black-Scholes model with the following assumptions: expected volatility of 115.84%, risk free interest rate of 0.40%, expected life of five and a half years and no dividends. The fair value of the April 2020 Placement Agent Warrants was estimated at $128 thousand, using a Black-Scholes model with the following assumptions: expected volatility of 116.14%, risk free interest rate of 0.36%, expected life of five years and no dividends. The Company did not issue any shares as a result of either the April 2020 Series C Warrants or April 2020 Placement Agent Warrants exercise activity during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company issued an aggregate of 35,000 shares of common stock upon the exercise of certain of the April 2020 Series C Warrants for aggregate proceeds of $57 thousand.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

In March 2020, the Company completed a registered public offering (the “March 2020 Offering”) in which it sold an aggregate of (i) 955,613 shares of common stock (the “March 2020 Shares”) and Series A Warrants exercisable for an aggregate of 955,613 shares of the Company’s common stock (the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of common stock (the “March 2020 Series B Warrants”) and Series A Warrants exercisable for an aggregate of 1,589,842 shares of the Company’s common stock (also the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per pre-funded warrant and associated warrant. Each March 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each March 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, the Company issued, to Wainwright the placement agent for the March 2020 Offering, warrants to purchase an aggregate of 165,455 shares of the Company’s common stock (the “March 2020 Placement Agent Warrants”), which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and March 2020 Series B Warrants sold in the March 2020 Offering. The March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $6.0 million. The Company assessed whether the March 2020 Series A Warrants, March 2020 Series B Warrants and the March 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the March 2020 Series A Warrants, March 2020 Series B Warrants and the March 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the March 2020 Series A warrants and March 2020 Placement Agent Warrants was estimated at $3.5 million and $218 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 115.22%, risk free interest rate of 0.63%, expected life of five years and no dividends. The March 2020 Series B Warrants had an intrinsic value of approximately $4.4 million. The Company did not issue any shares as a result of either the March 2020 Series A Warrant, March 2020 Series B Warrants or March 2020 Placement Agent Warrants exercise activity during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company issued an aggregate of 560,577 and 1,577,114 shares of common stock upon the exercise of the March 2020 Series B warrants for an immaterial amount as they were substantially pre-funded. The Company did not issue any shares as a result of either the March 2020 Series A Warrant or March 2020 Placement Agent Warrants during the three and six months ended June 30, 2020.

During the three and six months ended June 30, 2021, there was no exercise activity related to any of the warrants that were issued in 2018 and 2019. The Company did not issue any shares as a result of either the Series A or Series B warrant exercise activity during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company issued an aggregate of 40,975 shares of common stock upon the exercise of certain warrants issued in 2018 for aggregate proceeds of $286 thousand.

During the six months ended June 30, 2020, as part of the adjustment to reflect the 2020 Reverse Stock Split, the Company issued an aggregate of 7,692 shares of common stock to account for the fractional roundup of shareholders.

During the three and six months ended June 30, 2021, the Company issued an aggregate of 50 shares of common stock upon vesting of restricted stock units. During the three and six months ended June 30, 2020, the Company issued an aggregate of 50 shares of common stock upon vesting of restricted stock units.

11.	STOCK-BASED COMPENSATION

On October 26, 2010, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the 2010 Equity Incentive Plan (as subsequently amended, the “2010 Plan”). The 2010 Plan provided

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

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

As of June 30, 2021, the total number of shares available to be issued under the 2015 Plan was 67,419 shares, consisting of (i) 5,333 shares initially authorized under the 2015 Plan shares, (ii) the shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan, (iii) the 26,667 shares approved for increase during the January 2020 shareholders meeting and, (iv) the 400,000 shares approved for increase during the 2020 Annual Meeting.

Options issued under the 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

For the three and six month periods ended June 30, 2021 and 2020, stock-based compensation recognized was classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Research and development	$6	$7	$9	$27
General and administrative	89	38	138	88
Total	$95	$45	$147	$115

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

The Company did not grant any awards during the three and six months ended June 30, 2020. The Company did not grant any awards during the three months ended June 30, 2021. The assumptions used principally in determining the fair value of options granted during the six months ended June 30, 2021 were as follows:

June 30,
2021
Risk-free interest rate	1.03%
Expected dividend yield	0%
Expected term (employee grants)	5.70
Expected volatility	117.34%

Stock options

A summary of option activity as of June 30, 2021 and changes for the six month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding as of December 31, 2020	4,169	$1,054.01	7.18	$—
Granted	360,000	$1.10
Cancelled/Forfeited	(147)	$6,324.03
Outstanding as of June 30, 2021	364,022	$10.61	9.68	$—
Vested and Exercisable as of June 30, 2021	3,013	$1,128.91	6.64	$—
Vested and expected to vest as of June 30, 2021	364,022	$10.61	9.68	$—

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2021 was $0.93. The total fair value of options that vested in the three and six months ended June 30, 2021 was $10 thousand and $63 thousand, respectively. The total fair value of options that vested in the three and six months ended June 30, 2020 was $24 thousand and $80 thousand, respectively. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $70 thousand and $98 thousand, respectively, related to stock options. During the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense of $21 thousand and $64 thousand, respectively, related to stock options. As of June 30, 2021, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $297 thousand and is estimated to be recognized over a period of 1.46 years.

Restricted Securities

The following table summarizes the restricted securities activity under the 2015 Plan during the three month period ended June 30, 2021:

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance as of December 31, 2020	6,402	$25.67
Vested	(50)	$660.00
Unvested balance as of June 30, 2021	6,352	$20.67

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $25 thousand and $49 thousand, respectively, related to the time-based restricted securities. During the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense of $24 thousand and $51 thousand, respectively, related to the time-based restricted securities. As of June 30, 2021, total unrecognized compensation expense related to non-vested restricted securities amounted to $71 thousand which the Company expects to recognize over a remaining weighted-average of one year. All the restricted securities that remain unvested and outstanding as of June 30, 2021 are subject to time-based vesting.

12.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding as of June 30, 2021:

			Number of	Exercise Price as of
Year Issued	Defined Name	Classification	Warrants	June 30, 2021	Date of Expiration
2018	2018 Series A Warrants	Equity	211,921	$6.98	6/25/2023
2019	2019 Placement Agent Warrants	Equity	15,168	$4.50	11/21/2024
2020	March 2020 Series A Warrants	Equity	2,545,455	$2.75	3/10/2025
2020	March 2020 Placement Agent Warrants	Equity	165,455	$3.4375	3/5/2025
2020	March 2020 Series B Warrants	Equity	12,728	$0.00001	Until Fully Exercised
2020	April 2020 Series C Warrants	Equity	1,680,240	$1.62	10/17/2025
2020	April 2020 Placement Agent Warrants	Equity	111,491	$2.1875	4/15/2025
2020	October 2020 Placement Agent Warrants	Equity	1,206,562	$1.00	10/22/2025
2020	October 2020 Series A Warrants	Equity	8,129,318	$0.80	10/27/2025
Total			14,078,338
Weighted average exercise price				$1.41
Weighted average life in years					4.16

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

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2021 (Unaudited)

(Continued)

For the three and six months ended June 30, 2021 and 2020, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	June 30,
	2021	2020
Warrants	14,078,338	4,745,334
Stock options	364,022	4,187
Unvested RSUs	50	150
Unvested RSAs	6,302	6,886
Total potentially dilutive securities	14,448,712	4,756,557

14. SUBSEQUENT EVENTS

On July 16, 2021, the Company held its 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”). At the 2021 Annual Meeting, the Company’s stockholders approved an amendment to the 2015 Plan to increase the number of shares available for issuance thereunder by 2,700,000 shares.

On August 11, 2021, the Company’s Board of Directors adopted a Transaction Incentive Plan (the “Plan”) under which certain employees, including each of the Company’s executive officers, is eligible. Under the Plan, eligible participants are entitled to receive a predefined percentage of the transaction consideration (as defined in the Plan) paid in connection with a company acquisition (as defined in the Plan), minus the value of vested equity held by such participant. Payments under the Plan are payable each participant on the date that is six (6) months following the closing of the applicable company acquisition (the “Payment Date”), subject to the participant’s continued employment with the Company, a related entity or the acquiring entity on such date; provided that, in the event that the participant’s employment with the Company, a related entity or the acquiring entity is terminated without cause or by the participant for good reason, in either case following the company acquisition but prior to the Payment Date, then the amount payable shall be paid to the participant within ten (10) days following the participant’s termination of employment. The Plan automatically terminates twelve (12) months from effectiveness, or on August 11, 2022, subject to the right of the Company’s Board of Directors to extend the effectiveness of the Plan at its sole discretion.

Further, on August 11, 2021, the Company’s Board of Directors approved special bonuses for each of Dr. Toselli and Mr. Christopher of $215,000 and $148,000, respectively (the “Special Bonuses”), payable no later than January 5, 2022, subject to such officer’s continued employment with the Company through December 31, 2021. In the event such executive officer’s employment is terminated by the Company without cause prior to December 31, 2021, the Company will be obligated to pay such executive officer the Special Bonus on January 5, 2022, subject to his execution of a customary separation and release of claims agreement.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved Investigational Device Exemption, or IDE, in the INSPIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.” The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI. The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the two study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy. The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. As of August 2, 2021, 14 patients have been enrolled in the INSPIRE 2.0 Study and 18 sites are open for enrollment, which is the total number of sites activated for enrollment in the study. We have found the enrollment rates for the INSPIRE 2.0 study to be variable and inconsistent. For example, two of the three most recent patients enrolled into the study were enrolled on the same day, and prior to that, the three previous most recent patients enrolled into the study were enrolled over the course of four weeks between early December 2020 and early January 2021. Given the continued and recent unpredictable enrollment patterns, we are unable at this time to estimate when enrollment for the study may be complete. We aim to continue to provide quarterly updates regarding the number of patients enrolled into the study.

The primary endpoint is defined as the proportion of patients achieving an improvement of at least one American Spinal Injury Association Impairment Scale (“AIS”) grade at six months post-implantation. Assessments of AIS grade are at hospital discharge, three months, six months, 12 months and 24 months. The definition of study success for INSPIRE 2.0 is that the difference in the proportion of subjects who demonstrate an improvement of at least one grade on AIS assessment at the 6-month primary endpoint follow-up visit between the Scaffold Arm and the Comparator Arm must be equal to or greater than 20%. In one example, if 50% of subjects in the Scaffold Arm have an improvement of AIS grade at the six-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 20% (50% minus 30% equals 20%) and the definition of study success would be met. In another example, if 40% of subjects in the Scaffold Arm have an improvement of AIS grade at the six-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 10% (40% minus 30% equals 10%) and the definition of study success would not be met. Additional endpoints include measurements of changes in neurological level of injury, sensory levels and motor scores, bladder, bowel and sexual function, pain, Spinal Cord Independence Measure, and quality of life.

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

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold implant. The HDE modular shell is comprised of three modules: a preclinical module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews each module, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of all three modules, which constitutes the complete HDE submission, the FDA makes a filing decision that may trigger the review clock for an approval decision. We submitted the first module (the preclinical module) in March 2017 and have received feedback and provided additional updates to the FDA since that time, including our latest update which was submitted to the FDA in April 2021. In July 2021, the FDA informed us that our preclinical module was accepted. The HDE submission will not be complete until the manufacturing and clinical modules are also submitted.

Impact of COVID-19 Pandemic

As a result of the COVID-19 pandemic, a significant number of the Company’s clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study in the event that our clinical sites may again suspend studies in the future in order to manage the pandemic. Aside from the impact on enrollment in our INSPIRE 2.0 Study, we did not experience any significant impact from the COVID-19 pandemic on our financial condition, liquidity, other operations, suppliers, industry, and workforce for the three and six months ended June 30, 2021. As of August 2, 2021, we had 18 clinical sites open for enrollment in the INSPIRE 2.0 Study, which is the total number of sites we have activated for the INSPIRE 2.0 Study. Although all of our sites have resumed enrollment, the full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and our respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. We are actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce, as there remains significant uncertainty related to the COVID-19 pandemic globally. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the ultimate effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may continue to have an adverse effect on enrollment in our INSPIRE 2.0 Study and may also have an adverse effect on our results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended June 30, 2021 were $0.9 million, a decrease of $12 thousand compared to the three months ended June 30, 2020. The overall decrease in research and development expense for the three months ended June 30, 2021, is attributable to the timing of variable costs associated with our site initiation and patient enrollment initiatives in the current quarter.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended June 30, 2021 were $1.4 million, an increase of $127 thousand compared to the three months ended June 30, 2020. The increase in general and administrative expenses for the three months ended June 30, 2021 is attributable primarily to an increase in compensation related costs.

Other Income and Expense

Other income for the three months ended June 30, 2021 and 2020, comprised primarily of interest income, was $1 thousand and $6 thousand, respectively.

Comparison of the Six Months Ended June 30, 2021 and 2020

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the six months ended June 30, 2021 were $1.9 million, a decrease of $51 thousand compared to the six months ended June 30, 2020. The overall decrease in research and development expense is attributable to the timing of variable costs associated with our site initiation and patient enrollment initiatives in the current year.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the six months ended June 30, 2021 were $2.6 million, a decrease of $38 thousand compared to the six months ended June 30, 2020. The decrease in general and administrative expenses for the six months ended June 30, 2021 is attributable primarily to the absence of business development and associated legal expenses related to a one-time strategic initiative conducted during the six months ended June 30, 2020 partially offset by an increase in compensation related costs.

Other Income and Expense

Other income for the six months ended June 30, 2021 and 2020, comprised primarily of interest income, was $2 thousand and $20 thousand, respectively.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. As of June 30, 2021, our accumulated deficit was $232.8 million.

As of June 30, 2021, we had total assets of $25.8 million, total liabilities of $2.5 million, and total stockholders’ equity of $23.3 million. During the six months ended June 30, 2021, we recorded a net loss of $4.5 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We believe that our cash and cash equivalents as of June 30, 2021 will provide necessary funding to fund operations through the second quarter of 2023. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additionally, the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and extend the period of global economic slowdown, which would impair our ability to raise needed funds.

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

Financing Transactions

In October 2020, we completed a registered public offering (the “October 2020 Offering”) in which we sold an aggregate of (i) 11,785,000 shares of our common stock, (the “October 2020 Shares”) and Series A warrants exercisable for an aggregate of 11,785,000 shares of our common stock (the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 6,965,000 shares of common stock (the “October 2020 Series B Pre-funded Warrants”) and Series A Warrants exercisable for an aggregate of 6,965,000 shares of our common stock (also the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per pre-funded warrant and associated warrant. Each October

2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable immediately and expires in October 2025. Each October 2020 Series B Pre-funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the October 2020 Offering, we issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the October 2020 Offering, warrants (the “October 2020 Placement Agent Warrants”) to purchase an aggregate of 1,218,750 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and October 2020 Series B Pre-funded Warrants sold in the October 2020 Offering. The October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are immediately exercisable and expire in October 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $13.5 million. There are no outstanding October 2020 Series B Pre-funded Warrants as of as of June 30, 2021. We did not issue any shares as a result of either the October 2020 Series A Warrants or the October 2020 Placement Agent Warrants exercise activity during the three months ended, June 30, 2021. During the six months ended June 30, 2021, we issued an aggregate of 10,620,682 and 12,188 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.5 million.

In April 2020, we entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 shares of our common stock, at a purchase price per share of $1.75 (the "April 2020 Shares"). The April 2020 Shares were offered by us pursuant to a shelf registration statement on Form S-3, which was declared effective by SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, we also issued to the April 2020 Purchasers warrants (the "April 2020 Series C Warrants") to purchase up to 1,715,240 shares of our common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The April 2020 Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, we also issued to Wainwright warrants to purchase an aggregate of 111,491 shares of our common stock (the “April 2020 Placement Agent Warrants”) which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $2.6 million. We did not issue any shares as a result of April 2020 Series C Warrants exercise activity during the three and six months ended June 30, 2021.

In March 2020, we completed a registered public offering (the “March 2020 Offering”) in which we sold an aggregate of (i) 955,613 shares of our common stock, (the “March 2020 Shares”) and Series A Warrants exercisable for an aggregate of 955,613 shares of our common stock (the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of our common stock (the “March 2020 Series B Warrants”) and Series A Warrants exercisable for an aggregate of 1,589,842 shares of our common stock (also the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per pre-funded warrant and associated warrant. Each March 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each March 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, we issued, to Wainwright, the placement agent for the March 2020 Offering, warrants (the “March 2020 Placement Agent Warrants”) to purchase an aggregate of 165,455 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and March 2020 Series B Warrants sold in the March 2020 Offering. The March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $6.0 million. We did not issue any shares as a result of either the March 2020 Series A Warrant, March 2020 Series B Warrants or March 2020 Placement Agent Warrants the three and six months ended June 30, 2021.

Cashflows

Net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, and working capital requirements. Net cash used in operating activities for the six months ended June 30, 2021 was $4.9 million compared to $5.7 million for the six months ended June 30, 2020. The $0.7 million decrease in net cash used in operating activities for the six months ended June 30, 2021, as compared to the same period in the prior year was primarily due to a decrease in our net loss of $0.1 million, a decrease in the change in accrued expenses and other liabilities of $0.1 million and a decrease in the change in accounts payable of $0.6 million.

The Company did not generate or use cash in investing activities during the six months ended June 30, 2021. Net cash used in investing activities for the six months ended June 30, 2020 was $23 thousand related to the purchase of computer equipment.

Net cash generated by financing activities for the six months ended June 30, 2021, was $8.5 million related to proceeds from the exercise of warrants. This compares to net cash generated by financing activities of $8.9 million consisting primarily of $8.6 million in proceeds from the issuance of common stock associated with the March 2020 Offering and $0.3 million in proceeds from the exercise of warrants.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2021, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our clinical research organizations, as well as clinical trial sites, have faced disruptions related to the INSPIRE 2.0 clinical trial arising from suspension of activity at numerous clinical trial sites due to hospital staff shortages or state or city ‘‘stay at home’’ or ‘‘shelter in place’’ orders, delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. Specifically, we are aware that a significant number of our clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. As of August 2, 2021 we have 18 clinical sites open for enrollment, which is the total number of sites we have activated for the INSPIRE 2.0 Study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q, including the impact of potential COVID-19 variants and the impact of vaccine rollout efforts, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. Additionally, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. Any of these factors could continue to adversely impact our ability to enroll, or delay enrollment in, the INSPIRE 2.0 clinical trial. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

In addition, our results may subsequently fail to meet the safety and probable benefit standards required to obtain regulatory approvals. For example, in The INSPIRE Study, two of the 16 evaluable patients were initially assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the patient’s 6-month examination. Of these two patients, one patient had converted back to AIS B and the other patient remained at AIS A at the six-month examination. There is known and published variability in some of the measures used to assess AIS improvement and these measures can vary over time or depending upon the examiner. While we implemented procedures in The INSPIRE Study and the INSPIRE 2.0 Study, and will also implement procedures in any future clinical study to limit such variations, we cannot be certain that regulatory authorities will accept the results of our clinical trials or interpret them the way that we do.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRB at the sites at which such trials are being conducted, by the Data Safety Monitoring Board for such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, a problematic inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, or changes in laws or regulations. In addition, regulatory agencies may require an audit with respect to the conduct of a clinical trial, which could cause further delays or increase costs. For example, in December 2017, we and several of our clinical sites and our CRO were subject to an FDA inspection in association with The INSPIRE Study. At the close of the inspection at the Company, the FDA issued a Form 483 with two observations relating to our oversight of clinical trial sites in The INSPIRE Study. We sought input from the FDA regarding the scope and timing of our proposed remediation efforts and the FDA has indicated that our corrective actions appear adequate. We cannot be certain that we will not be subject to additional regulatory action by the FDA. Our remediation efforts have added, and may continue to add, costs to our clinical development plans.  Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and regulatory review process, and jeopardize our ability to obtain approval and commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Increases in authorized shares may be required for future financings or other strategic transactions. We have previously experienced difficulties obtaining quorum for our annual meetings of stockholders and achieving the number of votes required for increases in authorized shares. In such events, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

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

Such increases to our authorized common stock require shareholder approval. Our 2019 Annual Meeting of stockholders was initially postponed due to a lack of quorum, and we were able to successfully achieve quorum and the votes required to pass the proposal to increase the number of authorized shares only after announcing a new record date for the meeting, which was held in January 2020. Our 2020 Annual Meeting of stockholders was held in August 2020, and we were able to achieve quorum and obtain the number of votes necessary to approve an increase in our authorized common stock, without having to postpone the meeting. Our 2021 Annual Meeting of stockholders was held in July 2021, and we were able to achieve quorum but we were not able to obtain the number of necessary votes to approve an increase in our authorized common stock. As such, although we were able to achieve quorum and obtain the number of necessary votes for an increase in authorized common stock at previous annual meetings, we cannot guarantee that we will not experience future difficulties in obtaining quorum for our annual meetings or difficulties in obtaining the necessary votes required to pass proposals such as increases in authorized shares, as we experienced at the 2021 Annual Meeting. In such events, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

We have a limited operating history and have incurred significant losses since our inception.

We have incurred net losses each year since our inception, including net losses of $4.5 million for the six months ended June 30, 2021, and net losses of $9.1 million for the year ended December 31, 2020 and $11.8 million for the year ended December 31, 2019. As of June 30, 2021, we had an accumulated deficit of $232.8 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of June 30, 2021, we have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

In addition, as one source of comparator data, we completed the CONTEMPO Registry Study, utilizing existing databases and registries to develop a historical comparator that, to the extent possible, matches patients to those patients enrolled in The INSPIRE Study. Analysis of data from the CONTEMPO Registry Study may suggest a higher threshold for evidencing probable benefit. For example, ASIA Impairment Scale (AIS) conversion rates at approximately six months post-injury across the three registries used in CONTEMPO varied from 16.7% – 23.4%, which are higher than the approximately 15.5% conversion rate from the historical registries that were the basis for the selection of the current OPC for The INSPIRE Study.

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

Modifications to products that are approved through an HDE or PMA generally need FDA approval. The process of obtaining an HDE or PMA is costly and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained.

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

Risks Related to our Dependence on Third Parties

We will depend upon strategic relationships to develop and manufacture our products. If these relationships are not successful, we may not be able to capitalize on the market potential of these products.

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

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, we have received deficiency letters due to the failure to maintain the minimum bid price and the failure to meet stockholder equity requirements, including the deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market letter we received on May 19, 2021 notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. We have been provided with a 180 day compliance period or until November 15, 2021, in which to regain compliance, which could potentially be extended by Nasdaq an additional 180 days under certain circumstances. As a result of previous deficiency letters, we have needed to implement reverse stock splits, transfer to the Nasdaq Capital Market (from the Nasdaq Global Market), and implement a warrant amendment.

We may also need to implement a further reverse stock split as a result of the May 2021 deficiency letter, as we are not currently in compliance with the minimum bid price requirement

Even if we remain in compliance with the Minimum Bid Price Requirement, we may decide to implement a reverse stock split to further ensure that we remain in compliance with the Minimum Bid Price Requirement. Regardless, there can be no assurance that we will maintain compliance with the bid price requirement, or that we will continue to be in compliance with the other continued listing requirements of the Nasdaq Capital Market.

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

The proposed combination may be approved after the stockholder becomes an interested stockholder with preapproval by the board of directors and a vote at a special or annual meeting of stockholders holding at least 60% of the voting power not owned by the interested stockholder or his/her/its affiliates or associates. After the two year moratorium period, additional stockholder approvals or fair value requirements must be met by the interested shareholder up to four years after the stockholder became an interested stockholder. In addition, we may become subject to Nevada’s control share laws. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and if the corporation does business in Nevada, including through an affiliated corporation. This control share law may have the effect of discouraging corporate takeovers. Currently, we believe that we have less than 100 stockholders of record who are residents of Nevada, and are therefore not subject to the control share laws.

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

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

On August 11, 2021, our Board of Directors (the “Board”) adopted a Transaction Incentive Plan (the “Plan”) under which certain employees, including each of our executive officers, is eligible. Under the Plan, eligible participants are entitled to receive a predefined percentage of the transaction consideration (as defined in the Plan) paid in connection with a company acquisition (as defined in the Plan), minus the value of vested equity held by such participant. Payments under the Plan are payable each participant on the date that is six (6) months following the closing of the applicable company acquisition (the “Payment Date”), subject to the participant’s continued employment with us, a related entity or the acquiring entity on such date; provided that, in the event that the participant’s employment with us, a related entity or the acquiring entity is terminated without cause or by the participant for good reason, in either case following the company acquisition but prior to the Payment Date, then the amount payable shall be paid to the participant within ten (10) days following the participant’s termination of employment. The Plan automatically terminates twelve (12) months from effectiveness, or on August 11, 2022, subject to the right of the Board to extend the effectiveness of the Plan at its sole discretion. Pursuant to the Plan, the percentage interests for Dr. Richard Toselli, our Chief Executive Officer, and Mr. Richard Christopher, our Chief Financial Officer, are set at 2.5% and 1.25%, respectively.

For purposes of the Plan, a “company acquisition" means (i) subject to certain exceptions, the acquisition by any person of beneficial ownership of more than 50% of either (A) the value of our then outstanding equity securities or (B) the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors; (ii) the occurrence during any period of two consecutive years (not including any period prior to the effective date of the Plan) of individuals who constitute the Board on the effective date of the Plan ceasing for any reason to constitute at least a majority of the Board; or (iii) the consummation of (A) a reorganization, merger, statutory share exchange or consolidation or similar transaction involving (1) our company or (2) any of our subsidiaries, but in the case of this clause (2) only if our equity securities are issued or issuable in connection with the transaction, or (B) a sale or other disposition of all or substantially all of our assets, or the acquisition of assets or equity of another entity by us or any of our subsidiaries, in each case, unless, following such transaction, (x) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of our outstanding stock and our outstanding voting securities immediately prior to such transaction beneficially own, directly or indirectly, more than 50% of the value of the then outstanding equity securities and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of members of the board of directors (or comparable governing body of an entity that does not have such a board), as the case may be, of the entity resulting from such transaction in substantially the same proportions as their ownership, immediately prior to such transaction, of the outstanding company stock and outstanding company voting securities, as the case may be; (y) no person beneficially owns, directly or indirectly, 50% or more of the value of the then outstanding equity securities of the continuing entity or the combined voting power of the then outstanding voting securities of the continuing entity except to the extent that such ownership existed prior to the transaction and (z) at least a majority of the members of the board of directors or other governing body of the continuing entity were members of the incumbent board at the time of the execution of the initial agreement, or of the action of the Board, providing for such transaction.

Further, on August 11, 2021, our Board approved special bonuses for each of Dr. Toselli and Mr. Christopher of $215,000 and $148,000, respectively (the “Special Bonuses”), payable no later than January 5, 2022, subject to such officer’s continued employment with the Company through December 31, 2021. In the event such executive officer’s employment is terminated by us without cause prior to December 31, 2021, we will be obligated to pay such executive officer the Special Bonus on January 5, 2022, subject to his execution of a customary separation and release of claims agreement.

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

10.1	InVivo Therapeutics Holdings Corp. 2015 Equity Incentive Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, as filed with the SEC on May 18, 2021).

10.2

Lease Agreement, dated as of May 28, 2021, by and between InVivo Therapeutics Holdings Corp. and ARE-MA Region No. 59, LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2021).

10.3+	InVivo Therapeutics Holding Corp. Transaction Incentive Plan

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: August 13, 2021	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: August 13, 2021	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer