Form 10-Q
period 2021-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2021-11-10
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 4, 2021, 34,264,806 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2021

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

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	September 30,	December 31,
	2021	2020
ASSETS:
Current assets:
Cash and cash equivalents	$21,101	$19,493
Prepaid expenses and other current assets	290	163
Total current assets	21,391	19,656
Property, equipment and leasehold improvements, net	77	85
Restricted cash - non-current	150	110
Operating lease right-of-use assets	833	928
Prepaid clinical trial expenses	1,122	1,122
Other assets	—	9
Total assets	$23,573	$21,910
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$511	$481
Operating lease liabilities	384	327
Accrued expenses	1,115	1,164
Total current liabilities	2,010	1,972
Other liabilities	89	59
Operating lease liabilities - non-current	530	693
Total liabilities	2,629	2,724
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 50,000,000 shares; 34,264,806 shares issued and outstanding, including 6,302 shares of unvested restricted stock, at September 30, 2021; authorized 50,000,000 shares; 23,631,886 shares issued and outstanding, including 6,302 shares of unvested restricted stock, at December 31, 2020	3	3
Additional paid-in capital	256,158	247,417
Accumulated deficit	(235,217)	(228,234)
Total stockholders’ equity	20,944	19,186
Total liabilities and stockholders’ equity	$23,573	$21,910

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$1,118	$1,040	$3,058	$3,031
General and administrative	1,335	1,243	3,929	3,875
Total operating expenses	2,453	2,283	6,987	6,906
Operating loss	(2,453)	(2,283)	(6,987)	(6,906)
Other income:
Interest income	1	2	3	20
Other income	1	2	1	4
Other income	2	4	4	24
Net loss	$(2,451)	$(2,279)	$(6,983)	$(6,882)
Net loss per share, basic and diluted	$(0.07)	$(0.47)	$(0.21)	$(2.00)
Weighted average number of common shares outstanding, basic and diluted	34,258,504	4,875,534	32,681,055	3,440,419

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2020	4,882,420	$2	$233,791	$(223,763)	$10,030
Share-based compensation expense	—	—	56	—	56
Net loss	—	—	—	(2,279)	(2,279)
Balance as of September 30, 2020	4,882,420	$2	$233,847	$(226,042)	$7,807

	Three Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	34,264,806	$3	$256,073	$(232,766)	$23,310
Share-based compensation expense	—	—	85	—	85
Net loss	—	—	—	(2,451)	(2,451)
Balance as of September 30, 2021	34,264,806	$3	$256,158	$(235,217)	$20,944

	Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	550,736	$2	$224,741	$(219,160)	$5,583
Share-based compensation expense	—	—	171	—	171
Issuance of common stock upon vesting of restricted stock units	50	—	—	—	—
Fractional shares issued due to 1 for 30 reverse stock split	7,692	—	—	—	—
Issuance of common stock and warrants in public offering	2,670,853	—	8,592	—	8,592
Issuance of common stock upon exercise of warrants	1,653,089	—	343	—	343
Net loss	—	—	—	(6,882)	(6,882)
Balance as of September 30, 2020	4,882,420	$2	$233,847	$(226,042)	$7,807

	Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	23,631,886	$3	$247,417	$(228,234)	$19,186
Share-based compensation expense	—	—	232	—	232
Issuance of common stock upon vesting of restricted stock units	50	—	—	—	—
Issuance of common stock upon exercise of warrants	10,632,870	—	8,509	—	8,509
Net loss	—	—	—	(6,983)	(6,983)
Balance as of September 30, 2021	34,264,806	$3	$256,158	$(235,217)	$20,944

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,983)	(6,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	32
Amortization of operating lease right-of-use assets	239	211
Share-based compensation expense	232	171
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(127)	(106)
Accounts payable	30	(355)
Operating lease liability	(249)	(217)
Accrued expenses and other liabilities	(20)	(466)
Net cash used in operating activities	(6,843)	(7,612)
Cash flows from investing activities:
Purchases of property and equipment	(18)	(28)
Net cash used in investing activities	(18)	(28)
Cash flows from financing activities:
Proceeds from exercise of warrants	8,509	343
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	—	8,592
Net cash provided by financing activities	8,509	8,935
Increase in cash and cash equivalents and restricted cash	1,648	1,295
Cash, cash equivalents and restricted cash at beginning of period	19,603	6,716
Cash, cash equivalents and restricted cash at end of period	$21,251	8,011
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Fair value of warrants issued in connection with financing activities	$—	$5,907
Increase in operating right-of-use assets and liabilities related to lease modifications	$143	$—

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

1.	NATURE OF OPERATIONS AND GOING CONCERN, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. As of September 30, 2021, the Company had unrestricted consolidated cash and cash equivalents of $21.1 million. Given the Company’s current plans, the Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2023. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company may raise capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. The Company believes that it can be successful in obtaining additional capital; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

As a result of the COVID-19 pandemic, a significant number of the Company’s clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic did affect and may continue to affect the potential for enrollment in the Company’s INSPIRE 2.0 Study in the event that clinical sites may again suspend our study in the future in order to manage the pandemic. Aside from the impact on enrollment in the Company’s INSPIRE 2.0 Study, the Company did not experience any significant impact from the COVID-19 pandemic on its financial condition, liquidity, other operations, suppliers, industry, and workforce during the three and nine months ended September 30, 2021. As of November 2, 2021, the Company has 17 clinical sites open for enrollment in the INSPIRE 2.0 Study, which is the total number of sites it currently has activated for the INSPIRE 2.0 Study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q and the Company cannot be certain what future impact the COVID-19 pandemic may have on its clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause the Company’s clinical sites to suspend or alter operations in a manner that would impact enrollment of the INSPIRE 2.0 Study. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce, as there remains significant uncertainty related to the COVID-19 pandemic globally. Given the evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may continue to have an adverse effect on enrollment in the Company’s INSPIRE 2.0 Study and may also have an adverse effect on the Company’s results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

(Continued)

Going Concern

The Company’s consolidated financial statements as of September 30, 2021 were prepared under the assumption that the Company will continue as a going concern. As of September 30, 2021, the Company had unrestricted cash and cash equivalents of $21.1 million. Given the Company’s current development plans, the Company estimates cash resources will be sufficient to fund its operations, through the second quarter of 2023.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2021. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2021 and its results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

New Accounting Pronouncements Not Yet Adopted

In May 2021 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force, which amends the FASB Accounting Standards Codification (“ASC”) to provide explicit guidance, and, thus, reduce diversity in practice, on accounting

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

(Continued)

by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share (EPS) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance becomes mandatorily effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company will adopt ASU 2021-04 effective January 1, 2022, and it is expected that the adoption will not have a material impact to the Company's Condensed Consolidated Financial Statements.

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

Cash and cash equivalents consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Cash	$(34)	$(13)
Money market funds	21,135	19,506
Total cash and cash equivalents	$21,101	$19,493

3.	RESTRICTED CASH

Restricted cash as of September 30, 2021 and December 31, 2020 was $150 thousand and $110 thousand, respectively. Restricted cash as of September 30, 2021 included a $50 thousand security deposit related to the Company’s credit card account and a $100 thousand standby letter of credit in favor of a landlord (see Note 5). Restricted cash as of December 31, 2020 included a $50 thousand security deposit related to the Company’s credit card account and a $60 thousand standby letter of credit in favor of a landlord.

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

Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

(Continued)

whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$21,135	$—	$—	$21,135

	As of December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,506	$—	$—	$19,506

During the three and nine months ended September 30, 2021 and 2020, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

(Continued)

●	As the Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (In thousands)	2021	2020	2021	2020
Operating lease cost	$99	$91	$284	$273
Short-term lease cost	—	2	4	15
Variable lease cost	24	32	83	108
Total lease cost	$123	$125	$371	$396

Other information (In thousands)
Increase in operating right-of-use assets and liabilities related to lease modifications	$—	$—	$143	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$—	$2	$4	$15
Operating cash flows from operating leases	103	93	297	279
Total cash paid for leases	$103	$95	$301	$294
Weighted-average remaining lease term - operating leases	2.25 Years	3.1 Years	2.25 Years	3.1 Years
Weighted-average discount rate - operating leases	5.7%	7.0%	5.7%	7.0%

Maturities of the lease liability due under the Cambridge Lease as of September 30, 2021 are as follows:

Leases (In thousands)	As of September 30, 2021
2021 (excluding the nine months ended September 30, 2021)	$105
2022	427
2023	440
Total lease payments	972
Less: imputed interest	(58)
Present value of lease liabilities	$914

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

Leases (In thousands)	Classification	September 30, 2021	December 31, 2020
Assets
Lease asset, net	Operating	$833	$928
Total lease assets		$833	$928

Liabilities
Current	Operating	$384	$327
Non-current	Operating	530	693
Total lease liabilities		$914	$1,020

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

(Continued)

Clinical Trial Commitments

The Company has engaged and executed contracts with clinical research organizations (“CROs”) to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of September 30, 2021, approximately $3.4 million remains to be paid on these contracts. The timelines and related costs necessary to complete these trials may vary depending on a number of factors including the rate of patient enrollment into our INSPIRE 2.0 trial. In the event the Company were to terminate the INSPIRE 2.0 trial, certain financial penalties would become payable to the CROs for costs to wind down the terminated trial.

6.        FIXED ASSETS

Property, equipment, and leasehold improvements, net consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Computer software and hardware	$40	$40
Research and lab equipment	538	520
Leasehold improvements	66	66
Property and equipment	644	626
Less accumulated depreciation	(567)	(541)
Property and equipment, net	$77	$85

Depreciation expense for the three and nine months ended September 30, 2021 was $9 thousand and $26 thousand, respectively. Depreciation expense for the three and nine months ended September 30, 2020, was $5 thousand and $19 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

7.        INTANGIBLE ASSETS

Intangible assets, included in “other assets,” consisted of patent licensing fees paid to license intellectual property. In July 2007, the Company entered into a worldwide exclusive license (the “BCH License”) for patents co-owned by BCH and MIT initially covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. During 2011, the BCH License was amended, and the Company obtained additional rights for use in the field of peripheral nerve injuries. The BCH License, as amended, has a 15 year term, or as long as the life of the last expiring patent right thereunder, whichever is longer, unless terminated earlier by the licensor, under certain conditions as defined in the related license agreement. In connection with the BCH License, the Company paid an initial $75 thousand licensing fee and is required to pay certain annual maintenance fees, milestone payments and royalties. License fees are capitalized and the gross total as of September 30, 2021 and December 31, 2020 was $200 thousand. The Company accounts for milestone payments, maintenance fees and royalties when they become due and payable. During the three and nine months ended September 30, 2021 and 2020, the Company did not pay any milestone payments. The Company is amortizing the license fee as a research and development expense over the 15 year term of the license. As of September 30, 2021 the license fee had been fully amortized.

Intangible assets, net consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Patent licensing fee	$200	$200
Accumulated amortization	(200)	(191)
Other assets	$—	$9

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

(Continued)

The Company did not record any amortization expense during the three months ended September 30, 2021 as the license fee was fully amortized during the previous quarter. Amortization expense during the nine months ended September 30, 2021 was $9 thousand. Amortization expense during the three and nine months ended September 30, 2020, was $4 thousand and $13 thousand, respectively.

8.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Compensation	$732	$996
Clinical	191	5
Legal	22	17
Other accrued expenses	170	146
Total accrued expenses	$1,115	$1,164

9.	EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “Plan”) covering all employees. Employees must be 21 years of age in order to participate in the Plan. Under the Plan, the Company has the option to make matching contributions. During the three months ended September 30, 2021 and 2020, the Company contributed $18 thousand and $16 thousand, respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet. During the nine months ended September 30, 2021 and 2020, the Company contributed $59 thousand and $51 thousand respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet.

10.	COMMON STOCK

On January 21, 2020, the Company held its 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”). At the 2019 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 500,000,000 (without giving effect to the 2020 Reverse Stock Split). On February 11, 2020, the Company effected the 2020 Reverse Stock Split and the number of shares of authorized common stock was reduced to 16,666,667. On August 4, 2020, the Company held its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). At the 2020 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 16,666,667 to 50,000,000 shares. As of September 30, 2021, and December 31, 2020, 34,264,806 and 23,631,886 shares were issued and outstanding, respectively.

In October 2020, the Company completed a registered public offering (the “October 2020 Offering”) in which it sold an aggregate of (i) 11,785,000 shares of common stock, (the “October 2020 Shares”) and Series A Warrants exercisable for an aggregate of 11,785,000 shares of the Company’s common stock (the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 6,965,000 shares of common stock (the “October 2020 Series B Pre-funded Warrants”) and Series A Warrants exercisable for an aggregate of 6,965,000 shares of the Company’s common stock (also the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per pre-funded warrant and associated warrant. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable immediately and expires in October 2025. Each October 2020 Series B Pre-funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the October 2020 Offering, the Company issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”) the placement agent for the October 2020 Offering, warrants (the “October 2020 Placement Agent Warrants”) to purchase an aggregate of 1,218,750 shares of the Company’s

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

(Continued)

common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and October 2020 Series B Pre-funded Warrants sold in the October 2020 Offering. The October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are immediately exercisable and expire in October 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $13.5 million. The Company assessed whether the October 2020 Series A Warrants, October 2020 Series B Pre-funded Warrants and the October 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the October 2020 Series A Warrants, October 2020 Series B Pre-funded Warrants and the October 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants was estimated at $8.7 million and $551.3 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 119.13%, risk free interest rate of 0.35%, expected life of five years and no dividends. The October 2020 Series B Pre-funded Warrants had an intrinsic value of approximately $5.6 million. There are no outstanding October 2020 Series B Pre-funded Warrants as of as of September 30, 2021. The Company did not issue any shares as a result of either the October 2020 Series A Warrants or the October 2020 Placement Agent Warrants exercise activity during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company issued an aggregate of 10,620,682 and 12,188 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.5 million.

In April 2020, the Company entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 of common stock, at a purchase price per share of $1.75 (the "April 2020 Shares"; the offering, the “April 2020 Registered Offering”). The April 2020 Shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by the SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, the Company also issued to the April 2020 Purchasers warrants (the "April 2020 Series C Warrants") to purchase up to 1,715,240 shares of common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The April 2020 Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, the Company also issued to Wainwright, warrants to purchase an aggregate of 111,491 shares of the Company’s common stock (“April 2020 Placement Agent Warrants”) which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $2.6 million. The Company assessed whether the April 2020 Series C Warrants, and the April 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the April 2020 Series C Warrants and the April 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the April 2020 Series C Warrants was estimated at $2.1 million, using a Black-Scholes model with the following assumptions: expected volatility of 115.84%, risk free interest rate of 0.40%, expected life of five and a half years and no dividends. The fair value of the April 2020 Placement Agent Warrants was estimated at $128 thousand, using a Black-Scholes model with the following assumptions: expected volatility of 116.14%, risk free interest rate of 0.36%, expected life of five years and no dividends. The Company did not issue any shares as a result of either the April 2020 Series C Warrants or April 2020 Placement Agent Warrants exercise activity during the three and nine months ended September 30, 2021. The Company did not issue any shares as a result of April 2020 Series C Warrant exercise activity during the three months ended September 30, 2020. During the nine months ended

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

(Continued)

September 30, 2020, the Company issued an aggregate of 35,000 shares of common stock upon the exercise of certain of the April 2020 Series C Warrants for aggregate proceeds of $57 thousand.

In March 2020, the Company completed a registered public offering (the “March 2020 Offering”) in which it sold an aggregate of (i) 955,613 shares of common stock (the “March 2020 Shares”) and Series A Warrants exercisable for an aggregate of 955,613 shares of the Company’s common stock (the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of common stock (the “March 2020 Series B Warrants”) and Series A Warrants exercisable for an aggregate of 1,589,842 shares of the Company’s common stock (also the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per pre-funded warrant and associated warrant. Each March 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each March 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, the Company issued, to Wainwright the placement agent for the March 2020 Offering, warrants to purchase an aggregate of 165,455 shares of the Company’s common stock (the “March 2020 Placement Agent Warrants”), which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and March 2020 Series B Warrants sold in the March 2020 Offering. The March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $6.0 million. The Company assessed whether the March 2020 Series A Warrants, March 2020 Series B Warrants and the March 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the March 2020 Series A Warrants, March 2020 Series B Warrants and the March 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the March 2020 Series A warrants and March 2020 Placement Agent Warrants was estimated at $3.5 million and $218 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 115.22%, risk free interest rate of 0.63%, expected life of five years and no dividends. The March 2020 Series B Warrants had an intrinsic value of approximately $4.4 million. The Company did not issue any shares as a result of either the March 2020 Series A Warrant, March 2020 Series B Warrants or March 2020 Placement Agent Warrants exercise activity during the three and nine months ended September 30, 2021. The Company did not issue any shares as a result of either the March 2020 Series A Warrant, March 2020 Series B Warrants or March 2020 Placement Agent Warrants exercise activity during the three months ended September 30, 2020. The Company did not issue any shares as a result of either the March 2020 Series A Warrant or March 2020 Placement Agent Warrants during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company issued an aggregate of 1,577,114 shares of common stock upon the exercise of the March 2020 Series B warrants for an immaterial amount as they were substantially pre-funded.

During the three and nine months ended September 30, 2021, there was no exercise activity related to any of the warrants that were issued in 2018 and 2019. During the three months ended September 30, 2020 there was no exercise activity related to any of the warrants that were issued in 2018 and 2019. During the nine months ended September 30, 2020, the Company issued an aggregate of 40,975 shares of common stock upon the exercise of certain warrants issued in 2018 for aggregate proceeds of $286 thousand.

During the nine months ended September 30, 2020, as part of the adjustment to reflect the 2020 Reverse Stock Split, the Company issued an aggregate of 7,692 shares of common stock to account for the fractional roundup of shareholders.

The Company did not issue any shares as a result of the vesting of restricted stock units during the three months ended September 30, 2021. During nine months ended September 30, 2021 the Company issued an aggregate of 50 shares of common stock upon vesting of restricted stock units. The Company did not issue any shares as a result of the vesting of restricted stock units during of the three months ended September 30, 2020. During the nine

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

(Continued)

months ended September 30, 2020, the Company issued an aggregate of 50 shares of common stock upon vesting of restricted stock units.

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

As of September 30, 2021, the total number of shares authorized for issuance under the 2015 Plan was 2,767,419 shares, consisting of (i) 5,333 shares initially authorized under the 2015 Plan shares, (ii) the shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan, (iii) the 26,667 shares approved for increase during the January 2020 shareholders meeting (iv) the 400,000 shares approved for increase during the 2020 Annual Meeting and, the 2,700,000 shares approved for increase during the Company’s 2021 Annual Meeting of Stockholders. While 2,767,419 shares are authorized for issuance under the 2015 Plan as of September 30, 2021, only 1,292,784 shares can be issued under the 2015 Plan due to restrictions on the usage of the 2015 Plan resulting from the total number of shares of common stock authorized under the Company’s certificate of incorporation.

Options issued under the 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

For the three and nine month periods ended September 30, 2021 and 2020, stock-based compensation recognized was classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Research and development	$6	$12	$15	$39
General and administrative	79	44	217	132
Total	$85	$56	$232	$171

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

The Company grants RSUs and restricted stock awards (“RSAs”), collectively referred to as restricted securities under the 2015 Equity Incentive Plan. These restricted securities generally vest over a three-year period, contingent on the recipient’s continued employment. Prior to vesting, all RSAs have the right to vote and receive

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

(Continued)

dividends under the 2015 Equity Incentive Plan; however, the Company’s form of Restricted Stock Agreement provides that the payment of dividends on unvested RSAs shall be deferred until such time as the shares vest. The grant date fair value of these awards is based on the fair market value of our common stock on the date of grant.

The Company did not grant any awards during the three and nine months ended September 30, 2020. The Company did not grant any awards during the three months ended September 30, 2021. The assumptions used principally in determining the fair value of options granted during the nine months ended September 30, 2021 were as follows:

September 30,
2021
Risk-free interest rate	1.03%
Expected dividend yield	0%
Expected term (employee grants)	5.70
Expected volatility	117.34%

Stock options

A summary of option activity as of September 30, 2021 and changes for the nine month period then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding as of December 31, 2020	4,169	$1,054.01	7.18	$—
Granted	360,000	$1.10
Cancelled/Forfeited	(147)	$6,324.03
Outstanding as of September 30, 2021	364,022	$10.61	9.43	$—
Vested and Exercisable as of September 30, 2021	3,022	$1,131.24	6.39	$—
Vested and expected to vest as of September 30, 2021	364,022	$10.61	9.43	$—

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2021 was $0.93. The total fair value of options that vested in the three and nine months ended September 30, 2021 was $4 thousand and $67 thousand, respectively. The total fair value of options that vested in the three and nine months ended September 30, 2020 was $24 thousand and $104 thousand, respectively.

During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $60 thousand and $158 thousand, respectively, related to stock options. During the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense of $31 thousand and $95 thousand, respectively, related to stock options. As of September 30, 2021, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $236 thousand and is estimated to be recognized over a period of 1.27 years.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

(Continued)

Restricted Securities

The following table summarizes the restricted securities activity under the 2015 Plan during the nine month period ended September 30, 2021:

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance as of December 31, 2020	6,402	$25.67
Vested	(50)	$660.00
Unvested balance as of September 30, 2021	6,352	$20.67

During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $25 thousand and $74 thousand, respectively, related to the time-based restricted securities. During the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense of $26 thousand and $76 thousand, respectively, related to the time-based restricted securities. As of September 30, 2021, total unrecognized compensation expense related to non-vested restricted securities amounted to $46 thousand which the Company expects to recognize over a remaining weighted-average of 0.75 year. All the restricted securities that remain unvested and outstanding as of September 30, 2021 are subject to time-based vesting.

12.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding as of September 30, 2021:

			Number of	Exercise Price as of
Year Issued	Defined Name	Classification	Warrants	September 30, 2021	Date of Expiration
2018	2018 Series A Warrants	Equity	211,921	$6.98	6/25/2023
2019	2019 Placement Agent Warrants	Equity	15,168	$4.50	11/21/2024
2020	March 2020 Series A Warrants	Equity	2,545,455	$2.75	3/10/2025
2020	March 2020 Placement Agent Warrants	Equity	165,455	$3.4375	3/5/2025
2020	March 2020 Series B Warrants	Equity	12,728	$0.00001	Until Fully Exercised
2020	April 2020 Series C Warrants	Equity	1,680,240	$1.62	10/17/2025
2020	April 2020 Placement Agent Warrants	Equity	111,491	$2.1875	4/15/2025
2020	October 2020 Placement Agent Warrants	Equity	1,206,562	$1.00	10/22/2025
2020	October 2020 Series A Warrants	Equity	8,129,318	$0.80	10/27/2025
Total			14,078,338
Weighted average exercise price				$1.41
Weighted average life in years					3.91

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2021 (Unaudited)

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

For the three and nine months ended September 30, 2021 and 2020, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved Investigational Device Exemption, or IDE, in the INSPIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.” The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI. The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the two study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy. The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. As of November 2, 2021, 16 patients have been enrolled in the INSPIRE 2.0 Study and 17 sites are open for enrollment, which is the total number of sites currently activated for enrollment in the study. We have found the enrollment rates for the INSPIRE 2.0 study to be variable and inconsistent. Given these continued and unpredictable enrollment patterns, we are unable at this time to estimate when enrollment for the study may be complete. We aim to continue to provide quarterly updates regarding the number of patients enrolled into the study.

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

Impact of COVID-19 Pandemic

As a result of the COVID-19 pandemic, a significant number of the Company’s clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study in the event that our clinical sites may again suspend studies in the future in order to manage the pandemic. Aside from the impact on enrollment in our INSPIRE 2.0 Study, we did not experience any significant impact from the COVID-19 pandemic on our financial condition, liquidity, other operations, suppliers, industry, and workforce for the three and nine months ended September 30, 2021. As of November 2, 2021, we had 17 clinical sites open for enrollment in the INSPIRE 2.0 Study, which is the total number of sites we have activated for the INSPIRE 2.0 Study. Although all of our sites have resumed enrollment, the full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and our respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. We are actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce, as there remains significant uncertainty related to the COVID-19 pandemic globally. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the ultimate effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may continue to have an adverse effect on enrollment in our INSPIRE 2.0 Study and may also have an adverse effect on our results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended September 30, 2021 were $1.1 million, an increase of $78 thousand compared to the three months ended September 30, 2020. The overall increase in research and development expense for the three months ended September 30, 2021 is attributable primarily to an increase in compensation related costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended September 30, 2021 were $1.3 million, an increase of $92 thousand compared to the three months ended September 30, 2020. The increase in general and administrative expenses for the three months ended September 30, 2021 is attributable primarily to an increase in compensation related costs.

Other Income and Expense

Other income for each of the three months ended September 30, 2021 and 2020, comprised each of interest income and other income, of $1 thousand and $2 thousand, respectively.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the nine months ended September 30, 2021 were $3.1 million, an increase of $27 thousand compared to the nine months ended September 30, 2020. The overall increase in research and development expense is attributable primarily to an increase in compensation related costs which were partially offset by the timing of variable costs associated with our site initiation and patient enrollment initiatives in the current year.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the nine months ended September 30, 2021 were $3.9 million, an increase of $54 thousand compared to the nine months ended September 30, 2020. The increase in general and administrative expenses for the nine months ended September 30, 2021 is attributable primarily to the increase in compensation related costs which were partially offset by the absence of business development and associated legal expenses related to a one-time strategic initiative conducted during the nine months ended September 30, 2020.

Other Income and Expense

Other income for the nine months ended September 30, 2021 and 2020, comprised primarily of interest income, was $3 thousand and $20 thousand, respectively. The decrease in interest income during the nine months ended September 30, 2021, can be attributed to lower interest rates earned on our money market funds in the current year.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. As of September 30, 2021, our accumulated deficit was $235.2 million.

As of September 30, 2021, we had total assets of $23.6 million, total liabilities of $2.6 million, and total stockholders’ equity of $20.9 million. During the nine months ended September 30, 2021, we recorded a net loss of $7.0 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We believe that our cash and cash equivalents as of September 30, 2021 will provide necessary funding to fund operations through the second quarter of 2023. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We also expect that we will need to raise additional capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additionally, the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and extend the period of global economic slowdown, which would impair our ability to raise needed funds.

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

Financing Transactions

In October 2020, we completed a registered public offering (the “October 2020 Offering”) in which we sold an aggregate of (i) 11,785,000 shares of our common stock, (the “October 2020 Shares”) and Series A warrants exercisable for an aggregate of 11,785,000 shares of our common stock (the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 6,965,000 shares of common stock (the “October 2020 Series B Pre-funded Warrants”) and Series A Warrants exercisable for an aggregate of 6,965,000 shares of our common stock (also the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per pre-funded warrant and associated warrant. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable immediately and expires in October 2025. Each October 2020 Series B Pre-funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the October 2020 Offering, we issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the October 2020 Offering, warrants (the “October 2020 Placement Agent Warrants”) to purchase an aggregate of 1,218,750 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and October 2020 Series B Pre-funded Warrants sold in the October 2020 Offering. The October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are immediately exercisable and expire in October 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $13.5 million. There are no outstanding October 2020 Series B Pre-funded Warrants as of as of September 30, 2021. We did not issue any shares as a result of either the October 2020 Series A Warrants or the October 2020 Placement Agent Warrants exercise activity during the three months ended, September 30, 2021. During the nine months ended September 30, 2021, we issued an aggregate of 10,620,682 and 12,188 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.5 million.

In April 2020, we entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 shares of our common stock, at a purchase price per share of $1.75 (the "April 2020 Shares"). The April 2020 Shares were offered by us pursuant to a shelf registration statement on Form S-3, which was declared effective by SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, we also issued to the April 2020 Purchasers warrants (the "April 2020 Series C Warrants") to purchase up to 1,715,240 shares of our common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The April 2020 Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, we also issued to Wainwright warrants to purchase an aggregate of 111,491 shares of our common stock (the “April 2020 Placement Agent Warrants”) which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $2.6 million. We did not issue any shares as a result of April 2020 Series C Warrants exercise activity during the three and nine months ended September 30, 2021.

In March 2020, we completed a registered public offering (the “March 2020 Offering”) in which we sold an aggregate of (i) 955,613 shares of our common stock, (the “March 2020 Shares”) and Series A Warrants exercisable for an aggregate of 955,613 shares of our common stock (the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of our common stock (the “March 2020 Series B Warrants”) and Series A Warrants exercisable for an aggregate of 1,589,842 shares of our common stock (also the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per pre-funded warrant and associated warrant. Each March 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each March 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, we issued, to Wainwright, the placement agent for the March 2020 Offering, warrants (the “March 2020 Placement Agent Warrants”) to purchase an aggregate of 165,455 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and March 2020 Series B Warrants sold in the March 2020 Offering. The March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $6.0 million. We did not issue any shares as a result of either the March 2020 Series A Warrant, March 2020 Series B Warrants or March 2020 Placement Agent Warrants the three and nine months ended September 30, 2021.

Cashflows

Net cash used in operating activities is comprised of our net losses, adjusted for non-cash expenses, and working capital requirements. Net cash used in operating activities for the nine months ended September 30, 2021 was $6.8 million compared to $7.6 million for the nine months ended September 30, 2020. The $0.8 million decrease in net cash used in operating activities for the nine months ended September 30, 2021, as compared to the same period in the prior year was primarily due to an increase in our net loss of $0.1 million, a decrease in the change in accrued expenses and other liabilities of $0.4 million and a decrease in the change in accounts payable of $0.4 million.

Net cash used in investing activities for the nine months ended September 30, 2021 was $18 thousand related to the purchase of manufacturing and lab equipment. Net cash used in investing activities for the nine months ended September 30, 2020 was $28 thousand related to the purchase of computer equipment.

Net cash generated by financing activities for the nine months ended September 30, 2021, was $8.5 million related to proceeds from the exercise of warrants. This compares to net cash generated by financing activities of $8.9 million consisting primarily of $8.6 million in proceeds from the issuance of common stock associated with the March 2020 Offering and $0.3 million in proceeds from the exercise of warrants.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2021, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our clinical research organizations, as well as clinical trial sites, have faced disruptions related to the INSPIRE 2.0 clinical trial arising from suspension of activity at numerous clinical trial sites due to hospital staff shortages or state or city ‘‘stay at home’’ or ‘‘shelter in place’’ orders, delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. Specifically, we are aware that a significant number of our clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. As of November 2, 2021 we have 17 clinical sites open for enrollment, which is the total number of sites we currently have activated for the INSPIRE 2.0 Study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q, including the impact of potential COVID-19 variants and the impact of vaccine rollout efforts, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. Additionally, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. Any of these factors could continue to adversely impact our ability to enroll, or delay enrollment in, the INSPIRE 2.0 clinical trial. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

We have incurred net losses each year since our inception, including net losses of $7.0 million for the nine months ended September 30, 2021, and net losses of $9.1 million for the year ended December 31, 2020 and $11.8 million for the year ended December 31, 2019. As of September 30, 2021, we had an accumulated deficit of $235.2 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of September 30, 2021, we have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, we have received deficiency letters due to the failure to maintain the minimum bid price and the failure to meet stockholder equity requirements, including the deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market letter we received on May 19, 2021 notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. We have been provided with a 180 day compliance period or until November 15, 2021, in which to regain compliance, which could potentially be extended by Nasdaq an additional 180 days so long as we are otherwise in compliance with all listing requirements. On or before November 15, 2021, we intend to request an additional 180 day compliance period from Nasdaq. As we are currently in compliance with all other listing requirements. we expect to receive an additional 180 day compliance period, during which time we will determine what actions, if any, are needed to regain compliance with the minimum bid price requirement. For example, as a result of previous deficiency letters, we have needed to implement reverse stock splits, transfer to the Nasdaq Capital Market (from the Nasdaq Global Market), and implement a warrant amendment. We may also need to implement a further reverse stock split as a result of the May 2021 deficiency letter, if we continue to not be in compliance with the minimum bid price requirement

Even if we remain in compliance with the Minimum Bid Price Requirement, we may decide to implement a reverse stock split to further ensure that we remain in compliance with the Minimum Bid Price Requirement. Regardless, there can be no assurance that we will maintain compliance with the bid price requirement, or that we will continue to be in compliance with the other continued listing requirements of the Nasdaq Capital Market.

In the event that we fail to regain compliance, or we fail to obtain a second compliance period from Nasdaq, or fail to satisfy any of the listing requirements of the Nasdaq Capital Market, our common stock may be delisted. If our securities are delisted from trading on the Nasdaq Capital Market, and we are not able to list our securities on another exchange our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: November 10, 2021	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: November 10, 2021	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer