Form 10-K
period 2021-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2022-03-07
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-37350

INVIVO THERAPEUTICS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	36-4528166 (I.R.S. Employer Identification No.)
One Kendall Square, Building 1400 West, 4th Floor, Suite B14402, Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)

(617) 863-5500

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.00001 par value	NVIV	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $25,347,671 based on a per share price of $0.74, which was the closing price of the registrant’s Common Stock on the Nasdaq Capital Market on June 30, 2021.

As of March 4, 2022, the number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 34,264,856.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INVIVO THERAPEUTICS HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K.

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

Market Opportunity

Our clinical program is intended to address the lack of successful treatments for SCIs, which can lead to permanent paralysis, sensory impairment, and autonomic (bowel, bladder, and sexual) dysfunction. The current management of acute SCI is a surgical approach consisting of spine stabilization and an external decompression procedure of uncertain value. We believe the market opportunity for our Neuro-Spinal Scaffold implant is significant. It is estimated that approximately 285,000 people are currently living in the United States with paralysis due to SCI (chronic SCI), and approximately 17,000 individuals in the United States will become fully or partially paralyzed each year (acute SCI). We are pursuing regulatory approval from the U.S. Food and Drug Administration, or FDA, through the Humanitarian Device Exemption, or HDE, pathway. When this pathway was initiated for the Neuro-Spinal Scaffold implant, it was limited to populations of 4,000 or less patients per year. We were granted a Humanitarian Use Device, or HUD, designation for the Neuro-Spinal Scaffold implant, which includes thoracic and cervical patients afflicted with complete (no motor or sensory function in the lowest sacral segments) SCI, such as paraplegia or tetraplegia, and excludes gunshot or other penetrating wounds. The 21st Century Cures Act increased the upper population limit for an HDE from 4,000 to 8,000, which allows us to potentially request an expansion of our current HUD to include additional SCI patients, i.e., incomplete (partial sensory or sensory/motor function below the injury site, including the lowest sacral segments) SCI patients. Future products, which may include use of stem cells or drug ingredients, may enable the treatment of a broader population such as patients with chronic paralysis and would require separate regulatory approval.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved Investigational Device Exemption, or IDE in the INSPIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.” The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI. The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the two study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy. The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as randomization, screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. As of March 4, 2022, 17 patients have been enrolled in the INSPIRE 2.0 Study and 16 sites are activated for enrollment, which is the total number of sites currently activated for enrollment in the study. We have found the enrollment rates for the INSPIRE 2.0 study to be variable and inconsistent. Given the unpredictable enrollment patterns, we are unable at this time to estimate when enrollment for the study may be complete. We aim to continue to provide quarterly updates regarding the number of patients enrolled into the study.

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

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold implant. The HDE modular shell is comprised of 3 modules: a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews each module, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of all 3 modules, which constitutes the complete HDE submission, the FDA makes a filing decision that may trigger the review clock for an approval decision. We submitted the first module (the preclinical module) in March 2017 and have received feedback and provided additional updates to the FDA since that time, including our latest update which was submitted to the FDA in April 2021. In July 2021, the FDA informed us that our preclinical module was accepted. In December 2021, we submitted the second module (the manufacturing module) to the FDA. The HDE submission will not be complete until the clinical module is also submitted.

Impact of COVID-19 Pandemic

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. Although all our clinical sites are currently enrolling patients, we are aware that a significant number of our clinical sites had temporarily suspended enrollment into the INSPIRE 2.0 Study in 2020 at their institution due to the COVID-19 pandemic. As such, the COVID-19 pandemic has affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study if clinical sites suspend studies in order to manage the pandemic. Aside from the impact on enrollment in our INSPIRE 2.0 Study, we did not experience any significant impact from the COVID-19 pandemic on our financial condition, liquidity, other operations, suppliers, industry, and workforce during the year ended December 31, 2021. As of March 4, 2022, we have 16 clinical sites open for enrollment in the INSPIRE 2.0 Study, which is the total number of sites we have activated for the INSPIRE 2.0 Study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Annual Report on Form 10-K, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. We are actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce, although there remains significant uncertainty related to the public health situation globally. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the ultimate effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may continue to have an adverse effect on enrollment in our INSPIRE 2.0 Study, and may also have an adverse effect on our results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

The BCH License has a term of 15 years from the effective date of July 2, 2007, or as long as the life of the last expiring patent right under the license, whichever is longer, unless terminated earlier by BCH. The last expiring patent under the BCH License currently expires in 2027. In connection with our acquisition of the BCH License, we submitted to a 5-year development plan to BCH and MIT that includes certain targets and projections related to the timing of product development and regulatory approvals. We are required to either meet the stated targets and projections in the plan or notify BCH and revise the plan. BCH has the right to terminate the BCH License for failure by us to either meet the targets and projections in the plan or our failure to submit an acceptable revision to the plan within a 60-day cure period after notification by BCH that we are not in compliance with the plan. We are currently in compliance with the development plan.

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

We are required to pay certain fees and royalties under the BCH License. We paid an initial fee upon execution of the BCH License and are required to pay an amendment fee if we expand the field of use under the BCH License. We are also required to make milestone payments upon completing various phases of product development, including upon (i) filing with the FDA of the first investigational new drug application and IDE application for a product that uses the licensed technology; (ii) enrollment of the first patient in Phase II testing for a product that uses the licensed technology; (iii) enrollment of the first patient in Phase III testing for a product that uses the licensed technology; (iv) FDA approval of the first new drug application or related application for a product that uses the licensed technology; and (v) first market approval in any country outside the United States for a product that uses the licensed technology. As of December, 2021, we had paid fees associated with the achievement of milestones (i), (ii) and (iii) described above. Each year prior to the release of a licensed product, we are also required to pay a maintenance fee for the BCH License. Further, we are required to make ongoing payments based on any sublicenses we grant to manufacturers and distributors. Following commercialization, we are required to make ongoing royalty payments equal to a percentage in the low single digits of net sales of any product that uses the licensed technology.

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

Class III devices include devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and devices deemed not substantially equivalent to a predicate device following a 510(k) submission. The safety and effectiveness of Class III devices cannot be reasonably assured solely by general or special controls. Submission and FDA approval of a PMA application is required before marketing of a Class III device can proceed. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is reasonably safe and effective for its intended use and must be supported by extensive data, typically including data from preclinical studies and clinical trials. A Class III device may qualify for FDA approval to be distributed under an HDE rather than a PMA. HDEs are very similar to PMAs but are not required to demonstrate a reasonable assurance of effectiveness. Rather HDE applications require demonstration of “probable benefit.” Devices marketed under an HDE must also first be designated as a Humanitarian Use Device, or HUD. Our Neuro-Spinal Scaffold implant is a Class III device, and we are initially seeking HDE approval. Following our receipt of HDE approval, we intend to pursue a PMA for our Neuro-Spinal Scaffold for use in a broader patient population.

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

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

●	Quality System Regulation or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved indications or other off-label uses;

●	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

●	approval of product modifications that affect the safety or effectiveness of one of our approved devices;

●	medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

●	post-approval restrictions or conditions, including post-approval study commitments;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

●	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

●	regulations pertaining to voluntary recalls; and

●	notices of corrections or removals.

Class III devices that obtain HDE approval are subject to the additional restrictions discussed above, including:

●	the treatment of no more than 8,000 individuals in the United States per year;

●	a HUD may only be used if approved by an IRB to supervise clinical testing of devices, and after an IRB has approved the use of the device to treat or diagnose the specific disease; and

●	limitations on whether the device may be sold for a profit, subject to certain exceptions.

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

Regulatory Pathway for the Neuro-Spinal Scaffold Implant

The Neuro-Spinal Scaffold implant will be regulated by the FDA as a Class III medical device. The FDA granted HUD designation for our Neuro-Spinal Scaffold implant in 2013 for use in complete SCI (defined as less than 4,000 patients per year at the time), thus allowing us to qualify for FDA approval under an HDE. In 2015, we received conditional approval from the FDA to convert our ongoing pilot study into a pivotal probable benefit study (The INSPIRE Study). Full approval of such conversion was subsequently granted in January 2016. In early March 2018, we received FDA approval for a randomized controlled trial (the INSPIRE 2.0 Study) to supplement the existing clinical evidence for the Neuro-Spinal Scaffold implant that we obtained from The INSPIRE Study.

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold implant. The HDE modular shell is comprised of 3 modules: a preclinical studies module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews each module, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of all 3 modules, which constitutes the complete HDE submission, the FDA makes a filing decision that may trigger the review clock for an approval decision. We submitted the first module (the preclinical module) in March 2017 and have received feedback and provided additional updates to the FDA since that time, including our latest update which was submitted to the FDA in April 2021. In July 2021, the FDA informed us that our preclinical module was accepted. In December 2021, we submitted the second module (the manufacturing module) to the FDA. The HDE submission will not be complete until the clinical data module is also submitted.

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

Financial Information and Research and Development Expenditures

We have incurred net losses each year since our inception, including net losses of $9.9 million for the year ended December 31, 2021 and $9.1 million for the year ended December 31, 2020. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities related to our Neuro Spinal Scaffold implant. Our research and development expenditures, which include research and development related to our product candidates, were $4.4 million and $3.9 million in 2021 and 2020, respectively.

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

Employees and Human Capital

As of December 31, 2021, we had seven full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good. We also utilize a number of consultants to assist with financial, research and development, human resources, clinical and regulatory activities. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Corporate Information

We were incorporated on April 2, 2003, under the name of Design Source, Inc. as a Nevada corporation. On October 26, 2010, we acquired the business of InVivo Therapeutics Corporation, which was founded in 2005 as a Delaware corporation, and we are continuing the existing business operations of InVivo Therapeutics Corporation as our wholly-owned subsidiary.

Our principal executive offices are located in leased premises at One Kendall Square, Building 1400 West, 4th Floor, Suite B14402, Cambridge, Massachusetts 02139. Our telephone number is (617) 863-5500. We maintain a website at www.invivotherapeutics.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into this Annual Report on Form 10-K.

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

For a period in 2016, as a result of a U.S. Food and Drug Administration, or FDA pre-specified enrollment hold, we were unable to enroll patients in The INSPIRE Study pending FDA authorization to proceed with additional enrollment, which delayed our ability to open new sites and enroll patients at the pace we had anticipated. In addition, in July 2017 we halted enrollment in the study, and subsequently closed enrollment in the study. We also experienced enrollment delays with our INSPIRE 2.0 Study as a result of the COVID-19 pandemic when a significant number of our clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study in the event that our clinical sites may again suspend studies in the future in order to manage the pandemic.  We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by regulatory agencies, and as a result, if the pace of enrollment does not increase, we may need to make a determination as to the next steps for the INSPIRE 2.0 Study and our clinical program.

For example, if we have difficulty enrolling a sufficient number of patients to conduct or timely complete our clinical studies as planned, including the INSPIRE 2.0 Study, we may need to delay, limit, or terminate ongoing or planned clinical studies, any of which would have an adverse effect on our business. We also may consider changes to our current business strategy and future operations. We are reviewing alternatives with a goal of maximizing the value of our company. We could determine to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or to continue to operate our business in accordance with our existing business strategy.

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

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our clinical research organizations, as well as clinical trial sites, have faced disruptions related to the INSPIRE 2.0 clinical trial arising from suspension of activity at numerous clinical trial sites due to hospital staff shortages or state or city ‘‘stay at home’’ or ‘‘shelter in place’’ orders, delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. Specifically, we are aware that a significant number of our clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. As of March 4, 2022, we have 16 clinical sites open for enrollment which is the total number of sites we currently have activated for the INSPIRE 2.0 Study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Annual Report on Form 10-K, including the impact of potential COVID-19 variants and the impact of vaccine rollout efforts and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. Additionally, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. Any of these factors could continue to adversely impact our ability to enroll, or delay enrollment in, the INSPIRE 2.0 clinical trial. Additionally, the pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

We have experienced delays and may experience further delays in our clinical development of our Neuro-Spinal Scaffold implant. Clinical trials for future product candidates may also experience delays or may not be able to commence.

Before we can obtain regulatory approval for the sale of our Neuro-Spinal Scaffold implant, we must complete the clinical studies that are required. In July 2017, The INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial.  We subsequently closed enrollment in The INSPIRE Study and will follow the active patients until completion. The FDA has approved the INSPIRE 2.0 Study. However, the INSPIRE 2.0 Study may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, including delays due to the COVID-19 pandemic, the availability of scaffold implants to supply to our clinical sites, failure to demonstrate safety and probable benefit of our Neuro-Spinal Scaffold implant, lack of adequate funding to continue the clinical trial, or unforeseen safety issues. For example, enrollment in our INSPIRE 2.0 Study has been slower than we initially anticipated. Enrolling patients the

INSPIRE 2.0 Study and any other clinical trial of our Neuro-Spinal Scaffold implant will continue to require the approval of the IRBs at each clinical site.

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

We will need to seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. We have limited capital and in order for us to execute on our business plan and remain viable as a going concern, we must have the flexibility to engage in capital raising transactions until we are able to generate sufficient revenue and cash flow. Investors in prior transactions have purchased our common stock or our derivative securities, such as warrants, for which we must reserve unissued common stock. We therefore will need to increase the number of authorized shares of our common stock in order to issue common stock or securities convertible or exercisable into common stock to investors and other strategic partners, and as a result enable us to engage in capital raising transactions and other strategic transactions involving the issuance of equity securities.

Such increases to our authorized common stock require shareholder approval. Our 2019 Annual Meeting of stockholders was initially postponed due to a lack of quorum, and we were able to successfully achieve quorum and the votes required to pass the proposal to increase the number of authorized shares only after announcing a new record date for the meeting, which was held in January 2020. Our 2020 Annual Meeting of stockholders was held in August 2020, and we were able to achieve quorum and obtain the number of votes necessary to approve an increase in our authorized common stock, without having to postpone the meeting. Our 2021 Annual Meeting of stockholders was held in July 2021, and we were able to achieve quorum but we were not able to obtain the number of necessary votes to approve an increase in our authorized common stock. We cannot be sure that we will not experience future difficulties in obtaining quorum for our annual meetings or difficulties in obtaining the necessary votes required to pass proposals such as increases in authorized shares, as we experienced at the 2021 Annual Meeting. In such events, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

We have a limited operating history and have incurred significant losses since our inception.

We have incurred net losses each year since our inception, including net losses of $9.9 million for the year ended December 31, 2021 and $9.1 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $238.1 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of December 31, 2021, we have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Certain policies of the current or future administrations may impact our business and industry. It is difficult to predict how any executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Risks Related to our Dependence on Third Parties

We will depend upon strategic relationships to develop, and manufacture our products. If these relationships are not successful, we may not be able to capitalize on the market potential of these products.

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

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, we have received deficiency letters due to the failure to maintain the minimum bid price and the failure to meet stockholder equity requirements, including the deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market letter we received on May 19, 2021 notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. We were initially provided with a 180-day compliance period, or until November 15, 2021, in which to regain compliance, which was subsequently extended by Nasdaq on November 16,

2021, for an additional 180 days, or through May 15, 2022. We are working toward regaining compliance for continued listing on Nasdaq, and may need to take additional actions in order to regain compliance. For example, as a result of previous deficiency letters, we needed to implement reverse stock splits and take other actions including transferring to the Nasdaq Capital Market (from the Nasdaq Global Market) and implementing a warrant amendment. We may need to implement a further reverse stock split or take alternate actions as a result of the May 2021 deficiency letter.

Even if we are able to regain and remain in compliance with the minimum bid price requirement, we may decide to implement a reverse stock split to further ensure that we remain in compliance with the minimum bid price requirement. There can be no assurance that we will maintain compliance with the bid price requirement in the future, or that we will continue to be in compliance with the other continued listing requirements of the Nasdaq Capital Market.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease 5,104 square feet of space in Cambridge, Massachusetts, which is used primarily for corporate, manufacturing, and research and development functions. The lease commenced in June 2021, was amended in November 2021, and expires on December 31, 2024.

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

Holders

As of March 4, 2022, we had approximately 74 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 6. [Reserved]

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

We were incorporated on April 2, 2003, under the name Design Source, Inc. On October 26, 2010, we acquired the business of InVivo Therapeutics Corporation, which was founded in 2005, and continued the existing business operations of InVivo Therapeutics Corporation as our wholly-owned subsidiary.

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

New Accounting Pronouncements

In May 2021 the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force, which amends the FASB Accounting Standards Codification (“ASC”) to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share (EPS) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance becomes mandatorily effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. ASU No. 2021- 04 is effective for us beginning in fiscal 2022. We will adopt ASU 2021-04 effective January 1, 2022, and we do not expect that the adoption will have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. ASU No. 2020-01 is effective for us beginning in fiscal 2022. We will adopt ASU 2020-01 effective January 1, 2022, and we do not expect that the adoption will have a material impact on our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $0.5 million to $4.4 million for the year ended December 31, 2021 from $3.9 million for the year ended December 31, 2020. The increase in research and development expenses for the year ended December 31, 2021 is primarily due to higher incentive compensation costs in 2021 of $0.3 million, an increase in scaffold manufacturing costs of $0.2 million primarily as a result of higher clinical demand, an increase in legal costs of $0.1 million primarily due to increased fees associated with the submission of our second module to the FDA in 2021 and an increase of $0.1 million in other net immaterial accounts. These increases were offset by a decrease of $0.2 million in consulting costs mainly due to lower costs associated with clinical trial oversight activities.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million to $5.5 million for the year ended December 31, 2021 from $5.2 million for year ended December 31, 2020. The increase in general and administrative expenses for the year ended December 31, 2021 is primarily due to higher compensation costs in 2021 of $0.4 million and higher consulting costs in 2021 of $0.1 million attributable to one time business development initiatives. These increases were offset by decreases in legal costs of $0.1 million and other net immaterial accounts of $0.1 million mainly due to cost containment initiatives.

Interest Income / (Expense), Net

Interest income decreased by $16 thousand to $3 thousand for the year ended December 31, 2021 from $19 thousand for the year ended December 31, 2020. The decrease in interest income was primarily due to lower yields in our cash and cash equivalents in 2021.

Other Income

Other income for the years ended December 31, 2021 and 2020 was $2 thousand and $4 thousand, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of December 31, 2021, the Company had approximately $16.5 million in working capital. Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. At December 31, 2021, our accumulated deficit was $238.1 million.

At December 31, 2021, we had total assets of $21.8 million, total liabilities of $3.7 million, and total stockholders’ equity of $18.1 million. We recorded a net loss of $9.9 million for the year ended December 31, 2021. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses.

We believe that our cash and cash equivalents at December 31, 2021 will provide necessary funding to fund operations through the second quarter of 2023. We will need additional funding after that date in order to continue our operations. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We will need to raise additional capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additionally, the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and extend the period of global economic slowdown, which would impair our ability to raise needed funds. In addition, our liquidity is impacted by the limited number of shares authorized under our certificate of incorporation, and the resulting constraints on financing options and alternatives.

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

Financing Transactions

In October 2020, we completed a registered public offering (the “October 2020 Offering”) in which we sold an aggregate of (i) 11,785,000 shares of our common stock, (the “October 2020 Shares”) and Series A Warrants exercisable for an aggregate of 11,785,000 shares of our common stock (the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 6,965,000 shares of common stock (the “October 2020 Series B Pre-funded Warrants”) and Series A Warrants exercisable for an aggregate of 6,965,000 shares of our common stock (also the “October 2020 Series A

Warrants”) at a combined public offering price of $0.80 per pre-funded warrant and associated warrant. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable immediately and expires in October 2025. Each October 2020 Series B Pre-funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the October 2020 Offering, we issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the October 2020 Offering, warrants (the “October 2020 Placement Agent Warrants”) to purchase an aggregate of 1,218,750 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and October 2020 Series B Pre-funded Warrants sold in the October 2020 Offering. The October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are immediately exercisable and expire in October 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $13.5 million. There are no outstanding October 2020 Series B Pre-funded Warrants as of December 31, 2021. During the year ended December 31, 2021, we issued an aggregate of 10,620,682 and 12,188 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.5 million. During the year ended December 31, 2020, we issued an aggregate of 6,965,000 shares of our common stock upon the exercise of all of the October 2020 Series B Pre-funded Warrants for an immaterial amount, as they were substantially pre-funded. During the year ended December 31, 2020, we did not issue any shares as a result of October 2020 Series A Warrants or October 2020 Placement Agent Warrants exercise activity.

In April 2020, we entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 shares of our common stock, at a purchase price per share of $1.75 (the "April 2020 Shares"). The April 2020 Shares were offered by us pursuant to a shelf registration statement on Form S-3, which was declared effective by SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, we also issued to the April 2020 Purchasers warrants (the "April 2020 Series C Warrants") to purchase up to 1,715,240 shares of our common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The April 2020 Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, we also issued to Wainwright warrants to purchase an aggregate of 111,491 shares of our common stock (the “April 2020 Placement Agent Warrants”) which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $2.6 million. During the year ended December 31, 2021, we did not issue any shares as a result of April 2020 Series C Warrants exercise activity. During the year ended December 31, 2020, we issued an aggregate of 35,000 shares of our common stock upon the exercise of certain of the April 2020 Series C Warrants for aggregate proceeds of $57 thousand.

In March 2020, we completed a registered public offering (the “March 2020 Offering”) in which we sold an aggregate of (i) 955,613 shares of our common stock, (the “March 2020 Shares”) and Series A Warrants exercisable for an aggregate of 955,613 shares of our common stock (the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of our common stock (the “March 2020 Series B Warrants”) and Series A Warrants exercisable for an aggregate of 1,589,842 shares of our common stock (also the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per pre-funded warrant and associated warrant. Each March 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each March 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, we issued, to Wainwright, the placement agent for the March 2020 Offering, warrants (the “March 2020 Placement Agent Warrants”) to purchase an aggregate of 165,455 shares of our common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and March 2020 Series B Warrants sold in the March 2020 Offering. The March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to us, after deducting Wainwright's placement agent fees and other offering expenses payable by us, were approximately $6.0 million. During the year ended December 31, 2021, we did not issue any shares as a result of either the March 2020 Series A Warrant, March 2020 Series B Warrants or March 2020 Placement Agent Warrants exercise activity. During the year ended December 31, 2020,, we issued an aggregate of

1,577,114 shares of our common stock upon the exercise of certain of the pre-funded March 2020 Series B warrants for an immaterial amount, as they were substantially pre-funded.

Cashflows

Net cash used in operating activities for the year ended December 31, 2021, consisted of net loss of $9.9 million, non-cash items of $0.7 million and cash provided by working capital of $0.4 million. Adjustments for non-cash items consisted primarily of $0.3 million each in amortization of operating lease right-of-use assets and stock-based compensation expense, respectively. The change in cash from working capital included a $0.5 million increase in accrued expenses, and a $0.1 million increase in accounts payable. These increases were offset by a $0.3 million decrease in the operating lease liability and a $0.1 million decrease in prepaid expenses and other assets.

Net cash used in operating activities for the year ended December 31, 2020, consisted of net loss of $9.1 million, non-cash items of $0.5 million and cash used in working capital of $1.0 million. Adjustments for non-cash items consisted primarily of $0.3 million in amortization of operating lease right-of-use assets and $0.2 million in stock-based compensation expense. The change in cash from working capital included a decrease of $0.5 million in accounts payable, a decrease of $0.3 million in accrued expenses and a decrease of $0.3 million in the operating lease liability.

Net cash used in investing activities for the years ended December 31, 2021 and 2020, was $77 thousand and $41 thousand, respectively, attributable to purchases of capital equipment.

Net cash provided by financing activities for the year ended December 31, 2021 was $8.5 million related to proceeds from the exercise of warrants. This compares to net cash provided by financing activities of $22.5 million for the year ended December 31, 2020 consisting of $22.1 million in proceeds from the issuance of common stock associated with the offerings in 2020 and $0.3 million in proceeds from the exercise of warrants.

Inflation and Changing Prices

We do not believe that inflation has had, or will have, a material impact on our operating costs and earnings.

Material Cash Requirements from Contractual Obligations

Leases

As of December 31, 2021, we reported current and long-term operating lease liabilities of $0.3 million and $1.0 million, respectively. These balances represent our contractual obligation to make future payments on our Cambridge Lease, discounted to reflect our cost of borrowing. In the event that we were to vacate the Cambridge facility, we may be obliged to continue making payments under the Cambridge Lease.

Clinical Trial Commitments

We have engaged and executed contracts with clinical research organizations to assist with the administration of our ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of December 31, 2021, approximately $4.3 million remains to be paid on these contracts. The timelines and related costs necessary to complete these trials may vary depending on a number of factors, including the rate of patient enrollment into our INSPIRE 2.0 trial. In the event we were to close the INSPIRE 2.0 trial, certain financial penalties would become payable to the clinical research organizations for costs to wind down the closed trial.

See Note 12, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information regarding our commitments.

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

Index to Consolidated Financial Statements

SPECIAL NOTE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of InVivo Therapeutics Holdings Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InVivo Therapeutics Holdings Corp. and Subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts

March 7, 2022

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

	December 31,
	2021	2020

ASSETS:
Current assets:
Cash and cash equivalents	$19,031	$19,493
Prepaid expenses and other current assets	111	163
Total current assets	19,142	19,656
Property, equipment and leasehold improvements, net	127	85
Restricted cash - non-current	150	110
Operating lease right-of-use assets	1,229	928
Prepaid clinical trial expenses	1,122	1,122
Intangible assets	—	9
Total assets	$21,770	$21,910
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$605	$481
Operating lease liabilities	361	327
Accrued expenses	1,646	1,164
Total current liabilities	2,612	1,972
Other liabilities	94	59
Operating lease liabilities - non-current	949	693
Total liabilities	3,655	2,724
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 50,000,000 shares; 34,264,856 shares issued and outstanding, including 6,302 shares of unvested restricted stock awards, at December 31, 2021; authorized 50,000,000 shares; 23,631,886 shares issued and outstanding, including 6,302 shares of unvested restricted stock awards, at December 31, 2020	3	3
Additional paid-in capital	256,241	247,417
Accumulated deficit	(238,129)	(228,234)
Total stockholders’ equity	18,115	19,186
Total liabilities and stockholders’ equity	$21,770	$21,910

See notes to the consolidated financial statements.

.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

	Year Ended December 31,

	2021	2020
Operating expenses:
Research and development	$4,381	$3,939
General and administrative	5,519	5,158
Total operating expenses	9,900	9,097
Operating loss	(9,900)	(9,097)
Other income:
Interest income	3	19
Other income	2	4
Other income	5	23
Net loss	$(9,895)	$(9,074)
Net loss per share, basic and diluted	$(0.30)	$(1.31)
Weighted average number of common shares outstanding, basic and diluted	33,078,659	6,902,693

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	550,736	2	224,741	(219,160)	$5,583
Share-based compensation expense	—	—	215	—	215
Issuance of common stock upon vesting of restricted stock units	100	—	—	—	—
Fractional shares issued due to 1 for 30 reverse stock split	7,692	—	—	—	—
Forfeiture of restricted stock	(584)	—	—	—	—
Issuance of common stock and warrants in public offering	14,455,853	1	22,118	—	22,119
Issuance of common stock upon exercise of warrants	8,618,089	—	343	—	343
Net loss	—	—	—	(9,074)	(9,074)
Balance as of December 31, 2020	23,631,886	3	247,417	(228,234)	19,186
Share-based compensation expense	—	—	315	—	315
Issuance of common stock upon vesting of restricted stock units	100	—	—	—	—
Issuance of common stock upon exercise of warrants	10,632,870	—	8,509	—	8,509
Net loss	—	—	—	(9,895)	(9,895)
Balance as of December 31, 2021	34,264,856	$3	$256,241	$(238,129)	$18,115

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,

	2021	2020
Cash flows from operating activities:
Net loss	$(9,895)	$(9,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	46
Amortization of operating lease right-of-use assets	328	283
Share-based compensation expense	315	215
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	52	14
Accounts payable	124	(461)
Operating lease liability	(339)	(294)
Accrued expenses and other liabilities	517	(263)
Net cash used in operating activities	(8,854)	(9,534)
Cash flows from investing activities:
Purchases of property and equipment	(77)	(41)
Net cash used in investing activities	(77)	(41)
Cash flows from financing activities:
Proceeds from exercise of warrants	8,509	343
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	—	22,119
Net cash provided by financing activities	8,509	22,462
(Decrease) Increase in cash and cash equivalents and restricted cash	(422)	12,887
Cash, cash equivalents and restricted cash at beginning of period	19,603	6,716
Cash, cash equivalents and restricted cash at end of period	$19,181	$19,603
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Fair value of warrants issued in connection with financing activities	$—	$15,194
Cash paid for taxes	—	—
Increase in operating right-of-use assets and liabilities related to lease modifications	$629	$—
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$19,031	$19,493
Restricted cash included in other non-current assets	150	110
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$19,181	$19,603

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. At December 31, 2021, the Company had consolidated cash and cash equivalents of $19.0 million. Given the Company’s current plans, the Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2023. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company may raise capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. The Company believes that it can be successful in obtaining additional capital if it is successful in increasing its authorized shares available; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The Company is aware that a significant number of its clinical sites had temporarily suspended enrollment into the INSPIRE 2.0 Study in 2020 at their institution due to the COVID-19 pandemic, and as such, the COVID-19 pandemic has affected and may continue to affect the potential for enrollment in the Company’s INSPIRE 2.0 Study if clinical sites suspend studies in order to manage the pandemic. As of, March 4, 2022, the Company has 16 clinical sites open for enrollment, which is the total number of sites currently activated for enrollment in the study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Annual Report on Form 10-K, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment of the INSPIRE 2.0 Study. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce, although there remains significant uncertainty related to the public health situation globally. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may continue to have an adverse effect on enrollment in the Company’s INSPIRE 2.0 Study, and may also have an adverse effect on the Company’s results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future.

Going Concern

The Company’s consolidated financial statements as of December 31, 2021 were prepared under the assumption that the Company will continue as a going concern. At December 31, 2021, the Company had cash and cash equivalents of $19.0 million. Given the Company’s current plans, the Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2023.

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

Cash and cash equivalents

The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within 3 months from date of purchase to be cash equivalents. As of December 31, 2021, the Company has cash balances in a financial institution in excess of insured limits. The Company has not experienced any losses related to these balances. Management believes it is not exposed to significant credit risk. At December 31, 2021 and 2020, cash equivalents were comprised primarily of money market funds.

Cash and cash equivalents consist of the following:

	December 31,
(In thousands)	2021	2020
Cash	$5	$(13)
Money market funds	19,026	19,506
Total cash and cash equivalents	$19,031	$19,493

Restricted cash

Restricted cash as of December 31, 2021 and 2020 was $150 thousand and $110 thousand, respectively. Restricted cash as of December 31, 2021 included a $50 thousand security deposit related to the Company’s credit card account and a $100 thousand standby letter of credit in favor of a landlord (see Note 12).

Restricted cash as of December 31, 2020 included a $50 thousand security deposit related to the Company’s credit card account, and a $60 thousand standby letter of credit in favor of a landlord (see Note 12).

Fair Value of Financial instruments

The carrying amounts reported in the Company’s consolidated balance sheets for cash, cash equivalents and accounts payable approximate fair value based on the short-term nature of these instruments.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

Property and equipment

Property and equipment of the Company is stated at cost. In accordance with ASC Topic 360 Property, Plant and Equipment, expenditure for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Depreciation is provided principally on the straight-line method over the estimated useful lives of the asset. A summary of the estimated useful lives is as follows::

Classification	Estimated Useful Life
Computer hardware	3 - 5 years
Software	3 years
Research and lab equipment	5 years
Leasehold improvements	Remaining life of lease

Research and development expenses

Costs incurred for research and development are expensed as incurred. Certain agreements require the Company to make pre-payments for clinical research organizations (“CROs”) services. As of December 31, 2021, the Company had $1.2 million in prepayments for CRO services of which $28 thousand is included in prepaid expense and other current assets balance on the balance sheet and the remaining $1.1 million is included within the other long term assets section of the balance sheet. As of December 31, 2020, the Company had $1.2 million in prepayments for CRO services of which $110 thousand is included in prepaid expense and other current assets balance on the balance sheet and the remaining $1.1 million is included within the other long term assets balance on the balance sheet.

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

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries. As of December 31, 2021 and 2020, all of the Company’s assets were located in one location in the United States.

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

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in 2021. There were no material uncertain tax positions that required accrual or disclosure to the financial statements as of December 31, 2021 or 2020. Tax years subsequent to 2018 remain open to examination by U.S. federal and state tax authorities.

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

Share-based payments

The Company accounts for all stock-based payment awards granted to employees and nonemployees using the fair value method. The Company’s stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for both employee and nonemployee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. Stock-based compensation costs for nonemployees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the department to which the related services are provided.

Derivative instruments

The Company generally does not use derivative instruments to hedge exposures to cash-flow or market risks. In the past certain of the Company’s issued and outstanding warrants to purchase common stock previously contained anti-dilution provisions. These warrants did not meet the requirements for classification as equity and were thus recorded as derivative warrant liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. Such financial instruments are initially recorded at fair value, with subsequent changes in fair value recorded to operations in each reporting period. If these instruments subsequently meet the requirements for classification as equity, the Company reclassifies the fair value to equity.

Net loss per common share

Basic and diluted net loss per share of common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period as follows:

	Year Ended December 31,
	2021	2020
Numerator:
Net Loss (in thousands)	$(9,895)	$(9,074)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted	33,078,659	6,902,693
Net loss per share — basic and diluted	$(0.30)	$(1.31)

In a net loss period, options, warrants, unvested restricted stock units and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

For the year ended December 31, 2021 and 2020, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	December 31,
	2021	2020
Warrants	14,078,338	24,714,084
Stock options	364,005	4,169
Unvested RSUs	—	100
Unvested RSAs	6,302	6,302
Total potentially dilutive securities	14,448,645	24,724,655

New Accounting Pronouncements

In May 2021 Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force”. This ASU amends the FASB Accounting

Standards Codification (“ASC”) to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share (EPS) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance becomes mandatorily effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. ASU No. 2021- 04 is effective for the Company beginning in fiscal 2022. The Company will adopt ASU 2021-04 effective January 1, 2022, and it is expected that the adoption will not have a material impact to the Company's consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01 “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) —clarifying the interactions between Topic 321, Topic 323 and Topic 815 (a consensus of the emerging issues task force)”. The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. ASU No. 2020- 01 is effective for the Company beginning in fiscal 2022. The Company will adopt ASU 2021-01 effective January 1, 2022, and it is expected that the adoption will not have a material impact to the Company's consolidated financial statements.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,	December 31,
(In thousands)	2021	2020
Computer hardware	$52	$35
Computer Software	5	5
Research and lab equipment	580	520
Leasehold improvements	66	66
Property and equipment	703	626
Less accumulated depreciation	(576)	(541)
Property and equipment, net	$127	$85

Depreciation expense for the years ended December 31, 2021 and 2020, was $35 thousand, and $29 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

The Company did not write off any assets during the year ended December 31, 2021. During the year ended December 31, 2020, the Company wrote off $132 thousand of fully depreciated computer software and hardware assets that were no longer in use.

4. INTANGIBLE ASSETS

Intangible assets consisted of patent licensing fees paid to license intellectual property. In July 2007, the Company entered into a worldwide exclusive license (the “BCH License”) for patents co-owned by BCH and MIT initially covering the use of biopolymers to treat spinal cord injuries, and to promote the survival and proliferation of human stem cells in the spinal cord. During 2011, the BCH License was amended, and the Company obtained additional rights for use in the field of peripheral nerve injuries. The BCH License, as amended, has a 15 year term, or as long as the life of the last expiring patent right thereunder, whichever is longer, unless terminated earlier by the licensor, under certain conditions as defined in the related license agreement. The last expiring patent under the BCH License currently expires in 2027. In connection with the BCH License, the Company paid an initial $75 thousand licensing fee and is required to pay certain annual maintenance fees, milestone payments and royalties. License fees are capitalized and the gross total at December 31, 2021 and 2020 was $200 thousand. The Company accounts for milestone payments, maintenance fees and royalties when they become due and payable. The Company paid $10 thousand in maintenance fees during each of the years ended December 31, 2021 and 2020. The Company is amortizing the license fee as a research and development expense over the 15– year term of the license.

	December 31,	December 31,
(In thousands)	2021	2020
Patent licensing fee	$200	$200
Accumulated amortization	(200)	(191)
Intangible assets	$—	$9

For the years ended December 31, 2021 and 2020, amortization expense was $9 thousand and $13 thousand respectively. As of December 31, 2021 the license fee had been fully amortized.

5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
(In thousands)	2021	2020
Compensation	$1,287	$996
Clinical	218	5
Other accrued expenses	141	163
Total accrued expenses	$1,646	$1,164

6. FAIR VALUES OF ASSETS AND LIABILITIES

The Company groups its assets and liabilities generally measured at fair value in 3 levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Refer to Note 2, "Significant Accounting Policies," for additional information on the accounting policies related to fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,026	$—	$—	$19,026

	As of December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,506	$—	$—	$19,506

During the years ended December 31, 2021 and 2020, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

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

At December 31, 2021, the Company had U.S. federal and Massachusetts net operating loss carryforwards of $158.5 million and $140.8 million, respectively, of which $117.3 million of federal carryforwards will expire in varying amounts beginning in 2026 and $41.3 million carry forward indefinitely. State net operating losses begin to expire in 2029. Utilization of net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has completed several financings since its inception, which may have resulted in a change in ownership, or could result in a change in ownership in the future but has not yet completed a Section 382 analysis of whether an ownership change limitation exists. The Company will complete an appropriate analysis before its tax attributes are utilized. The Company also had federal and state research and development tax credits of $1.5 million and $0.2 million respectively, at December 31, 2021, which will begin to expire in 2026 and 2030, respectively, unless previously utilized.

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
(In thousands)	2021	2020
Net operating loss carryforward	$42,696	$40,175
Research and development credit carryforward	1,663	1,608
Stock-based compensation	431	421
Depreciation and amortization	17	16
Accrued expenses	—	7
Lease liability	344	279
Right of use asset	(323)	(253)
Subtotal	44,828	42,253
Valuation allowance	(44,828)	(42,253)
Net deferred taxes	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been provided. In the years ended December 31, 2021 and 2020, the valuation allowance increased by $2.6 million and $0.6 million, respectively.

The Company has no uncertain tax positions at December 31, 2021 and 2020 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of uncertain tax positions over the next 12 months. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differ from the same benefits computed using the Company’s effective tax rate primarily due to the following:

	December 31,
	2021	2020
Statutory rate	(21.0)%	(21.0)%
State taxes, net of benefit	(4.7)%	(5.8)%
Permanent differences	0.4%	0.3%
Research and development tax credit	(0.9)%	(1.1)%
Stock-based compensation	0.2%	21.2%
Increase in valuation reserve	26.0%	6.4%
Effective tax rate	0.0%	0.0%

The Company is subject to U.S. Federal and Massachusetts state income taxes. The statute of limitations for assessment by the Internal Revenue Service or state tax authority is generally open for the tax years ending December 31, 2018 through December 31, 2021, however federal and state tax attributes that were generated prior to the tax year ending December 31, 2017 may still be adjusted upon examination by the Internal Revenue Service or stat tax authority if the attributes either have been, or will be, used in a future period.

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

8. COMMON STOCK

On January 21, 2020, the Company held its 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”). At the 2019 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 500,000,000 (without giving effect to the 2020 Reverse Stock Split). On February 11, 2020, the Company effected the 2020 Reverse Stock Split and the number of shares of authorized common stock was reduced to 16,666,667. On August 4, 2020, the Company held its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). At the 2020 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 16,666,667 to 50,000,000 shares. As of December 31, 2021 and 2020, 34,264,856 and 23,631,886 shares were issued and outstanding respectively.

In October 2020, the Company completed a registered public offering (the “October 2020 Offering”) in which it sold an aggregate of (i) 11,785,000 shares of common stock, (the “October 2020 Shares”) and Series A Warrants exercisable for an aggregate of 11,785,000 shares of the Company’s common stock (the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 6,965,000 shares of common stock (the “October 2020 Series B Pre-funded Warrants”) and Series A Warrants exercisable for an aggregate of 6,965,000 shares of the Company’s common stock (also the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per pre-funded warrant and associated warrant. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable immediately and expires in October 2025. Each October 2020 Series B Pre-funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the October 2020 Offering, the Company issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”) the placement agent for the October 2020 Offering, warrants (the “October 2020 Placement Agent Warrants”) to purchase an aggregate of 1,218,750 shares of the Company’s common stock, which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and October 2020 Series B Pre-funded Warrants sold in the October 2020 Offering. The October 2020 Placement Agent Warrants have an exercise price of $1.00 per share, are immediately exercisable and expire in October 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $13.5 million. The Company assessed whether the October 2020 Series A Warrants, October 2020 Series B Pre-funded Warrants and the October 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the October 2020 Series A Warrants, October 2020 Series B Pre-funded Warrants and the October 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants was estimated at $8.7 million and $551.3 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 119.13%, risk free interest rate of 0.35%, expected life of five years and no dividends. The October 2020 Series B Pre-funded Warrants had an intrinsic value of approximately $5.6 million. There are no outstanding October 2020 Series B Pre-funded Warrants as of December 31, 2021. During the year ended December 31, 2021, the Company issued an aggregate of 10,620,682 and 12,188 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.5 million. During the year ended December 31, 2020, the Company issued an aggregate of 6,965,000 shares of common stock upon the exercise of all of the October 2020 Series B Pre-funded Warrants for an immaterial amount, as they were substantially pre-funded. The Company did not issue any shares as a result of October 2020 Series A Warrants or October 2020 Placement Agent Warrants exercise activity during the year ended December 31, 2020.

In April 2020, the Company entered into a securities purchase agreement (the "April 2020 Purchase Agreement") with certain institutional investors (the "April 2020 Purchasers"), pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of 1,715,240 of common stock, at a purchase price per share of $1.75 (the "April 2020 Shares"; the offering, the “April 2020 Registered Offering”). The April 2020 Shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by the SEC on November 14, 2019 (File No. 333-234353) and a prospectus supplement thereunder. Pursuant to the April 2020 Purchase Agreement, in a concurrent private placement, the Company also issued to the April 2020 Purchasers warrants (the "April 2020 Series C Warrants") to purchase up to 1,715,240 shares of common stock (the "Private Placement" and together with the April 2020 Registered Offering, the "April 2020 Offerings"). The April 2020 Series C Warrants are exercisable immediately at an exercise price of $1.62 per share of common stock, subject to adjustment in certain circumstances, and expire on October 17, 2025. In connection with the April 2020 Offerings, the Company also issued to Wainwright warrants to purchase an aggregate of 111,491 shares of the Company’s common stock (“April 2020 Placement Agent Warrants”) which represents a number of shares of common stock equal to 6.5% of the aggregate number of April 2020 Shares sold in the April 2020 Registered Offering, at an exercise price of $2.1875 per share with a term expiring on April 15, 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $2.6 million. The Company assessed whether the April 2020 Series C Warrants, and the April 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the April 2020 Series C Warrants and the April 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the April 2020 Series C Warrants was estimated at $2.1 million, using a Black-Scholes model with the following assumptions: expected volatility of 115.84%, risk free interest rate of 0.40%, expected life of five and a half years and no dividends. The fair value of the April 2020 Placement Agent Warrants was estimated at $128 thousand, using a Black-Scholes model with the following assumptions: expected volatility of 116.14%, risk free interest rate of 0.36%, expected life of five years and no dividends. The Company did not issue any shares as a result of either the April 2020 Series C Warrants or April 2020 Placement Agent Warrants exercise activity during the year ended December 31, 2021. During the year ended December 31, 2020, the Company issued an aggregate of 35,000 shares of common stock upon the exercise of certain of the April 2020 Series C warrants for aggregate proceeds of $57 thousand. During the year ended December 31, 2020, the Company did not issue any shares as a result of April 2020 Placement Agent Warrants exercise activity.

In March 2020, the Company completed a registered public offering (the “March 2020 Offering”) in which it sold an aggregate of (i) 955,613 shares of common stock (the “March 2020 Shares”) and Series A Warrants exercisable for an aggregate of 955,613 shares of the Company’s common stock (the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of common stock (the “March 2020 Series B Warrants”) and Series A Warrants exercisable for an aggregate of 1,589,842 shares of the Company’s common stock (also the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per pre-funded warrant and associated warrant. Each March 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each March 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In connection with the March 2020 Offering, the Company issued, to Wainwright the placement agent for the March 2020 Offering, warrants to purchase an aggregate of 165,455 shares of the Company’s common stock (the “March 2020 Placement Agent Warrants”), which represents a number of shares of common stock equal to 6.5% of the aggregate number of shares of common stock and March 2020 Series B Warrants sold in the March 2020 Offering. The March 2020 Placement Agent Warrants have an exercise price of $3.4375 per share, are immediately exercisable and expire in March 2025. The net proceeds to the Company, after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $6.0 million. The Company assessed whether the March 2020 Series A Warrants, March 2020 Series B Warrants and the March 2020 Placement Agent Warrants required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the March 2020 Series A Warrants, March 2020 Series B Warrants and the March 2020 Placement Agent Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the March 2020 Series A warrants and March 2020 Placement Agent Warrants was estimated at $3.5 million and $218 thousand, respectively, using a Black-Scholes model with the following assumptions: expected volatility of 115.22%, risk free interest rate of 0.63%, expected life of five years and no dividends. The March 2020 Series B Warrants had an intrinsic value of approximately $4.4 million. The Company did not issue any shares as a result of either the March 2020 Series A Warrant, March 2020 Series B Warrants or March 2020 Placement Agent Warrants exercise activity during the year ended December 31, 2021. During the year ended December 31, 2020, the Company issued an aggregate of 1,577,114 shares of common stock upon the exercise of certain of the pre-funded March 2020 Series B Warrants for an immaterial amount, as they were substantially pre-funded. During the year ended December 31, 2020, the Company did not issue any shares as a result of the March 2020 Placement Agent Warrants or March 2020 Series A Warrants exercise activity.

During the year ended December 31, 2021, there was no exercise activity related to any of the warrants that were issued in 2018 and 2019. During the year ended December 31, 2020, the Company issued an aggregate of 40,975 shares of common stock upon the exercise of certain warrants issued in 2018 for aggregate proceeds of $286 thousand.

During each of the years ended December 31, 2021 and 2020, the Company issued an aggregate of 100 shares of common stock upon vesting of restricted stock units.

During the year ended December 31, 2019, the Company issued an aggregate 6,886 restricted stock awards (“RSAs”) to its employees under the 2015 Equity Incentive Plan. These awards are considered issued and outstanding based on the dividend payment rights and the conveyance of voting rights that was granted to the grant holders. During year ended December 31, 2020, 584 restricted stock awards that were considered issued and outstanding as of December 31, 2019 were forfeited.

During the year ended December 31, 2020, as part of the adjustment to reflect the 2020 Reverse Stock Split, the Company issued an aggregate of 7,692 shares of common stock to account for the fractional roundup of shareholders.

Common Stock Reserves

As of December 31, 2021, the Company had the following reserves established for the future issuance of common stock as follows:

As of December 31, 2021
Reserves for the exercise of warrants	14,078,338
Reserves for the exercise of stock options	364,005
Total Reserves	14,442,343

9. SHARE-BASED COMPENSATION, STOCK OPTIONS, AND RESTRICTED SECURITIES

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

As of December 31, 2021, the total number of shares available to be issued under the 2015 Plan was 2,767,436 shares, consisting of, (i) 5,333 shares initially authorized under the 2015 Plan shares plus (ii) the shares that remained available for grant under the 2010 Plan at the time of its termination adjusted for cumulative cancellations, forfeitures and issuances from the 2010 Plan and 2015 Plan, (iii) the 26,667 shares approved for increase during the January 2020 shareholders meeting (iv) the 400,000 shares approved for increase during the August 2020 shareholders meeting and, the 2,700,000 shares approved for increase during the Company’s 2021 Annual Meeting of Stockholders. While 2,767,436 shares are available to be issued under the 2015 Plan as of December 31, 2021, only 1,292,801 shares can be issued under the 2015 Plan due to restrictions on the usage of the 2015 Plan resulting from the total number of shares of common stock authorized under the Company’s certificate of incorporation.

Options issued under the 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For the years ended December 31, 2021 and 2020, Stock-based compensation recognized was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Research and development	$22	$40
General and administrative	293	175
Total	$315	$215

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

The Company did not grant any awards during year ended December 31, 2020. The assumptions used principally in determining the fair value of options granted during the year ended December 31, 2021, were as follows:

December 31,
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

Stock Options

A summary of option activity as of December 31, 2021 and changes for the year then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding as of December 31, 2020	4,169	$1,054.01	7.18	$—
Granted	360,000	$1.10
Cancelled/Forfeited	(147)	$6,324.03
Expired	(17)	$5,940.00
Outstanding as of December 31, 2021	364,005	$10.33	9.18	$—
Vested and Exercisable as of December 31, 2021	3,005	$1,104.04	6.17	$—
Vested and expected to vest as of December 31, 2021	364,005	$10.33	9.18	$—

The Company did not grant any awards during the year ended December 31, 2020. The Company granted 360,000 stock options during the year ended December 31, 2021. The weighted average grant-date fair value of options granted during the year ended December 31, 2021 was $0.93 per share. The total fair value of options that vested in years ended December 31, 2021 and 2020, was $67 thousand and $117 thousand, respectively. For the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $219 thousand and $117 thousand, respectively, related to stock options. As of December 31, 2021, there was $176 thousand of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a remaining weighted-average period of 1.12 years at December 31, 2021.

Restricted Securities

A summary of restricted securities activity as of December 31, 2021 and changes for the year then ended are presented below:

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance as of December 31, 2020	6,402	$25.67
Vested	(100)	$660.00
Unvested balance as of December 31, 2021	6,302	$15.60

For years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $96 thousand and $98 thousand respectively, related to the time-based restricted securities. As of December 31, 2021, total unrecognized compensation expense related to non-vested restricted securities amounted to $24 thousand which the Company expects to recognize over a remaining weighted-average period of 0.73 years. All the restricted securities that remain unvested and outstanding at December 31, 2021 are subject to time-based vesting.

10. WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at December 31, 2021:

			Number of	Exercise Price as of
Year Issued	Defined Name	Classification	Warrants	September 30, 2021	Date of Expiration
2018	2018 Series A Warrants	Equity	211,921	$6.98	6/25/2023
2019	2019 Placement Agent Warrants	Equity	15,168	$4.50	11/21/2024
2020	March 2020 Series A Warrants	Equity	2,545,455	$2.75	3/10/2025
2020	March 2020 Placement Agent Warrants	Equity	165,455	$3.4375	3/5/2025
2020	March 2020 Series B Warrants	Equity	12,728	$0.00001	Until Fully Exercised
2020	April 2020 Series C Warrants	Equity	1,680,240	$1.62	10/17/2025
2020	April 2020 Placement Agent Warrants	Equity	111,491	$2.1875	4/15/2025
2020	October 2020 Placement Agent Warrants	Equity	1,206,562	$1.00	10/22/2025
2020	October 2020 Series A Warrants	Equity	8,129,318	$0.80	10/27/2025
Total			14,078,338
Weighted average exercise price				$1.41
Weighted average life in years					3.66

11. EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “Plan”) covering all employees. Employees must be 21 years of age in order to participate in the Plan. Under the Plan, the Company has the option to make matching contributions. During the years ended December 31, 2021 and 2020, the Company contributed $69 thousand and $60 thousand, respectively, in cash matching contributions to employee 401(k) accounts.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 3, 2018, the Company entered into a sublease for 5,104 square feet of space for its corporate offices and laboratory space in Cambridge Massachusetts (the “Cambridge Lease”). The Cambridge Lease commenced on May 3, 2018 and was scheduled to expire on October 31, 2023. In May 2021, the Company entered into an agreement to terminate the Cambridge Sublease (the “Sublease Termination”). In connection with the Sublease Termination, the $60 thousand standby letter of credit was cancelled and returned to the Company.

Concurrent with the Sublease Termination, the Company entered into a new lease for the same space with ARE-MA (the “Cambridge Lease”). The Cambridge Lease commenced on June 1, 2021 and was originally scheduled to expire on December 31, 2023. The Cambridge Lease contained rent escalation clauses. In connection with the Cambridge Lease, a new standby letter of credit was established for $100 thousand. Under the Cambridge Lease, the Company will be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

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

On November 23, 2021, the Company amended the Cambridge Lease to extend the term through December 31, 2024. No other terms within the Cambridge Lease were amended. The amendment of the Cambridge Lease was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the right-of-use assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 5.97%, which resulted in an increase of $486 thousand in both the right-of-use asset and operating lease liabilities.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

	Year Ended December 31,
Lease cost (In thousands)	2021	2020
Operating lease cost	$392	$364
Short-term lease cost	3	21
Variable lease cost	95	139
Total lease cost	$490	$524

Other information (In thousands)
Increase in operating right-of-use assets and liabilities related to lease modifications	$629	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$3	$21
Operating cash flows from operating leases	403	375
Total cash paid for leases	$406	$396
Weighted-average remaining lease term - operating leases	3	2.83 Years
Weighted-average discount rate - operating leases	6.0%	7.0%

Maturities of lease liabilities due under the Company’s Cambridge Lease as of December 31, 2021 is as follows:

Leases (In thousands)	As of December 31, 2021
2022	$427
2023	440
2024	568
Total lease payments	1,435
Less: imputed interest	(125)
Present value of lease liabilities	$1,310

Leases (In thousands)	Classification	December 31, 2021	December 31, 2020
Assets
Lease asset, net	Operating	$1,229	$928
Total lease assets		$1,229	$928

Liabilities
Current	Operating	$361	$327
Non-current	Operating	949	693
Total lease liabilities		$1,310	$1,020

Clinical Trial Commitments

The Company has engaged and executed contracts with clinical research organizations (“CROs”) to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of December 31, 2021, approximately $4.3 million remains to be paid on these contracts. The timelines and related costs necessary to complete these trials may vary depending on a number of factors including the rate of patient enrollment into our INSPIRE 2.0 trial. In the event the Company were to close the INSPIRE 2.0 trial, certain financial penalties would become payable to the CROs for costs to wind down the closed trial.

13. RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2021, the Company did not identify any related party transactions requiring disclosure.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of Registered Public Accounting Firm

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide an attestation report of our registered public accounting firm with respect to our internal control over financial reporting.

 Changes in Internal Control Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table sets forth the name, age, and position of each of our executive officers and directors as of February 12, 2022.

NAME	AGE	CURRENT POSITION
Executive Officers
Richard Toselli, M.D.	64	President, Chief Executive Officer, and Director
Richard Christopher	52	Chief Financial Officer
Non-Employee Directors
C. Ann Merrifield (2) (3)	70	Director, Chair of the Board
Daniel R. Marshak, Ph.D. (1) (3)	64	Director
Christina Morrison (1) (2)	55	Director
Richard J. Roberts, Ph.D. (2) (3)	78	Director
Robert J. Rosenthal, Ph.D. (1) (3)	65	Director

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and corporate governance committee

Biographical and certain other information concerning our executive officers and directors is set forth below.

Executive Officers

Richard Toselli, M.D. 64, has served as our President and Chief Executive Officer and a director since February 2018. Prior to being appointed President and Chief Executive Officer and a director, Dr. Toselli served as our Acting Chief Executive Officer from December 2017 to February 2018. Since July 2017, Dr. Toselli has also served as our Chief Medical Officer. Before joining the company, Dr. Toselli served as the Chief Medical Officer for Cochlear Limited, a medical device company, from June 2016 until March 2017. Prior to that, Dr. Toselli served at Sanofi, a pharmaceutical company, from July 2012 to June 2016 in various levels of increasing responsibility, including Vice President of Global Medical Affairs — Immunology and Inflammation, Biologics Division; Vice President of Global Medical Affairs and Head of the Biosurgery Discovery Performance Unit; and Vice President of Global Medical Affairs, Biosurgery. Before his time at Sanofi, he served as Chief Medical/Technology Officer for Covidien Public Limited Company (now Medtronic Public Limited Company), a medical device company, and earlier held the position of Vice President of Evidence-Based Medicine for the device sector at Johnson & Johnson, a medical device, pharmaceutical and consumer packaged goods manufacturing company. Prior to that, Dr. Toselli held various roles at DePuy Synthes Spine, Inc., a medical device company, including Director of Medical Affairs, Worldwide Vice President of Research and Development, and Worldwide Vice President of Clinical Evidence and External Relations. Dr. Toselli holds a Bachelor of Arts from Providence College, his medical degree from Brown University, and a Master of Business Administration from the UNC’s Kenan-Flagler Business School. Dr. Toselli is a board-certified neurological surgeon.

Richard Christopher, 52, was appointed as our Chief Financial Officer in January 2019.  Previously, Mr. Christopher was the Chief Financial Officer of iCAD, Inc. from December 2016 through January 2019.  iCAD, Inc. is a Nasdaq-listed company with a focus on therapies and solutions for the early identification and treatment of cancer.  Prior to iCAD, Inc., Mr. Christopher was Chief Financial Officer from March 2014 through December 2016 and Chief Operating Officer from October 2015 through December 2016 of Caliber Imaging & Diagnostics, Inc., a medical technology company focused on cancer detection imaging solutions, with primary applications in dermatology. Prior to Caliber and starting in 2000, Mr. Christopher held various positions of increasing responsibility at DUSA Pharmaceuticals, Inc., a Nasdaq-listed dermatology company focused on the treatment of precancerous skin lesions, where he ultimately served as Chief Financial Officer from January 2005 through its acquisition and integration into Sun

Pharmaceuticals Industries Ltd in April 2013. Mr. Christopher holds a Master of Science in Accounting from Suffolk University and a Bachelor of Science in Finance from Bentley University.

Non-Employee Directors

C. Ann Merrifield, 70, has been a director of our company since November 2014. She currently serves as a board director for a number of public and private companies which include Lyra Therapeutics, a public biotechnology company; and MassMutual Premier, Select, MML and MMLII Funds, a portfolio of mutual funds. Ms. Merrifield also serves as trustee and director on several other boards including Partners Continuing Care, the post-acute care services division of Partners HealthCare; Huntington Theatre Company, a non-profit organization; and the YMCA of Greater Boston. She also served on the Board of Directors of Flexion Therapeutics, a public biotechnology company, from 2014 through 2021 when it was acquired by Pacira Biosciences; and the Board of Directors of Juniper Pharmaceuticals, a specialty pharmaceuticals company, from 2015 to 2018 when it was acquired by Catalent, and Ms. Merrifield served on the Board of Veritas Genetics, a private genomics company, from 2015 through 2018. Previously, Ms. Merrifield served as President, Chief Executive Officer and a director of PathoGenetix, a genomics company focused on developing an automated system for rapid bacterial identification from 2012 until July 2014 when the company filed for Chapter 7 bankruptcy. Prior to then, she spent 18 years at Genzyme Corporation, serving in a number of leadership roles including President of Genzyme Biosurgery, President of Genzyme Genetics and Senior Vice President Business Excellence. She holds a B.A. in zoology and a Master of Education from the University of Maine and an M.B.A. from the Tuck School of Business at Dartmouth College. Ms. Merrifield brings to our Board an invaluable amount of experience and expertise over her long career in the life sciences industry.

Daniel R. Marshak, Ph.D., 64, has been a director of our company since September 2014. He has served as part-time Chief Technology Officer to Phase Scientific International Ltd., a medical device and clinical diagnostics company, since 2017, and an Advisory Board member of Catalent Pharma Solutions Inc., a biologics manufacturer, since 2015. He most recently served in a full-time role as Senior Vice President and Chief Scientific Officer for PerkinElmer, Inc., a human and environmental health company, until September 2014. Prior to joining PerkinElmer in 2006, Dr. Marshak was Vice President and Chief Technology Officer, Biotechnology, for Cambrex Corporation (NYSE:CBM) and earlier, Chief Scientific Officer at Osiris Therapeutics Inc. Dr. Marshak has received numerous awards for scientific and academic achievements and is named as inventor on six issued U.S. patents. Dr. Marshak has served on the Board of Directors of Tecan Group (Swiss:TECN), a leading global provider of laboratory instruments and solutions in biopharmaceuticals, forensics and clinical diagnostics, since 2018. He also serves on the Board of Directors LifeVault Bio in Massachusetts, USA, OTORO Energy Inc., a private renewable energy company located in Boulder, CO, a private, early-stage company, as well as Elevian, Inc., a private biotechnology company located in Massachusetts, USA, and RareCyte, Inc., a private biotechnology company located in Washington, USA. Dr. Marshak is the author of more than 100 scientific publications, including one textbook, and has been the editor of five monographs. He held an appointment as Adjunct Associate Professor at the Johns Hopkins University School of Medicine, served as Senior Staff Investigator at Cold Spring Harbor Laboratory, and previously taught graduate biochemistry as an Assistant Professor at the State University of New York, now Stony Brook University. Dr. Marshak received his B.A. degree in biochemistry and molecular biology from Harvard University, and he holds a Ph.D. in biochemistry and cell biology from The Rockefeller University. Dr. Marshak brings to our Board extensive industry experience and a deep understanding of the science and technology behind our business.

Christina Morrison, 55, has served as a director of our company since June 2016. Ms. Morrison has served as Chief Financial Officer of Physicians Endoscopy, an ambulatory surgical center management company, since April 2018. Prior to that Ms. Morrison served as the Senior Vice President of Finance of Aramark, a publicly traded foodservice, facilities and uniform services provider, from June 2013 until July 2016. Prior to joining Aramark, Ms. Morrison was Senior Vice President of Business and Financial Planning at Merck & Co., Inc., a publicly traded pharmaceutical company, from November 2009 to June 2013. Before that, Ms. Morrison spent five years at Wyeth Pharmaceuticals, a publicly traded pharmaceutical company, serving in a number of leadership roles including Senior Vice President and Chief Financial Officer of the pharmaceutical division. Ms. Morrison holds an M.B.A. from the Tuck School of Business at Dartmouth College and a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Morrison brings to our Board significant financial experience and a decade of experience in the pharmaceutical industry.

Richard J. Roberts, Ph.D., 78, has been a director of our company since October 2010 and a director of InVivo Therapeutics Corporation, our wholly-owned subsidiary, since November 2008. Dr. Roberts initially joined

InVivo Therapeutics Corporation’s Scientific Advisory Board in June 2007 and continued as a member of our Scientific Advisory Board. He has served as Chief Scientific Officer at New England Biolabs, a life sciences company, since February 2007. Dr. Roberts was awarded the 1993 Nobel Prize in Physiology of Medicine along with Phillip Allen Sharp for the discovery of introns in eukaryotic DNA and the mechanism of gene-splicing. He holds a B.Sc. in Chemistry and a Ph.D. in Organic Chemistry from the University of Sheffield, U.K. Dr. Roberts brings the Board his significant experience and understanding of the science and technology involved in our business.

Robert J. Rosenthal, Ph.D., 65, has been a director of our company since November 2019. Dr. Rosenthal currently serves as Chairman of the Board of Directors of Taconic Biosciences, Inc., a privately-held provider of research models for the pharmaceutical and biotech industry, where from 2014 to 2019 he also served as Chief Executive Officer. Dr. Rosenthal also currently serves as a director of the Bruker Corporation, a publicly traded manufacturer of analytic instruments, since 2015. Dr. Rosenthal has served since 2007 as a director of Safeguard Scientifics, Inc., a publicly-traded provider of capital for early- and growth-stage companies, and as Chairman of its Board of Directors since May 2016. Since 2013, he has also served as a director of Galvanic Applied Sciences, Inc., a privately-held Canadian company. Since 1995, Dr. Rosenthal previously served in a variety of senior management positions with companies involved in the development of diagnostics, therapeutics, medical devices, and life sciences tools, most recently including from 2010 through 2012 as President and Chief Executive Officer of IMI Intelligent Medical Implants, AG, a medical technology company, and from 2005 through 2009 as President and Chief Executive Officer of Magellan Biosciences, Inc., a provider of clinical diagnostics and life sciences research tools. Earlier in his career, Dr. Rosenthal served in senior management positions at Perkin Elmer Inc. and Thermo Fisher Scientific, Inc. Dr. Rosenthal holds a Ph.D. from Emory University and a Master of Science degree from the State University of New York. Dr. Rosenthal brings to our Board an extensive understanding of and experience in strategic planning and positioning; corporate, business and product development; operations management; capital markets transactions; debt and equity financings; fund-raising; merger and acquisition transactions; corporate finance; and corporate governance.

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

To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2021, no person required to file reports under Section 16(a) of the Exchange Act failed to file such reports on a timely basis.

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

2021 Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by, or paid to our named executive officers.

							Non-Equity
				Stock	Option		Incentive Plan	All Other
Name and Principal			Bonus	Awards	Awards		Compensation	Compensation
Position	Year	Salary ($)	($)(1)	($)(2)	($)(2)		($)	($)		Total ($)
Richard Toselli	2021	516,672	409,032	—	139,266	(3)	—	14,566	(4)	1,079,536
President and Chief Executive Officer	2020	499,200	316,160	—	—		—	17,127	(5)	832,487

Richard Christopher	2021	355,212	254,569	—	69,633	(6)	—	18,422	(7)	697,836
Chief Financial Officer	2020	343,200	196,768	—	—		—	18,375	(8)	558,343

1.	See below, “Narrative to Summary Compensation Table – Bonuses” for a description of the bonuses paid to Dr. Toselli and Mr. Christopher in 2021.
2.	The amounts shown in this column represent the aggregate grant date fair value of the option awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the individual. The assumptions used in determining grant date fair value of these awards are set forth in Note 9 to our Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
3.	Dr. Toselli received options to purchase an aggregate of 150,000 shares with an exercise price of $1.10 per share. The amounts shown in this column represent the aggregate grant date fair value of the option awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the individual. The assumptions used in determining grant date fair value of these awards are set forth in Note 9 to the Consolidated Financial Statements appearing elsewhere in this Annual Report.
4.	Represents (i) $66 in vested restricted stock and (ii) $14,500 in 401(k) cash matching contributions under our 401(k) profit sharing plan.
5.	Represents (i) $114 in vested restricted stock, (ii) $14,250 in 401(k) cash matching contributions under our 401(k) profit sharing plan, (iii) $2,313 in accommodation expenses and (iv) $450 in commuting expenses
6.	Mr. Christopher received options to purchase an aggregate of 75,000 shares with an exercise price of $1.10 per share. The amounts shown in this column represent the aggregate grant date fair value of the option awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the individual. The assumptions used in determining grant date fair value of these awards are set forth in Note 9 to the Consolidated Financial Statements appearing elsewhere in this Annual Report.
7.	Represents (i) $14,500 in 401(k) cash matching contributions under our 401(k) profit sharing plan and (ii) $3,922 in commuting expenses.
8.	Represents (i) $14,250 in 401(k) cash matching contributions under our 401(k) profit sharing plan and (ii) $4,125 in commuting expenses.

Narrative to Summary Compensation Table

Base Salary. We paid Dr. Toselli an annualized base salary of $516,672 and $499,200 in 2021 and 2020, respectively. We paid Mr. Christopher an annualized base salary of $355,212 and $343,200 in 2021 and 2020, respectively. We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our named executive officers. Dr. Toselli’s employment agreement provides that his salary will be reviewed by the Board and adjusted upward no less frequently than annually. Mr. Christopher is not party to an employment agreement or other arrangement that provides for automatic or scheduled increases in base salary.

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

With respect to 2021, we awarded Dr. Toselli a performance bonus of $193,752 based on our achievement of certain company goals. In 2021, we also awarded Dr. Toselli a special bonus of $215,280, which was contingent upon his continued service as an active employee of the Company through December 31, 2021. In 2021, we awarded Mr. Christopher a performance bonus of $106,564 based on our achievement of certain company goals. In 2021, we also awarded Mr. Christopher a special bonus of $148,005, which was contingent upon his continued service as an active employee of the Company through December 31, 2021.

With respect to 2020, we awarded Dr. Toselli a performance bonus of $149,760 based on our achievement of certain company goals. In 2020, we also awarded an additional bonus of $166,400, which was conditioned upon his continued service as an active employee of the Company through December 31, 2021. In 2020, we awarded Mr. Christopher a performance bonus of $82,368 based on our achievement of certain company goals. In 2020, we also awarded Mr. Christopher a special bonus of $114,400, which was conditioned upon his continued service as an active employee of the Company through December 31, 2020.

On August 11, 2021, our Board adopted a Transaction Incentive Plan (the “Transaction Incentive Plan”) under which certain employees, including each of Dr. Toselli and Mr. Christopher, is eligible to receive a predefined percentage of the transaction consideration (as defined in the Transaction Incentive Plan) paid in connection with a company acquisition (as defined in the Transaction Incentive Plan), minus the value of vested equity held by such participant. Payments under the Transaction Incentive Plan are payable each participant on the date that is six months following the closing of the applicable company acquisition (the “Payment Date”), subject to the participant’s continued employment with the Company, a related entity or the acquiring entity on such date; provided that, in the event that the participant’s employment with the Company, a related entity or the acquiring entity is terminated without cause or by the participant for good reason, in either case following the company acquisition but prior to the Payment Date, then the amount payable shall be paid to the participant within ten days following the participant’s termination of employment. The Transaction Incentive Plan automatically terminates twelve months from effectiveness, or on August 11, 2022, subject to the right of the Company’s Board of Directors to extend the effectiveness of the Transaction Incentive Plan at its sole discretion.

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

In 2021, we granted options to purchase an aggregate of 150,000 shares and 75,000 shares of Common Stock to Dr. Toselli and Mr. Christopher, respectively.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the option and stock awards made to our named executive officers that were outstanding on December 31, 2021.

	Option Awards						Stock Awards

										Market
		No. of	No. of					Number of		Value of
		Securities	Securities					Shares or		Shares or
		Underlying	Underlying					Units of		Units of
		Unexercised	Unexercised		Option	Option		Stock That		Stock That
	Award	Options (#)	Options (#)		Exercise	Expiration	Award Grant	Have Not		Have Not
Name	Grant Date	Exercisable	Unexercisable		Price ($)	Date	Date	Vested (#)		Vested ($)(1)
Richard Toselli	7/5/2017	434	—		1,912.50	7/5/2027
	3/18/2021	—	150,000	(2)	1.10	3/17/2031
							9/25/2019	2,300	(3)	1,049
Richard Christopher	1/14/2019	2,000	1,000	(4)	45.90	1/14/2029
	3/18/2021	—	75,000	(2)	1.10	3/17/2031
							9/25/2019	1,584	(5)	722

(1)	The value of the award is based on a price per restricted stock unit award of $0.46, the closing sale price of our common stock on December 31, 2021.
(2)	50% of the shares underlying the option vest on the first anniversary of the grant date, and the remaining shares vest on the second anniversary of the grant date, subject to continued service.
(3)	Represents2,300 shares of restricted stock, which vest 100% on September 25, 2022, subject to continued service.
(4)	One third (1/3) of the shares underlying the stock option vested on the first anniversary of the grant date, one third (1/3) of the shares underlying the stock option vested on the second anniversary of the grant date and the remaining one third (1/3) of the shares underlying the stock option is scheduled to vest on January 14, 2022, subject to continued service.
(5)	Represents 1,584 shares of restricted stock, which vest 100% on September 25, 2022, subject to continued service.

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

Agreements with our Executive Officers

Richard Toselli, M.D., President and Chief Executive Officer. In connection with his appointment as acting Chief Executive Officer in December 2017, we entered into an employment agreement with Dr. Toselli.  Under the employment agreement, Dr. Toselli receives an annual base salary, subject to adjustment from time to time, and is eligible to receive an annual cash bonus equal to 50% of his annual salary, subject to his performance of specified objectives to be established by the Board (or a designated Board committee) each year. Dr. Toselli is eligible to receive all medical, dental and other benefits to the same extent as provided to our other senior management employees. Dr. Toselli’s annual bonus target is 50% of his base salary. In connection with becoming the company’s Chief Executive Officer rather than Acting Chief Executive Officer, Dr. Toselli became eligible for certain severance benefits under his employment agreement.

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

Richard Christopher, Chief Financial Officer.  In connection with his employment with the Company and pursuant to the terms of an employment agreement dated December 24, 2018, Mr. Christopher receives an annual base salary as set by the board of directors. Mr. Christopher is also eligible for an annual bonus that targets forty percent (40%) of his annualized base salary based upon achievement of certain performance goals.

Mr. Christopher is also entitled to severance payments under his employment agreement. If we terminate Mr. Christopher’s employment without Cause or if he terminates his employment for Good Reason, in each case prior to, or more than 12 months following, a change in control, then he is entitled (A) to continue to be paid his base salary as in effect on the termination date for a period of 12 months and (B) to continue to receive his benefits under the company’s employee group health insurance plan until the earlier of (i) six months following the termination date or (ii) the date he becomes eligible for coverage under a new employer’s group health plan.

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

Richard Christopher, Chief Financial Officer. Under our employment agreement with Mr. Christopher, if we terminate Mr. Christopher’s employment without Cause or if he terminates his employment for Good Reason, in each case prior to, or more than 12 months following, a change in control, then he is entitled (A) to continue to be paid his base salary as in effect on the termination date for a period of 12 months and (B) to continue to receive his benefits under the company’s employee group health insurance plan until the earlier of (i) six months following the termination date or (ii) the date he becomes eligible for coverage under a new employer’s group health plan. If we terminate Mr. Christopher’s employment without Cause or he terminates his employment for Good Reason, in each case within 12 months following a Change in Control (as defined in the employment agreement), then he is entitled (A) to an amount equal to 1.5 times his base salary as in effect on the termination date, plus 100% of his target annual bonus, in each case at the salary and target annual bonus level in effect on the termination date or, if higher, at any time within the six month period preceding the Change in Control, (B) to acceleration in full of the vesting on all outstanding, unvested equity awards held by him and (C) to continue to receive his benefits under the company’s employee group health insurance plan until the earlier of (i) 12 months following the termination date or (ii) the date he becomes eligible for coverage under a new employer’s group health plan.  The severance payments are contingent upon Mr. Christopher executing a general release of claims.

On August 11, 2021, our Board adopted a Transaction Incentive Plan (the “Transaction Incentive Transaction Incentive Plan”) under which certain employees, including each of Dr. Toselli and Mr. Christopher, is eligible. Under the Transaction Incentive Plan, eligible participants are entitled to receive a predefined percentage of the transaction consideration (as defined in the Transaction Incentive Plan) paid in connection with a company acquisition (as defined in the Transaction Incentive Plan), minus the value of vested equity held by such participant. Payments under the Transaction Incentive Plan are payable each participant on the date that is six months following the closing of the applicable company acquisition (the “Payment Date”), subject to the participant’s continued employment with the Company, a related entity or the acquiring entity on such date; provided that, in the event that the participant’s employment with the Company, a related entity or the acquiring entity is terminated without cause or by the participant for good reason, in either case following the company acquisition but prior to the Payment Date, then the amount payable shall be paid to the participant within ten days following the participant’s termination of employment. The Transaction Incentive Plan automatically terminates twelve months from effectiveness, or on August 11, 2022, subject to the right of the Company’s Board of Directors to extend the effectiveness of the Transaction Incentive Plan at its sole discretion.

2021 Director Compensation

The following table sets forth the compensation of our non-employee directors for 2021. For information on the compensation of Dr. Toselli, our current President and Chief Executive Officer, see “Executive Compensation” above.

				Non-Equity	Nonqualified
				Deferred	Deferred
	Fees Earned or		Option	Compensation	Compensation	All Other
	Paid in Cash	Stock Awards	Awards	Earnings	Earnings	Compensation	Total
Name	($)	($)(1)	($)(2)	($)	($)	($)	($)
Daniel R. Marshak, Ph.D.	53,431	—	13,857	—	—	—	67,288
C. Ann Merrifield	77,500	—	13,857	—	—	—	91,357
Richard J. Roberts, Ph.D.	48,750	—	13,857	—	—	—	62,607
Christina Morrison	55,756	—	13,857	—	—	—	69,613
Robert J. Rosenthal, Ph.D.	58,750	—	13,857	—	—	—	72,607

(1)	None of the Company’s directors received stock awards during 2021.
(2)	As of December 31, 2021, the aggregate number of options to purchase shares of our common stock outstanding for each director listed above, including both vested and unvested shares, was as follows: Dr. Marshak, 15,085 shares; Ms. Merrifield, 15,085 shares; Dr. Roberts, 15,119 shares; Ms. Morrison, 15,068 shares; and Dr. Rosenthal, 15,000 shares.

Our director compensation policy provides for the following compensation to our non-employee directors:

●	an annual retainer of $40,000 per year, paid quarterly, to each non-employee director;
●	an annual retainer of $15,000, paid quarterly, to the Audit Committee chairperson, and an annual retainer of $7,500, paid quarterly, to each member of the Audit Committee of the Board;
●	an annual retainer of $10,000, paid quarterly, to the Compensation Committee chairperson, and an annual retainer of $5,000, paid quarterly, to each member of the Compensation Committee of the Board;
●	an annual retainer of $7,500, paid quarterly, to the Nominating and Corporate Governance Committee chairperson, and an annual retainer of $3,750, paid quarterly, to each member of the Nominating and Corporate Governance Committee of the Board;
●	an annual retainer of $25,000, paid quarterly, to the Chair of the Board; and
●	when applicable, an annual retainer of $15,000, paid quarterly, to any Lead Director of the Board.

Non-employee directors are reimbursed for reasonable travel expenses in connection with attendance at meetings of the Board or any of its committees that are conducted in person and other activities directly related to the service to the company.

At the Board’s discretion, each non-employee director may also receive an annual grant of a stock option to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. Any such options vest in 12 equal installments on each monthly anniversary of the date of grant until fully vested on the first anniversary of the date of grant, provided that such director remains a director of our company on each such vesting date. Alternatively, the Board may elect to grant restricted stock units or restricted stock awards.  In 2021the Company granted options to purchase an aggregate of 15,000 shares of Common Stock shares at an exercise price of $1.10 per share to each of the non-employee directors. These options shall vest in full on the first anniversary of the date of grant, subject to continued service.

Pay Ratio

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 12, 2022 with respect to the beneficial ownership of our common stock by:

●	each of our directors
●	each of our named executive officers; and
●	all of our current executive officers and directors as a group

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power, and his or her address is c/o InVivo Therapeutics Holdings Corp., One Kendall Square, Suite B14402, Cambridge, MA 02139. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days of February 12, 2022 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common stock of each person or entity named in the following table is based on 34,264,856 shares of our common stock outstanding as of February 12, 2022.

		Percentage of
	Number of Shares	Common Stock
	of Common Stock	Beneficially
Name of Beneficial Owner	Beneficially Owned	Owned
Directors and Named Executive Officers
Richard Toselli, M.D. (1)	85,271	*	%
Richard Christopher (2)	49,356	*
Daniel R. Marshak, Ph.D. (3)	15,085	*
C. Ann Merrifield (4)	22,360	*
Richard J. Roberts, Ph.D. (5)	15,409	*
Christina Morrison (6)	15,068	*
Robert J. Rosenthal, Ph.D. (7)	15,000	*
All current directors and executive officers as a group (7 persons) (8)	217,549	*	%

*Percentage of shares beneficially owned does not exceed one percent.

(1)	Consists of (a) 3,901 shares of common stock owned by Dr. Toselli, (b) 75,434 shares of common stock underlying options held by Dr. Toselli that are exercisable as of February 12, 2022 or will become exercisable within 60 days after such date, (c) 3,636 shares of common stock underlying warrants held by Dr. Toselli that are exercisable as of February 12, 2022 and (d) 2,300 shares of restricted Common Stock granted to Dr. Toselli.
(2)	Consists of (a) 3,636 shares of common stock owned by Mr. Christopher (b) 40,500 shares of common stock underlying options held by Mr. Christopher that are exercisable as of February 12, 2022 or will become exercisable within 60 days after such date, (c) 3,636 shares of common stock underlying warrants held by Mr. Christopher that are exercisable as of February 12, 2022 and (d) 1,584 shares of restricted Common Stock granted to Mr. Christopher.
(3)	Consists solely of shares of common stock underlying options held by Dr. Marshak that are exercisable as of February 12, 2022 or will become exercisable within 60 days after such date.
(4)	Consists of (a) 3,639 shares of common stock owned by Ms. Merrifield, (b) 3,636 shares of common stock underlying warrants held by Ms. Merrifield that are exercisable as of February 12, 2022 and (c) 15,085 shares of common stock underlying options held by Ms. Merrifield that are exercisable as of February 12, 2022 or will become exercisable within 60 days after such date.
(5)	Consists of (a) 290 shares of common stock owned by Dr. Roberts and (b) 15,119 shares of common stock underlying options held by Dr. Roberts that are exercisable as of February 12, 2022 or will become exercisable within 60 days after such date.

(6)	Consists solely of shares of common stock underlying options held by Ms. Morrison that are exercisable as of February 12, 2022 or will become exercisable within 60 days after such date.
(7)	Consists solely of shares of common stock underlying options held by Mr. Rosenthal that are exercisable as of February 12, 2022 or will become exercisable within 60 days after such date .
(8)	Consists of (a) 11,466 shares of common stock owned by all current executive officers and directors as a group (b) 191,291 shares of common stock underlying options that are exercisable as of February 12, 2022 or will become exercisable within 60 days after such date, (c) 10,908 shares of common stock underlying warrants that are exercisable as of February 12, 2022 and (c) 3,884 shares of restricted Common stock.

Stockholders Known by Us to Own 5% or More of Our Common Stock

Percentage of
	Number of Shares	Common Stock
	of Common Stock	Beneficially
Name of Beneficial Owner	Beneficially Owned	Owned
Lind Global Macro Fund, LP (1)	3,138,000	9.2%

(1)	The information regarding Lind Global Macro Fund, LP. is based solely on its Schedule 13G/A filed with the SEC on February 9, 2022, wherein Lind Global Macro Fund, LP declared beneficial ownership consisting of 3,138,000 common shares underlying warrants that are exercisable within 60 days of February 12, 2022 (the “Warrants”). Lind Global Partners LLC, the general partner of Lind Global Macro Fund, LP, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Macro Fund, LP. Jeff Easton, the managing member of Lind Global Partners LLC, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Macro Fund, LP. The principal business address for Lind Global Macro Fund, LP is 444 Madison Ave, Floor 41, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information about shares of our common stock that may be issued under our existing equity compensation plan as of December 31, 2021, which consists of our 2007 Equity Incentive Plan, 2010 Equity Incentive Plan, and 2015 Equity Incentive Plan or other equity compensation plans not approved by security holders.

Equity Compensation Plan Information

	(a)		(c)
	Number of		Number of securities
	securities	(b)	remaining available
	to be issued upon	Weighted-average	for future issuance
	the exercise of	exercise price	under equity
	outstanding	of outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants	reflected in column
Plan Category	rights	and rights	(a))
Equity compensation plans approved by security holders	367,307	$9.86	2,767,436
Equity compensation plans not approved by security holders (1)	3,000	45.90	—
Total	370,307	$10.15	2,767,436

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

While 2,767,436 shares are available to be issued under the 2015 Plan as of December 31, 2021, only 1,292,801 shares can be issued under the 2015 Plan due to restrictions on the usage of the 2015 Plan resulting from the total number of shares of common stock authorized under the Company’s certificate of incorporation.

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

Our Board also determined that Ms. Morrison, Dr. Marshak, and Dr. Rosenthal, who comprise our audit committee, and Ms. Merrifield, Ms. Morrison, and Dr. Roberts, who comprise our compensation committee, satisfy the independence standards for such committees established by the Securities and Exchange Commission (“SEC”) and the Nasdaq Listing Rules, as applicable. In making such determinations, our Board considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Related Party Transactions

In October 2020, we completed a registered public offering (the “October 2020 Offering”) in which we sold an aggregate of (i) 11,785,000 shares of our common stock, (the “October 2020 Shares”) and Series A Warrants exercisable for an aggregate of 11,785,000 shares of our common stock (the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 6,965,000 shares of common stock (the “October 2020 Series B Pre-funded Warrants”) and Series A Warrants exercisable for an aggregate of 6,965,000 shares of our common stock (also the “October 2020 Series A Warrants”) at a combined public offering price of $0.80 per pre-funded warrant and associated warrant. Each October 2020 Series A Warrant has an exercise price of $0.80 per share, is exercisable immediately and expires in October 2025. Each October 2020 Series B Pre-funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In our October 2020 Offering, the Company sold shares of our common stock and warrants to three investors that, based on Schedule 13G filings with the SEC, owned more than 5% of our outstanding shares at the time of our October 2020 Offering: Sabby Volatility Warrant Master Fund, Ltd., which acquired 535,000 shares of the Company’s common stock and warrants to purchase 3,215,000 shares of the Company’s common stock for an aggregate purchase price of $1,500,000; Intracoastal Capital, LLC, which acquired 500,000 shares of the Company’s common stock and warrants to purchase 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000; and CVI Investments, Inc., which acquired 500,000 shares of the Company’s common stock and warrants to purchase 500,000 shares of the Company’s common stock for an aggregate purchase price of $400,000.

In March 2020, we completed a registered public offering (the “March 2020 Offering”) in which we sold an aggregate of (i) 955,613 shares of our common stock, (the “March 2020 Shares”) and Series A Warrants exercisable for an aggregate of 955,613 shares of our common stock (the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per share and associated warrant and (ii) pre-funded Series B warrants exercisable for an aggregate of 1,589,842 shares of our common stock (the “March 2020 Series B Warrants”) and Series A Warrants exercisable for an aggregate of 1,589,842 shares of our common stock (also the “March 2020 Series A Warrants”) at a combined public offering price of $2.75 per pre-funded warrant and associated warrant. Each March 2020 Series A Warrant has an exercise price of $2.75 per share, is exercisable immediately and expires in March 2025. Each March 2020 Series B Warrant has an exercise price of $0.00001 per share, is exercisable immediately, and expires when exercised in full, subject to certain conditions. In the March 2020 Offering, Dr. Toselli, our Chief Executive Officer and a member of our Board of Directors, Mr. Christopher, our Chief Financial Officer, and Ms. Merrifield, a member of our Board of Directors, participated as purchasers of the Company’s common stock and warrants to purchase the Company’s common stock. Each of Dr. Toselli, Mr. Christopher and Ms. Merrifield acquired 3,636 shares of the Company’s common stock and warrants to purchase 3,636 shares of the Company’s common stock, for an aggregate purchase price of $9,999 each.

During the year ended December 31, 2021, the Company did not identify any related party transactions requiring disclosure.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees.

Audit Fees

Firm	Year	Fees ($)(1)
RSM US LLP	2021	220,185
	2020	212,588

(1)	Audit fees in each of 2021 and 2020 consisted of fees incurred for professional services rendered for the audit of consolidated financial statements and for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10‑Q.

Audit-Related Fees

Firm	Year	Fees ($)(1)
RSM US LLP	2021	7,875
	2020	136,500

(1)	Audit-related fees in 2021 and 2020 paid to RSM US LLP or RSM consisted of fees related to the delivery of comfort letters in conjunction with proposed common stock financings and consents in conjunction with registration statements.

Tax Fees

There were no fees paid to RSM for any tax-related services in 2021 or 2020.

All Other Fees

There were no other fees paid to RSM in 2021 or 2020.

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

4.1	Description of the Registrant’s Securities. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 10 K, as filed with the SEC on March 1, 2021)

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

10.10*	InVivo Therapeutics Holdings Corp. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 16, 2015).
10.11*	InVivo Therapeutics Holdings Corp. 2015 Equity Incentive Plan, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, as filed with the SEC on May 18, 2021).
10.12*

Employment Agreement, dated December 18, 2017, by and between Richard Toselli and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018).

10.13

Form of Exchange Agreement, dated as of August 10, 2017, between InVivo Therapeutics Holdings Corp. and certain holders of warrants (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 10, 2017).

10.14*

Amendment to Employment Agreement, by and between InVivo Therapeutics Holdings Corp. and Richard Toselli, dated October 1, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 5, 2018).

10.15*

Employment Agreement, dated December 24, 2018, between the Company and Richard Christopher (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2019).

10.16*

Nonstatutory Stock Option Agreement, dated January 14, 2019, between the Company and Richard Christopher (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2019).

10.17*

Form of Restricted Stock Agreement under the Company’s 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 27, 2019).

10.18*

Form of Restricted Stock Unit Agreement under the Company’s 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 20, 2020).

10.19

Lease Agreement, dated as of May 28, 2021, by and between the Company and ARE-MA Region No. 59, LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2021).

10.20

First Amendment to Lease, dated as of November 23, 2021, by and between the Registrant and ARE-MA Region No. 59, LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 29, 2021).

10.21	InVivo Therapeutics Holding Corp. Transaction Incentive Plan ((incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2021).
21.1	Subsidiaries of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 1, 2010).
23.1+	Consent of RSM US LLP.
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

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

+ Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.
Date: March 7, 2022	By:	/s/ RICHARD TOSELLI, M.D
		Name:	Richard Toselli
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 7, 2022	By:	/s/ RICHARD CHRISTOPHER
		Name:	Richard Christopher
		Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Toselli M.D Richard Toselli	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2022

/s/ Richard Christopher Richard Christopher	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2022

/s/ C. Ann Merrifield C. Ann Merrifield	Chair of the Board	March 7, 2022

/s/ Daniel R. Marshak Daniel R. Marshak	Director	March 7, 2022

/s/ Christina Morrison Christina Morrison	Director	March 7, 2022

/s/ Richard J. Roberts	Director	March 7, 2022
Richard J. Roberts

/s/ Robert Rosenthal	Director	March 7, 2022
Robert Rosenthal