Form 10-Q
period 2022-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2022-05-10
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As May 6, 2022 1,391,214 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2022

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

●	We have found it difficult and may continue to find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates, and due to such enrollment delays, we may need to make a determination as to the next steps for our clinical program that could significantly impact our future operations and financial position.

●	The continuing COVID-19 pandemic has delayed and may continue to delay our ability to complete our ongoing INSPIRE 2.0 clinical trial or may delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in economies worldwide, and may cause disruption in the financial markets, both of which could result in adverse effects on our business and operations.

●	We will need additional funding before achieving potential profitability. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely.

●	Increases in authorized shares will be required for future financings or other strategic transactions. We have experienced difficulties obtaining quorum for our annual meetings of stockholders and achieving the number of votes required for increases in authorized shares. If we continue to experience such difficulties, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

●	We anticipate that we will continue to incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

●	We are wholly dependent on the success of one product candidate, the Neuro-Spinal Scaffold implant. Even if we are able to complete clinical development and obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, our Neuro-Spinal Scaffold implant.

●	If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products will be adversely impacted.

●	We will depend upon strategic relationships to develop and manufacture our products. If these relationships are not successful, we may not be able to capitalize on the market potential of these products.

●	Our success depends on our ability to retain our management and other key personnel.

●	We may face, and in the past have faced, lawsuits, which could divert management’s attention and harm our business.

●	The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	March 31,	December 31,
	2022	2021
ASSETS:
Current assets:
Cash and cash equivalents	$15,176	$19,031
Prepaid expenses and other current assets	818	111
Total current assets	15,994	19,142
Property, equipment and leasehold improvements, net	140	127
Restricted cash - non-current	150	150
Operating lease right-of-use assets	1,135	1,229
Prepaid clinical trial expenses	1,122	1,122
Total assets	$18,541	$21,770
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$899	$605
Operating lease liabilities	370	361
Accrued expenses	808	1,646
Total current liabilities	2,077	2,612
Other liabilities	95	94
Operating lease liabilities - non-current	853	949
Total liabilities	3,025	3,655
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 2,000,000 shares; 1,370,595 shares issued and outstanding, including 254 shares of unvested restricted stock awards, at March 31, 2022 and December 31, 2021	3	3
Additional paid-in capital	256,297	256,241
Accumulated deficit	(240,784)	(238,129)
Total stockholders’ equity	15,516	18,115
Total liabilities and stockholders’ equity	$18,541	$21,770

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$1,431	$1,012
General and administrative	1,234	1,212
Total operating expenses	2,665	2,224
Operating loss	(2,665)	(2,224)
Other income:
Interest income	1	1
Other income	9	—
Other income	10	1
Net loss	$(2,655)	$(2,223)
Net loss per share, basic and diluted	$(1.94)	$(1.89)
Weighted average number of common shares outstanding, basic and diluted	1,370,347	1,178,946

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	945,276	$3	$247,417	$(228,234)	$19,186
Share-based compensation expense	—	—	52	—	52
Issuance of common stock upon exercise of warrants	425,317	—	8,509	—	8,509
Net loss	—	—	—	(2,223)	(2,223)
Balance as of March 31, 2021	1,370,593	$3	$255,978	$(230,457)	$25,524

	Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	1,370,595	$3	$256,241	$(238,129)	$18,115
Share-based compensation expense	—	—	56	—	56
Net loss	—	—	—	(2,655)	(2,655)
Balance as of March 31, 2022	1,370,595	$3	$256,297	$(240,784)	$15,516

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,655)	$(2,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	14
Amortization of operating lease right-of-use assets	95	75
Share-based compensation expense	56	52
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(707)	(588)
Accounts payable	294	159
Operating lease liability	(87)	(79)
Accrued expenses and other liabilities	(838)	(645)
Net cash used in operating activities	(3,829)	(3,235)
Cash flows from investing activities:
Purchases of property and equipment	(26)	—
Net cash used in investing activities	(26)	—
Cash flows from financing activities:
Proceeds from exercise of warrants	—	8,509
Net cash provided by financing activities	—	8,509
(Decrease) / Increase in cash and cash equivalents and restricted cash	(3,855)	5,274
Cash, cash equivalents and restricted cash at beginning of period	19,181	19,603
Cash, cash equivalents and restricted cash at end of period	$15,326	$24,877

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2022 (Unaudited)

1.	NATURE OF OPERATIONS AND GOING CONCERN, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Business

InVivo Therapeutics Holdings Corp., including its subsidiary (the “Company”) is a biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries (“SCIs”). The Company’s proprietary technologies incorporate intellectual property that is licensed under an exclusive, worldwide license from Boston Children’s Hospital (“BCH”) and the Massachusetts Institute of Technology (“MIT”), as well as intellectual property that has been developed internally in collaboration with its advisors and partners.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has historically financed its operations primarily through the sale of equity-related securities. As of March 31, 2022, the Company had unrestricted consolidated cash and cash equivalents of $15.2 million. Given the Company’s current plans, the Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2023. The Company has not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses, and other working capital requirements. The Company may raise capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. The Company believes that it can be successful in obtaining additional capital; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

As a result of the COVID-19 pandemic, a significant number of the Company’s clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic did affect and may continue to affect the potential for enrollment in the Company’s INSPIRE 2.0 Study in the event that clinical sites may again suspend our study in the future in order to manage the pandemic. Aside from any potential impact on enrollment in the Company’s INSPIRE 2.0 Study, the Company did not experience any significant impact from the COVID-19 pandemic on its financial condition, liquidity, other operations, suppliers, industry, and workforce during the three months ended March 31, 2022. As of May 6, 2022, all 16 clinical sites are open for enrollment in the INSPIRE 2.0 Study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q and the Company cannot be certain what future impact the COVID-19 pandemic may have on its clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause the Company’s clinical sites to suspend or alter operations in a manner that would impact enrollment of the INSPIRE 2.0 Study. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce, as there remains significant uncertainty related to the COVID-19 pandemic globally. Given the evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may continue to have an adverse effect on enrollment in the Company’s INSPIRE 2.0 Study and may also have an adverse effect on the Company’s results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future.

Going Concern

The Company’s consolidated financial statements as of March 31, 2022 were prepared under the assumption that the Company will continue as a going concern. As of March 31, 2022, the Company had unrestricted cash and cash equivalents of $15.2 million. Given the Company’s current development plans, the Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2023.

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

Reverse Stock Split

On April 26, 2022, the Company effected a reverse stock split of its common stock, par value $0.00001 per share, at a ratio of 1-for-25 (the “2022 Reverse Stock Split”). As a result of the 2022 Reverse Stock Split, (i) every 25 shares of the issued and outstanding common stock were automatically converted into one newly issued and outstanding share of common stock, without any change in the par value per share; (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased, and (iii) the number of authorized shares of common stock outstanding was proportionally decreased. Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

The Reverse Stock Split became effective at 5:00 pm New York time on April 26, 2022, with the common stock trading on a post-split basis under the Company's existing trading symbol, “NVIV,” at the market open on April 27, 2022. Fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share, and all shares of common stock (including fractions thereof) issuable upon the Reverse Stock Split to a given stockholder were aggregated for the purpose of determining whether the Reverse Stock Split would result in the issuance of a fractional share. Pursuant to Section 78.209 of the Nevada Revised Statutes, the Company’s Board of Directors was able take action to effect the Reverse Stock Split by filing a Certificate of Change with the Secretary of State of the State of Nevada without the consent of the Company’s stockholders.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these consolidated financial statements have been adjusted, on a retroactive basis, to reflect the 2022 Reverse Stock Split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 7, 2022. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2022 and its results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

New Accounting Pronouncements

In May 2021 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force, which amends the FASB Accounting Standards Codification (“ASC”) to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share (EPS) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance becomes mandatorily effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022, and it did not have a material impact on the Company's condensed consolidated financial statements.

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

Cash and cash equivalents consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Cash	$59	$5
Money market funds	15,117	19,026
Total cash and cash equivalents	$15,176	$19,031

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31,	December 31,
(In thousands)	2022	2021
Cash and cash equivalents	$15,176	$19,031
Restricted cash included in other non-current assets	150	150
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$15,326	$19,181

3.	RESTRICTED CASH

Restricted cash as each of March 31, 2022 and December 31, 2021 was $150 thousand. Restricted cash as of March 31, 2022 and December 31, 2021 included a $50 thousand security deposit related to the Company’s credit card account and a $100 thousand standby letter of credit in favor of a landlord (see Note 5).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of March 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$15,117	$—	$—	$15,117

	As of December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,026	$—	$—	$19,026

During the three months ended March 31, 2022 and 2021, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 3, 2018, the Company entered into a sublease for 5,104 square feet of space for its corporate offices and laboratory space in Cambridge Massachusetts (the “Cambridge Sublease”). The Cambridge Sublease commenced on May 3, 2018 and was scheduled to expire on October 31, 2023. In May 2021, the Company entered into an agreement to terminate the Cambridge Sublease (the “Sublease Termination”). In connection with the Sublease Termination, the $60 thousand standby letter of credit was cancelled and returned to the Company.

Concurrent with the Sublease Termination, the Company entered into a new lease for the same space with ARE-MA (the “Cambridge Lease”). The Cambridge Lease commenced on June 1, 2021 and was scheduled to expire on December 31, 2023. The Cambridge Lease contains rent escalation clauses. In connection with the Cambridge Lease, a new standby letter of credit was established for $100 thousand. Under the Cambridge Lease, the Company will be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

	Three Months Ended March 31,
Lease cost (In thousands)	2022	2021
Operating lease cost	$113	$91
Short-term lease cost	—	2
Variable lease cost	65	27
Total lease cost	$178	$120

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$—	$2
Operating cash flows from operating leases	106	95
Total cash paid for leases	$106	$97
Weighted-average remaining lease term - operating leases	2.75 Years	2.6 Years
Weighted-average discount rate - operating leases	6.0%	7.0%

Maturities of the lease liability due under the Cambridge Lease as of March 31, 2022 are as follows:

Leases (In thousands)	As of March 31, 2022
2022 (excluding the three months ended March 31, 2022)	$321
2023	440
2024	568
Total lease payments	1,329
Less: imputed interest	(106)
Present value of lease liabilities	$1,223

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

Leases (In thousands)	Classification	March 31, 2022	December 31, 2021
Assets
Lease asset, net	Operating	$1,135	$1,229
Total lease assets		$1,135	$1,229

Liabilities
Current	Operating	$370	$361
Non-current	Operating	853	949
Total lease liabilities		$1,223	$1,310

Clinical Trial Commitments

The Company has engaged and executed contracts with clinical research organizations (“CROs”) to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of March 31, 2022, approximately $3.9 million remains to be paid on these contracts. The timelines and related costs necessary to complete these trials may vary depending on a number of factors including the rate of patient enrollment into the Company’s INSPIRE 2.0 trial. In the event the Company were to terminate the INSPIRE 2.0 trial, certain financial penalties would become payable to the CROs for costs to wind down the terminated trial.

6.        FIXED ASSETS

Property, equipment, and leasehold improvements, net consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Computer hardware	$52	$52
Computer software	5	5
Research and lab equipment	606	580
Leasehold improvements	66	66
Property and equipment	729	703
Less accumulated depreciation	(589)	(576)
Property and equipment, net	$140	$127

Depreciation expense for the three months ended March 31, 2022 and 2021 was $13 thousand and $9 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Compensation	$253	$1,287
Clinical	418	218
Legal	38	—
Other accrued expenses	99	141
Total accrued expenses	$808	$1,646

8.	EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “401k Plan”) covering all employees. Employees must be 21 years of age in order to participate in the 401k Plan. Under the 401k Plan, the Company has the option to make matching contributions. During the three months ended March 31, 2022 and 2021, the Company contributed $24 thousand and $21 thousand, respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet.

9.	COMMON STOCK

The Company has authorized 2,000,000 shares of common stock, $0.00001 par value per share, of which 1,370,595, shares were issued and outstanding as each of March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022, there was no exercise activity related to any of the warrants that were issued in 2018, 2019 and 2020. During the three months ended March 31, 2021, the Company issued an aggregate of 424,829 and 488 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.5 million.

10.	STOCK-BASED COMPENSATION

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

As of March 31, 2022, the total number of shares available for issuance under the 2015 Plan was 110,628 shares. While 110,628 shares are available for issuance under the 2015 Plan as of March 31, 2022, only 51,661 shares can be issued under the 2015 Plan due to restrictions on the usage of the 2015 Plan resulting from the total number of shares of common stock authorized under the Company’s certificate of incorporation.

Options issued under the 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

For the three month periods ended March 31, 2022 and 2021, stock-based compensation recognized was classified in the consolidated statements of operations as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Research and development	$6	$3
General and administrative	50	49
Total	$56	$52

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

The Company did not grant any awards during the three months ended March 31, 2022.

Stock options

During the three months ended March 31, 2022 there was no activity related to Stock Options. A summary of option activity as of March 31, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding as of March 31, 2022	14,582	$437.78	8.92	$—
Vested and Exercisable as of March 31, 2022	8,880	$686.79	8.90	$—
Vested and expected to vest as of March 31, 2022	14,582	$437.78	8.92	$—

The total fair value of options that vested in the three months ended March 31, 2022 and 2021 was $239 thousand and $53 thousand, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $48 thousand and $28 thousand, respectively, related to stock options. As of March 31, 2022, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $127 thousand and is estimated to be recognized over a period of 0.96 years.

Restricted Securities

During the three months ended March 31, 2022 there was no activity related to Restricted Securities. The unvested balance of Restricted Securities as of March 31, 2022 was 254 shares with a weighted average grant date fair value of $387.05.

During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $25 thousand and $8 thousand, respectively, related to the time-based Restricted Securities. As of March 31, 2022, total unrecognized compensation expense related to non-vested Restricted Securities amounted to $16 thousand which the Company expects to recognize over a remaining weighted-average of 0.48 years. All the Restricted Securities that remain unvested and outstanding as of March 31, 2022 are subject to time-based vesting.

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding as of March 31, 2022:

			Number of	Exercise Price as of
Year Issued	Defined Name	Classification	Warrants	March 31, 2022	Date of Expiration
2018	2018 Series A Warrants	Equity	8,483	$174.53	6/25/2023
2019	2019 Placement Agent Warrants	Equity	610	$112.50	11/21/2024
2020	March 2020 Series A Warrants	Equity	101,829	$68.75	3/10/2025
2020	March 2020 Placement Agent Warrants	Equity	6,620	$85.94	3/5/2025
2020	March 2020 Series B Warrants	Equity	510	$0.00025	Until Fully Exercised
2020	April 2020 Series C Warrants	Equity	67,211	$40.50	10/17/2025
2020	April 2020 Placement Agent Warrants	Equity	4,461	$54.6900	4/15/2025
2020	October 2020 Placement Agent Warrants	Equity	48,264	$25.00	10/22/2025
2020	October 2020 Series A Warrants	Equity	325,174	$20.00	10/27/2025
Total			563,162
Weighted average exercise price				$35.15
Weighted average life in years					3.41

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

For the three months ended March 31, 2022 and 2021, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	March 31,
	2022	2021
Warrants	563,162	563,163
Stock options	14,582	14,581
Unvested RSUs	—	6
Unvested RSAs	254	254
Total potentially dilutive securities	577,998	578,004

13. SUBSEQUENT EVENTS

Subsequent to March 31, 2022 the Company effected the 2022 Reverse Stock Split and as part of the adjustment to reflect the 2022 Reverse Stock Split, the Company issued an aggregate of 20,619 shares of common stock to account for the fractional roundup of shareholders.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report and with our historical consolidated financial statements, and the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold™; our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; the impact of the COVID-19 pandemic and our response to it; and other factors detailed under “Risk Factors” in Part II, Item 1A of this Quarterly Report. These forward-looking statements speak only as of the date hereof. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

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

All share amounts presented in this Item 2 give effect to the 1-for-25 reverse stock split of our outstanding shares of common stock, par value $0.00001 per share (“common stock”), that occurred on April 26, 2022.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved Investigational Device Exemption, or IDE, in the INSPIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.” The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI. The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the two study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy. The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as randomization or screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. As of May 6, 2022, 19 patients have been enrolled and all 16 clinical sites are open for enrollment in the INSPIRE 2.0 Study. We anticipate completing our target enrollment into the INSPIRE 2.0 Study in 2022.

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

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold implant. The HDE modular shell is comprised of three modules: a preclinical module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews each module, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of all three modules, which constitutes the complete HDE submission, the FDA makes a filing decision that may trigger the review clock for an approval decision. We submitted the first module (the preclinical module) in March 2017. In July 2021, the FDA informed us that our preclinical module was accepted. In December 2021, we submitted the second module (the manufacturing module) to the FDA. The HDE submission will not be complete until the clinical module is also submitted.

Impact of COVID-19 Pandemic

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. Although all our clinical sites are currently enrolling patients, we are aware that a significant number of our clinical sites had temporarily suspended enrollment into the INSPIRE 2.0 Study in 2020 at their institution due to the COVID-19 pandemic. As such, the COVID-19 pandemic has affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study if clinical sites suspend studies in order to manage the pandemic. Aside from any potential impact on enrollment in our INSPIRE 2.0 Study, we did not experience any significant impact from the COVID-19 pandemic on our financial condition, liquidity, other operations, suppliers, industry, and workforce during the three months ended March 31, 2022. As of May 6, 2022, all 16 clinical sites are open for enrollment in the INSPIRE 2.0 Study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. We are actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce, although there remains significant uncertainty related to the public health situation globally. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the ultimate effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may continue to have an adverse effect on enrollment in our INSPIRE 2.0 Study, and may also have an adverse effect on our results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, stock-based compensation expense, and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions, and on various other factors that we believe to be reasonable under the circumstances. Such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from the disclosure provided in our 2021 Annual Report.

We believe that the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position, and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended March 31, 2022 were $1.4 million, an increase of $0.4 million compared to the three months ended March 31, 2021. The increase in research and development expenses for the three months ended March 31, 2022 can be attributed an increase in clinical trial and consulting costs of $0.2 million primarily due to increased clinical trial oversight activities, an increase in scaffold manufacturing costs of $0.1 million primarily as a result of higher clinical demand and an increase of $0.1 million in facilities related costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended March 31, 2022 were relatively flat at $1.2 million compared to the three months ended March 31, 2021.

Other Income and Expense

Other income for the three months ended March 31, 2022, was comprised of interest income of $1 thousand and other income of $9 thousand. Other income for the three months ended March 31, 2021 was immaterial.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. As of March 31, 2022,we had approximately $13.9 million in working capital. Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. As of March 31, 2022, our accumulated deficit was $240.8 million.

As of March 31, 2022, we had total assets of $18.5 million, total liabilities of $3.0 million, and total stockholders’ equity of $15.5 million. During the three months ended March 31, 2022, we recorded a net loss of $2.7 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses.

We believe that our cash and cash equivalents as of March 31, 2022 will provide necessary funding to fund operations through the second quarter of 2023. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We will need to raise additional capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additionally, the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and extend the period of global economic slowdown, which would impair our ability to raise needed funds. In addition, our liquidity is impacted by the limited number of shares authorized under our certificate of incorporation, and the resulting constraints on financing options and alternatives.

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

Cashflows

Net cash used in operating activities for the three months ended March 31, 2022, consisted of net loss of $2.7 million, non-cash items of $0.2 million and cash used by working capital of $1.3 million. Adjustments for non-cash items consisted primarily of $0.1 million each in amortization of operating lease right-of-use assets and stock-based compensation expense, respectively. The change in cash from working capital included a $0.8 million decrease in accrued expenses, a $0.7 million increase in prepaid expenses and other assets and a $0.1 million decrease in the operating lease liability. These changes were offset by a $0.3 million increase in accounts payable.

Net cash used in operating activities for the three months ended March 31, 2021 consisted of net loss of $2.2 million, non-cash items of $0.1 million and cash used by working capital of $1.2 million. Adjustments for non-cash items consisted primarily of $0.1 million each in amortization of operating lease right-of-use assets and stock-based compensation expense, respectively. The change in cash from working capital included a $0.6 million decrease in accrued expenses and a $0.1 million decrease in the operating lease liability. These decreases were offset by a $0.6 million increase in prepaid expenses and other assets and a $0.2 million increase in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2022 was $26 thousand related to the purchase of manufacturing and lab equipment. The Company did not generate or use cash in investing activities during the three months ended March 31, 2021.

The Company did not generate or use cash in financing activities during the three months ended March 31, 2022. Net cash generated by financing activities for the three months ended March 31, 2021 was $8.5 million related to proceeds from the exercise of warrants.

Inflation and Changing Prices

We do not believe that inflation has had, or will have, a material impact on our operating costs and earnings.

Material Cash Requirements from Contractual Obligations

Leases

As of March 31, 2022, we reported current and long-term operating lease liabilities of $0.4 million and $0.9 million, respectively. These balances represent our contractual obligation to make future payments on our Cambridge Sublease, discounted to reflect our cost of borrowing. In the event that we were to vacate the Cambridge facility, we may be obliged to continue making payments under the Cambridge Lease.

Clinical Trial Commitments

We have engaged and executed contracts with clinical research organizations to assist with the administration of our ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of March 31, 2022, approximately $3.9 million remains to be paid on these contracts. The timelines and related costs necessary to complete these trials may vary depending on a number of factors, including the rate of patient enrollment into our INSPIRE 2.0 trial. In the event we were to close the INSPIRE 2.0 trial, certain financial penalties would become payable to the clinical research organizations for costs to wind down the closed trial.

See Note 5, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for information regarding our commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2022, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a period in 2016, as a result of a U.S. Food and Drug Administration, or FDA, pre-specified enrollment hold, we were unable to enroll patients in The INSPIRE Study pending FDA authorization to proceed with additional enrollment, which delayed our ability to open new sites and enroll patients at the pace we had anticipated. In addition, in July 2017 we halted enrollment in the study, and subsequently closed enrollment in the study. We also experienced enrollment delays with our INSPIRE 2.0 Study as a result of the COVID-19 pandemic when a significant number of our clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic affected and may continue to affect the potential for enrollment in our INSPIRE 2.0 Study in the event that our clinical sites may again suspend studies in the future in order to manage the pandemic.  We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by regulatory agencies, and as a result, if the pace of enrollment does not increase, we may need to make a determination as to the next steps for the INSPIRE 2.0 Study and our clinical program.

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

The COVID-19 pandemic, which began in late 2019 and has had impacts worldwide, has delayed and may continue to delay our ability to complete our ongoing INSPIRE 2.0 clinical trial or delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption to economies worldwide and may adversely impact the financial markets, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our clinical research organizations, as well as clinical trial sites, have faced disruptions related to the INSPIRE 2.0 clinical trial arising from suspension of activity at numerous clinical trial sites due to hospital staff shortages or state or city ‘‘stay at home’’ or ‘‘shelter in place’’ orders, delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. Specifically, we are aware that a significant number of our clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. As of May 6, 2022, 16 clinical sites are open for enrollment in the INSPIRE 2.0 Study. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q, including the impact of potential COVID-19 variants and the impact of vaccine rollout efforts, and we cannot be certain what future impact the COVID-19 pandemic may have on our clinical sites and their respective abilities to enroll patients. As the pandemic continues to evolve, there may be additional government actions or disruptions that could cause our clinical sites to suspend or alter operations in a manner that would impact enrollment in the INSPIRE 2.0 Study. Additionally, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. Any of these factors could continue to adversely impact our ability to enroll, or delay enrollment in, the INSPIRE 2.0 clinical trial. Additionally, the pandemic could cause significant disruptions in the financial markets, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

For example, enrollment in our INSPIRE 2.0 Study has been slower than we initially anticipated. Enrolling patients into the INSPIRE 2.0 Study and any other clinical trial of our Neuro-Spinal Scaffold implant will continue to require the approval of the institutional review boards, or IRBs, at each clinical site.

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

Such increases to our authorized common stock require shareholder approval. Our 2019 Annual Meeting of stockholders was initially postponed due to a lack of quorum, and we were able to successfully achieve quorum and the votes required to pass the proposal to increase the number of authorized shares only after announcing a new record date for the meeting, which was held in January 2020. Our 2020 Annual Meeting of stockholders was held in August 2020, and we were able to achieve quorum and obtain the number of votes necessary to approve an increase in our authorized common stock, without having to postpone the meeting. Our 2021 Annual Meeting of stockholders was held in July 2021, and we were able to achieve quorum but we were not able to obtain the number of necessary votes to approve an increase in our authorized common stock. We cannot be sure that we will not experience future difficulties in obtaining quorum for our annual meetings or difficulties in obtaining the necessary votes required to pass proposals such as increases in authorized shares, as we experienced at the 2021 Annual Meeting. In such events, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected. As a result of the reverse splits which have been effected under a provision of Nevada law that requires a concurrent reduction in the number of authorized shares, the total authorized shares we have available is only 51,663.

We have a limited operating history and have incurred significant losses since our inception.

We have incurred net losses each year since our inception, including net losses of $2.7 million for the three months ended March 31, 2022, and net losses of $9.9 million for the year ended December 31, 2021 and $9.1 million for the year ended December 31, 2020. As of March 31, 2022, we had an accumulated deficit of $240.8 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and other third party funding alternatives including license and collaboration agreements. To raise additional capital or pursue strategic transactions, we may in the future sell additional shares of our common stock, or other securities convertible into or exchangeable for our common stock, which will dilute the ownership interest of our current stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us or that may reduce the value of our common stock. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts for our Neuro-Spinal Scaffold implant or any other product candidates that we develop or acquire or to cease operations entirely.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of March 31, 2022, we have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

We currently have only one product candidate, the Neuro-Spinal Scaffold implant, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval, and commercialization of that product candidate, which may never occur. We currently have no products available for sale, generate no revenues from sales of any products, and we may never be able to develop marketable products. Our Neuro-Spinal Scaffold implant will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. Before obtaining regulatory approval via the Humanitarian Device Exemption, or HDE, pathway for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternative forms of treatment. Alternatively, if we were to seek premarket approval, or PMA, for our product candidate, that would require demonstration that the product is safe and effective for use in each target indication. This process can take many years. Of the large number of medical devices in development in the United States, only a small percentage successfully complete the regulatory approval process required by the FDA and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize our Neuro-Spinal Scaffold implant or any other product candidate.

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

We are currently pursuing an HDE regulatory pathway in the United States for our Neuro-Spinal Scaffold implant. The HDE requires that there is no other comparable device available to provide therapy for a condition and requires sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. The amended protocol for The INSPIRE Study, which was approved in February 2016, established an Objective Performance Criteria, or OPC, which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of an HDE approval. The OPC for The INSPIRE Study is currently defined as 25% or more of the patients in the study demonstrating an improvement of at least one ASIA Impairment Scale, or AIS, grade by six months post-implantation. While we expect The INSPIRE Study to serve as one source of data used to support HDE approval in the future, we will not complete full enrollment of that study. In addition, although The INSPIRE Study is structured with the OPC as the primary component for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing a future HDE application.

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

Healthcare providers, physicians, and third-party payers will play a primary role in the recommendation and use of our products and any other product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians, and third-party payers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

●	the federal Health Insurance Portability and Accountability Act of 1996 or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;

●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers.

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

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. For example, we have received deficiency letters due to the failure to maintain the minimum bid price and the failure to meet stockholder equity requirements, including the deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market letter we received on May 19, 2021 notifying us of a failure to comply with the minimum bid requirement. To regain compliance, on April 26, 2022, we implemented a 1:25 reverse stock split. Previously, in response to other deficiency letters, we needed to implement reverse stock splits and take other actions including transferring to the Nasdaq Capital Market (from the Nasdaq Global Market) and implementing a warrant amendment.

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

We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we have a public float of $75 million or greater and $100 million or greater in revenue.

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

3.8

Certificate of change pursuant NRS78.207 filed with the Nevada Secretary of State, dated April 25, 2022 (incorporated by reference from exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the SEC on April 26, 2022.

3.9

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 10, 2022	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: May 10, 2022	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer