Form 10-Q
period 2022-06-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2022-08-08
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As August 5, 2022 1,391,160 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022

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

●	We will need additional funding before achieving potential profitability. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely.

●	Increases in authorized shares will be required for future financings or other strategic transactions. We have experienced difficulties obtaining quorum for our annual meetings of stockholders and achieving the number of votes required for increases in authorized shares. If we continue to experience such difficulties, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

●	We anticipate that we will continue to incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

●	We are wholly dependent on the success of one product candidate, the Neuro-Spinal Scaffold implant. Even if we are able to obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, our Neuro-Spinal Scaffold implant.

●	The continuing COVID-19 pandemic may have adverse effects on our business and operations, including, for example, the disruption of regulatory activities. In addition, this pandemic has caused substantial disruption in economies worldwide, and may cause disruption in the financial markets, both of which could result in adverse effects on our business and operations.

●	If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products will be adversely impacted.

●	We will depend upon strategic relationships to develop and manufacture our products. If these relationships are not successful, we may not be able to capitalize on the market potential of these products.

●	Our success depends on our ability to retain our management and other key personnel.

●	We may face, and in the past have faced, lawsuits, which could divert management’s attention and harm our business.

●	The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	June 30,	December 31,
	2022	2021
ASSETS:
Current assets:
Cash and cash equivalents	$13,028	$19,031
Prepaid expenses and other current assets	549	111
Total current assets	13,577	19,142
Property, equipment and leasehold improvements, net	183	127
Restricted cash - non-current	150	150
Operating lease right-of-use assets	1,039	1,229
Prepaid clinical trial expenses	1,122	1,122
Total assets	$16,071	$21,770
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,124	$605
Operating lease liabilities	378	361
Accrued expenses	905	1,646
Total current liabilities	2,407	2,612
Other liabilities	95	94
Operating lease liabilities - non-current	755	949
Total liabilities	3,257	3,655
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.00001 par value, authorized 2,000,000 at June 30, 2022 and December 31, 2021. 1,391,160 and 1,370,595 shares issued and outstanding including 200 and 254 shares of unvested restricted stock awards, at June 30, 2022 and December 31, 2021, respectively.	3	3
Additional paid-in capital	256,314	256,241
Accumulated deficit	(243,503)	(238,129)
Total stockholders’ equity	12,814	18,115
Total liabilities and stockholders’ equity	$16,071	$21,770

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,349	$928	$2,780	$1,940
General and administrative	1,381	1,382	2,615	2,594
Total operating expenses	2,730	2,310	5,395	4,534
Operating loss	(2,730)	(2,310)	(5,395)	(4,534)
Other income:
Interest and other income, net	11	1	21	2
Net loss	$(2,719)	$(2,309)	$(5,374)	$(4,532)
Net loss per share, basic and diluted	$(1.97)	$(1.68)	$(3.90)	$(3.55)
Weighted average number of common shares outstanding, basic and diluted	1,383,280	1,370,341	1,376,849	1,275,172

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	1,370,595	$3	$256,241	$(238,129)	$18,115
Share-based compensation expense	—	—	56	—	56
Net loss	—	—	—	(2,655)	(2,655)
Balance as of March 31, 2022	1,370,595	$3	$256,297	$(240,784)	$15,516
Share-based compensation expense	—	—	17	—	17
Forfeiture of restricted stock	(54)	—	—	—	—
Fractional shares issued due to 1 for 25 reverse stock split	20,619	—	—	—	—
Net loss	—	—	—	(2,719)	(2,719)
Balance as of June 30, 2022	1,391,160	$3	$256,314	$(243,503)	$12,814

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	945,276	$3	$247,417	$(228,234)	$19,186
Share-based compensation expense	—	—	52	—	52
Issuance of common stock upon exercise of warrants	425,317	—	8,509	—	8,509
Net loss	—	—	—	(2,223)	(2,223)
Balance as of March 31, 2021	1,370,593	$3	$255,978	$(230,457)	$25,524
Share-based compensation expense	—	—	95	—	95
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—
Net loss	—	—	—	(2,309)	(2,309)
Balance as of June 30, 2021	1,370,595	$3	$256,073	$(232,766)	$23,310

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,374)	$(4,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	26
Amortization of operating lease right-of-use assets	191	153
Share-based compensation expense	73	147
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(438)	(368)
Accounts payable	519	129
Operating lease liability	(177)	(157)
Accrued expenses and other liabilities	(741)	(336)
Net cash used in operating activities	(5,921)	(4,938)
Cash flows from investing activities:
Purchases of property and equipment	(82)	—
Net cash used in investing activities	(82)	—
Cash flows from financing activities:
Proceeds from exercise of warrants	—	8,509
Net cash provided by financing activities	—	8,509
(Decrease) / Increase in cash and cash equivalents and restricted cash	(6,003)	3,571
Cash, cash equivalents and restricted cash at beginning of period	19,181	19,603
Cash, cash equivalents and restricted cash at end of period	$13,178	$23,174
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Increase in operating right-of-use assets and liabilities related to lease modifications	$—	$143

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended June 30, 2022 (Unaudited)

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

Going Concern

The Company’s consolidated financial statements as of June 30, 2022 were prepared under the assumption that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as of June 30, 2022, substantial doubt about the Company’s ability to continue as a going concern exists. During the six months ended June 30, 2022, the Company recorded a net loss of $5.4 million. As of June 30, 2022, the Company had unrestricted cash and cash equivalents of $13.0 million and working capital of $11.2 million. Given the Company’s current plans, the Company estimates cash resources will be sufficient to fund its operations through the second quarter of 2023. The Company will require additional liquidity to continue operations over the next 12 months.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include but are not limited to equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. However, given a variety of external factors including the impact of the recent economic downturn in the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. In addition, the Company’s liquidity is impacted by the limited number of authorized shares that remain available under its certificate of incorporation, and the resulting constraints on financing options and alternatives. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The Company believes that it can be successful in obtaining additional capital; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

The Company’s consolidated financial statements as of June 30, 2022, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its consolidated financial statements, and it is likely that investors will lose all or part of their investment.

COVID-19

As a result of the COVID-19 pandemic, a significant number of the Company’s clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic did affect enrollment in the Company’s INSPIRE 2.0 Study. On June 2, 2022, the Company announced that it had completed enrollment in the INSPIRE 2.0 Study. The Company did not experience any significant impact from the COVID-19 pandemic on its financial condition, liquidity, other operations, suppliers, industry, and workforce during the three and six months ended June 30, 2022. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce, as there remains significant uncertainty related to the COVID-19 pandemic globally. Given the evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future.

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

The 2022 Reverse Stock Split became effective at 5:00 pm New York time on April 26, 2022, with the common stock trading on a post-split basis under the Company's existing trading symbol, “NVIV,” at the market open on April 27, 2022. Fractional shares resulting from the 2022 Reverse Stock Split were rounded up to the nearest whole share, and all shares of common stock (including fractions thereof) issuable upon the 2022 Reverse Stock Split to a given stockholder were aggregated for the purpose of determining whether the 2022 Reverse Stock Split would result in the issuance of a fractional share. Pursuant to Section 78.209 of the Nevada Revised Statutes, the Company’s Board of Directors was able take action to effect the 2022 Reverse Stock Split by filing a Certificate of Change with the Secretary of State of the State of Nevada without the consent of the Company’s stockholders.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these consolidated financial statements have been adjusted, on a retroactive basis, to reflect the 2022 Reverse Stock Split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 7, 2022. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2022 and its results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

New Accounting Pronouncements

No accounting standards known by the Company to be applicable to it that have been issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Cash and cash equivalents consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Cash	$71	$5
Money market funds	12,957	19,026
Total cash and cash equivalents	$13,028	$19,031

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,	December 31,
(In thousands)	2022	2021
Cash and cash equivalents	$13,028	$19,031
Restricted cash included in other non-current assets	150	150
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$13,178	$19,181

3.	RESTRICTED CASH

Restricted cash as each of June 30, 2022 and December 31, 2021 was $150 thousand. Restricted cash as of June 30, 2022 and December 31, 2021 included a $50 thousand security deposit related to the Company’s credit card account and a $100 thousand standby letter of credit in favor of a landlord (see Note 5).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$12,957	$—	$—	$12,957

	As of December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,026	$—	$—	$19,026

During the three and six months ended June 30, 2022 and 2021, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (In thousands)	2022	2021	2022	2021
Operating lease cost	$113	$94	$226	$185
Short-term lease cost	1	2	1	4
Variable lease cost	34	32	98	59
Total lease cost	$148	$128	$325	$248

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$1	$2	$1	$4
Operating cash flows from operating leases	106	98	300	194
Total cash paid for leases	$107	$100	$301	$198
Weighted-average remaining lease term - operating leases	2.51 Years	2.5 Years	2.51 Years	2.5 Years
Weighted-average discount rate - operating leases	6.0%	5.7%	6.0%	5.7%

Maturities of the lease liability due under the Cambridge Lease as of June 30, 2022 are as follows:

Leases (In thousands)	As of June 30, 2022
2022 (excluding the six months ended June 30, 2022)	$215
2023	440
2024	568
Total lease payments	1,223
Less: imputed interest	(90)
Present value of lease liabilities	$1,133

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

Leases (In thousands)	Classification	June 30, 2022	December 31, 2021
Assets
Lease asset, net	Operating	$1,039	$1,229
Total lease assets		$1,039	$1,229

Liabilities
Current	Operating	$378	$361
Non-current	Operating	755	949
Total lease liabilities		$1,133	$1,310

Clinical Trial Commitments

The Company has engaged and executed contracts with clinical research organizations (“CROs”) to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of June 30, 2022, approximately $4.5 million remains to be paid on these contracts.

6.        FIXED ASSETS

Property, equipment, and leasehold improvements, net consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Computer hardware	$63	$52
Computer software	5	5
Research and lab equipment	651	580
Leasehold improvements	66	66
Property and equipment	785	703
Less accumulated depreciation	(602)	(576)
Property and equipment, net	$183	$127

Depreciation expense for the three and six months ended June 30, 2022 was $13 thousand and $26 thousand, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $8 thousand and $17 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Compensation	$406	$1,287
Clinical	272	218
Legal	59	—
Other accrued expenses	168	141
Total accrued expenses	$905	$1,646

8.	EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “401k Plan”) covering all employees. Employees must be 21 years of age in order to participate in the 401k Plan. Under the 401k Plan, the Company has the option to make matching contributions. During the three and six months ended June 30, 2022, the Company contributed $17 thousand and $42 thousand, respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet. During the three and six months ended June 30, 2021, the Company contributed $20 thousand and $41 thousand, respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet.

9.	COMMON STOCK

The Company has authorized 2,000,000 shares of common stock, $0.00001 par value per share, of which 1,391,160 and 1,370,595, shares were issued and outstanding as each of June 30, 2022 and December 31, 2021 respectively.

During the three and six months ended June 30, 2022, as part of the adjustment to reflect the 2022 Reverse Stock Split, the Company issued an aggregate of 20,619 shares of common stock to account for the fractional roundup of shareholders.

During the three and six months ended June 30, 2022, 54 restricted stock awards that were considered issued and outstanding as of December 31, 2021 were forfeited.

During the three and six months ended June 30, 2022, there was no exercise activity related to any of the warrants that were issued in 2018, 2019 and 2020.

During the six months ended June 30, 2021, the Company issued an aggregate of 424,829 and 488 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.5 million. During the three and six months ended June 30, 2021, there was no exercise activity related to any of the warrants that were issued in 2018 and 2019.

During the three and six months ended June 30, 2021, the Company issued an aggregate of 2 shares of common stock upon vesting of restricted stock units.

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

As of June 30, 2022, the total number of shares available for issuance under the 2015 Plan was 111,283 shares. While 111,283 shares are available for issuance under the 2015 Plan as of June 30, 2022, only 31,696 shares can be issued under the 2015 Plan due to restrictions on the usage of the 2015 Plan resulting from the total number of shares of common stock authorized under the Company’s certificate of incorporation.

Options issued under the 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operation for each of the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Research and development	$(17)	$6	$(11)	$9
General and administrative	34	89	84	138
Total	$17	$95	$73	$147

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

The Company did not grant any awards during the six months ended June 30, 2022.

Stock options

The following table summarizes the stock option activity for the six months ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2021	14,582	$437.78	9.18	$—
Cancelled/Forfeited	(600)	$27.50
Outstanding as of June 30, 2022	13,982	$455.39	8.67	$—
Vested and Exercisable as of June 30, 2022	8,882	$701.08	8.65	$—
Vested and expected to vest as of June 30, 2022	13,982	$455.39	8.67	$—

The total fair value of options that vested in the three and six months ended June 30, 2022 was $239 thousand, respectively. The total fair value of options that vested in the three and six months ended June 30, 2021 was $10 thousand and $63 thousand, respectively. During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $29 thousand and $77 thousand, respectively, related to stock options. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $70 thousand and $98 thousand, respectively, related to stock options. As of June 30, 2022, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $84 thousand and is estimated to be recognized over a period of 0.71 years.

Restricted Securities

The following table summarizes the restricted securities activity for the six months ended June 30, 2022;

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance as of December 31, 2021	254	$387.05
Forfeited	(54)	$385.38
Unvested balance as of June 30, 2022	200	$387.50

During the three and six months ended June 30, 2022, the Company recorded credits to stock-based compensation expense of $11 thousand and $4 thousand, respectively, related to the time-based Restricted Securities as a result of forfeitures. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of $25 thousand and $49 thousand, respectively, related to the time-based Restricted Securities. As of June 30, 2022, total unrecognized compensation expense related to non-vested Restricted Securities amounted to $6 thousand which the Company expects to recognize over a remaining weighted-average of 0.24 years. All the Restricted Securities that remain unvested and outstanding as of June 30, 2022 are subject to time-based vesting.

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding as of June 30, 2022:

			Number of	Exercise Price as of
Year Issued	Defined Name	Classification	Warrants	June 30, 2022	Date of Expiration
2018	2018 Series A Warrants	Equity	8,483	$174.53	6/25/2023
2019	2019 Placement Agent Warrants	Equity	610	$112.50	11/21/2024
2020	March 2020 Series A Warrants	Equity	101,829	$68.75	3/10/2025
2020	March 2020 Placement Agent Warrants	Equity	6,620	$85.94	3/5/2025
2020	March 2020 Series B Warrants	Equity	510	$0.00025	Until Fully Exercised
2020	April 2020 Series C Warrants	Equity	67,211	$40.50	10/17/2025
2020	April 2020 Placement Agent Warrants	Equity	4,461	$54.6900	4/15/2025
2020	October 2020 Placement Agent Warrants	Equity	48,264	$25.00	10/22/2025
2020	October 2020 Series A Warrants	Equity	325,174	$20.00	10/27/2025
Total			563,162
Weighted average exercise price				$35.15
Weighted average life in years					3.16

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

For the six months ended June 30, 2022 and 2021 the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	June 30,
	2022	2021
Warrants	563,162	563,162
Stock options	13,982	14,583
Unvested RSUs	—	2
Unvested RSAs	200	254
Total potentially dilutive securities	577,344	578,001

13. INCOME TAXES

The Company did not record a federal or state income tax provision or benefit for each of the six months ended June 30, 2022 and 2021 due to the expected loss before income taxes to be incurred for the years ended December 31, 2022 and 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved Investigational Device Exemption, or IDE, in the INSPIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.” The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI. The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the two study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy. The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as randomization or screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. On June 2, 2022, we announced that we completed enrollment in the INSPIRE 2.0 Study and expect to present topline data from the INSPIRE 2.0 Study in the first quarter of 2023.

The primary endpoint of the INSPIRE 2.0 Study is defined as the proportion of patients achieving an improvement of at least one American Spinal Injury Association Impairment Scale (“AIS”) grade at six months post-implantation. Assessments of AIS grade are at hospital discharge, three months, six months, 12 months and 24 months. The definition of study success for INSPIRE 2.0 is that the difference in the proportion of subjects who demonstrate an improvement of at least one grade on AIS assessment at the 6-month primary endpoint follow-up visit between the Scaffold Arm and the Comparator Arm must be equal to or greater than 20%. In one example, if 50% of subjects in the Scaffold Arm have an improvement of AIS grade at the six-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 20% (50% minus 30% equals 20%) and the definition of study success would be met. In another example, if 40% of subjects in the Scaffold Arm have an improvement of AIS grade at the six-month primary endpoint and 30% of subjects in the Comparator Arm have an improvement, then the difference in the proportion of subjects who demonstrated an improvement is equal to 10% (40% minus 30% equals 10%) and the definition of study success would not be met. Additional endpoints include measurements of changes in neurological level of injury, sensory levels and motor scores, bladder, bowel and sexual function, pain, Spinal Cord Independence Measure, and quality of life.

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

In 2016, the FDA accepted our proposed HDE modular shell submission and review process for the Neuro-Spinal Scaffold implant. The HDE modular shell is comprised of three modules: a preclinical module, a manufacturing module, and a clinical data module. As part of its review process, the FDA reviews each module, which are individual sections of the HDE submission, on a rolling basis. Following the submission of each module, the FDA reviews and provides feedback, typically within 90 days, allowing the applicant to receive feedback and potentially resolve any deficiencies during the review process. Upon receipt of all three modules, which constitutes the complete HDE submission, the FDA makes a filing decision that may trigger the review clock for an approval decision. We submitted the first module (the preclinical module) in March 2017. In July 2021, the FDA informed us that our preclinical module was accepted. In December 2021, we submitted the second module (the manufacturing module) to the FDA. In June 2022, we received feedback from the FDA on the second module (the manufacturing module) and we are actively assessing the FDA’s responses and potential timelines for submitting a response for the second module.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended

June 30, 2022 were $1.3 million, an increase of $0.4 million compared to the three months ended June 30, 2021. The increase in research and development expenses for the three months ended June 30, 2022 can be attributed an increase in compensation related expense of $0.2 million primarily due to a severance payment made to a former employee, an increase in consulting costs of $0.1 million primarily due to increased quality activities and an increase of $0.1 million in other immaterial balances.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended June 30, 2022 were relatively flat at $1.4 million compared to the three months ended June 30, 2021.

Other Income and Expense

Other income for the three months ended June 30, 2022, was comprised of interest income of $11 thousand. Other income for the three months ended June 30, 2021 was immaterial.

Comparison of the Six Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the six months ended June 30, 2022 were $2.7 million, an increase of $0.8 million compared to the six months ended June 30, 2021. The increase in research and development expenses for the six months ended June 30, 2022 can be attributed an increase in compensation related expense of $0.3 million primarily due to a severance payment made to a former employee, an increase in clinical trial and consulting costs of $0.3 million primarily due to increased clinical trial and quality activities, an increase in scaffold manufacturing costs of $0.1 million primarily as a result of higher clinical demand and an increase of $0.1 million in facilities related costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the six months ended June 30, 2022 were relatively flat at $2.6 million compared to the six months ended June 30, 2021.

Other Income and Expense

Other income for the six months ended June 30, 2022, was comprised of interest income of $12 thousand and other income of $9 thousand. Other income for the six months ended June 30, 2021 was immaterial.

Liquidity, Capital Resources and Going Concern

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

As of June 30, 2022, we had approximately $11.2 million in working capital, our accumulated deficit was $243.5 million, we had total assets of $16.1 million, total liabilities of $3.3 million, and total stockholders’ equity of $12.8 million. During the six months ended June 30, 2022, we recorded a net loss of $5.4 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We believe that our cash and cash equivalents as of June 30, 2022 will provide necessary funding to fund operations through the second quarter of 2023. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

Our consolidated financial statements as of June 30, 2022 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal cause of business. However, substantial doubt about our ability to continue as a going concern exists and we will require additional liquidity to continue operations over the next 12 months.

We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations and sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for selling, general and administrative expenses and for other working capital requirements. We will need to raise additional capital through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additionally, the COVID-19 pandemic could have a continued adverse impact on economic and market conditions and extend the period of global economic slowdown, which could impair our ability to raise needed funds. Our liquidity is also impacted by the limited number of authorized shares that remain available under our certificate of incorporation, and the resulting constraints on financing options and alternatives.

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

Our consolidated financial statements as of June 30, 2022, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate its assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cashflows

Net cash used in operating activities for the six months ended June 30, 2022, consisted of net loss of $5.4 million, non-cash items of $0.3 million and cash used by working capital of $0.8 million. Adjustments for non-cash items consisted primarily of $0.2 million in amortization of operating lease right-of-use assets and $0.1 million in stock-based compensation expense. The change in cash from working capital included a $0.7 million decrease in accrued expenses, a $0.4 million increase in prepaid expenses and other assets and a $0.2 million decrease in the operating lease liability. These changes were offset by a $0.5 million increase in accounts payable.

Net cash used in operating activities for the six months ended June 30, 2021 consisted of net loss of $4.5 million, non-cash items of $0.3 million and cash used by working capital of $0.7 million. Adjustments for non-cash items consisted primarily of $0.2 million in amortization of operating lease right-of-use assets and $0.1 million in stock-based compensation expense. The change in cash from working capital included a $0.3 million decrease in accrued expenses, a $0.4 million increase in prepaid expenses and other assets and a $0.2 million decrease in the operating lease liability. These changes were offset by a $0.1 million increase in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2022 was $82 thousand related to the purchase of manufacturing and lab equipment. The Company did not generate or use cash in investing activities during the six months ended June 30, 2021.

The Company did not generate or use cash in financing activities during the six months ended June 30, 2022. Net cash generated by financing activities for the six months ended June 30, 2021 was $8.5 million related to proceeds from the exercise of warrants.

Inflation and Changing Prices

We do not believe that inflation has had, or will have, a material impact on our operating costs and earnings.

Material Cash Requirements from Contractual Obligations

Leases

As of June 30, 2022, we reported current and long-term operating lease liabilities of $0.4 million and $0.8 million, respectively. These balances represent our contractual obligation to make future payments on our Cambridge Sublease (as described in Note 5 in the Notes to Consolidated Financial Statements), discounted to reflect our cost of borrowing. In the event that we were to vacate the Cambridge facility, we may be obliged to continue making payments under the Cambridge Lease (as described in Note 5 in the Notes to Consolidated Financial Statements).

Clinical Trial Commitments

We have engaged and executed contracts with clinical research organizations to assist with the administration of our ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of June 30, 2022, approximately $4.5 million remains to be paid on these contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2022, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe we have sufficient cash resources to continue our business operations through the second quarter of 2023. We expect that our expenses will increase in connection with our ongoing activities, particularly as we seek potential regulatory approval for our Neuro-Spinal Scaffold implant. If we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain additional funding in connection with our continuing operations.

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

Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to:

●	our ability to obtain increases in authorized shares, which will be required for future financings. We have previously experienced difficulties obtaining quorum for our annual meetings of stockholders and achieving the number of shareholder votes required for increases in authorized shares;
●	the scope, progress, results, and costs of preclinical development, laboratory testing, clinical trials, and potential regulatory approval for our Neuro-Spinal Scaffold implant and any other product candidates that we may develop or acquire, including our INSPIRE 2.0 Study;
●	future clinical trial results of our Neuro-Spinal Scaffold implant; including the results of the INSPIRE 2.0 Study;
●	the timing of, and the costs involved in, obtaining regulatory approvals for the Neuro-Spinal Scaffold implant, and the outcome of regulatory review of the Neuro-Spinal Scaffold implant;
●	the cost and timing of future commercialization activities for our products if any of our product candidates are approved for marketing, including product manufacturing, marketing, sales, and distribution costs;

●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	the cost of having our product candidates manufactured for clinical trials in preparation for regulatory approval and in preparation for commercialization;
●	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our product candidates;
●	our ability to establish and maintain strategic collaborations, licensing, or other arrangements and the financial terms of such agreements;
●	the cost and timing of establishing sales, marketing, and distribution capabilities;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio;
●	the efforts and activities of competitors and potential competitors;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or invest in businesses, products, and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. For example, the top-line data from our INSPIRE 2.0 Study is expected in the first quarter of 2023, and the data may not support regulatory approval for the Neuro-Spinal Scaffold implant. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Such increases to our authorized common stock require shareholder approval. Our 2019 Annual Meeting of stockholders was initially postponed due to a lack of quorum, and we were able to successfully achieve quorum and the votes required to pass the proposal to increase the number of authorized shares only after announcing a new record date for the meeting, which was held in January 2020. Our 2020 Annual Meeting of stockholders was held in August 2020, and we were able to achieve quorum and obtain the number of votes necessary to approve an increase in our authorized common stock, without having to postpone the meeting. Our 2021 Annual Meeting of stockholders was held in July 2021, and we were able to achieve quorum but we were not able to obtain the number of necessary votes to approve an increase in our authorized common stock. In connection with our upcoming 2022 Annual Meeting of Stockholders, which is anticipated to take place on August 24, 2022, our Board has adopted a voting rights plan, which allows certain shareholders exercise additional voting rights with respect to their shares of common stock to which the voting rights are applied (the “Voting Rights Plan”). The Voting Rights Plan is of limited scope of and purpose and is designed to facilitate the approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock and another amendment to the Company’s Articles of Incorporation to authorize shares of “blank-check” preferred stock at the 2022 Annual Meeting. We cannot be certain that the adoption or implementation of the Voting Rights Plan will allow us to successfully pass either proposal at the 2022 Annual Meeting, and we cannot be sure that we will not experience future difficulties in obtaining quorum for our annual meetings or difficulties in obtaining the necessary votes required to pass proposals such as increases in authorized shares, as we experienced at the 2021 Annual Meeting and prior meetings. In such events, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected. As a result of the reverse splits which have been effected under a provision of Nevada law that requires a concurrent reduction in the number of authorized shares, the total authorized shares we have available for issuance, including for potential financing transactions, is only 31,696 shares.

We have a limited operating history and have incurred significant losses since our inception.

We have incurred net losses each year since our inception, including net losses of $5.4 million for the six months ended June 30, 2022, and net losses of $9.9 million for the year ended December 31, 2021 and $9.1 million for the year ended December 31, 2020. As of June 30, 2022, we had an accumulated deficit of $243.5 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of June 30, 2022, we have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

Risks Related to our Business

The COVID-19 pandemic, which began in late 2019 and has had impacts worldwide, previously delayed our potential to enroll patients in our INSPIRE 2.0 clinical trial and may, in the future continue to have other adverse effects on our business and operations, including the disruption of regulatory activities. In addition, this pandemic has caused substantial disruption to economies worldwide and may adversely impact the financial markets, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our clinical research organizations, as well as clinical trial sites, have faced disruptions related to the INSPIRE 2.0 clinical trial arising from suspension of activity at numerous clinical trial sites due to hospital staff shortages or state or city ‘‘stay at home’’ or ‘‘shelter in place’’ orders, delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. Specifically, we are aware that a significant number of our clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. Although we have now completed enrollment into our INSPIRE 2.0 Study, the full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q, including the impact of potential COVID-19 variants and the impact of vaccine rollout efforts, and we cannot be certain what future impact the COVID-19 pandemic may have on our business and operations. Additionally, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. Any of these factors could continue to adversely impact our ability to seek potential regulatory approval of our Neuro-Spinal Scaffold implant. Additionally, the pandemic could cause significant disruptions in the financial markets, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

Risks Related to the Development, Regulatory Approval, and Commercialization of Our Product Candidates

We are wholly dependent on the success of one product candidate, the Neuro-Spinal Scaffold implant, for which we recently completed enrollment into the INSPIRE 2.0 Study, and for which we expect top-line clinical results in the first quarter of 2023. We cannot be certain that we will be able to obtain favorable clinical results in our clinical trials, including in the INSPIRE 2.0 Study, and further, we cannot be certain that regulatory authorities will accept the results of our clinical trials or interpret them the way that we do. Further, even if we are able to obtain favorable clinical results, including in the INSPIRE 2.0 Study, we may not be able to obtain regulatory approval for, or successfully commercialize, our Neuro-Spinal Scaffold implant.

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

Although we have completed enrollment into our INSPIRE 2.0 Study, our clinical trial results may subsequently fail to meet the safety and probable benefit standards required to obtain regulatory approvals. For example, in the INSPIRE Study, two of the 16 evaluable patients were initially assessed to have improved from complete AIS A SCI to incomplete AIS B SCI, but each was later assessed to have reverted to complete AIS A SCI prior to the patient’s 6-month examination. Of these two patients, one patient had converted back to AIS B and the other patient remained at AIS A at the six-month examination. There is known and published variability in some of the measures used to assess AIS improvement and these measures can vary over time or depending upon the examiner. While we implemented procedures in The INSPIRE Study and the INSPIRE 2.0 Study to limit such variations and will also implement procedures in any future clinical study to limit such variations, we cannot be certain that regulatory authorities will accept the results of our clinical trials or interpret them the way that we do.

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

We have experienced delays in our clinical development of our Neuro-Spinal Scaffold implant. Clinical trials for future product candidates may also experience delays or may not be able to commence.

Before we can obtain regulatory approval for the sale of any of our product candidates, including the Neuro-Spinal Scaffold implant, we must complete the clinical studies that are required. We previously experienced delays in our clinical development of the Neuro-Spinal Scaffold implant, and we cannot be certain that we won’t experience future delays in or not successfully complete the clinical development of other product candidates. For example, in July 2017, the INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial.  We subsequently closed enrollment in The INSPIRE Study and will follow the active patients until completion. Although we have now completed enrollment into the INSPIRE 2.0 Study, we experienced delays in the enrollment of subjects into the study. Future clinical studies and clinical development may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, including delays due to the COVID-19 pandemic, the availability of scaffold implants or other investigational products to supply to our clinical sites, failure to demonstrate clinical success, the lack of adequate funding to continue any clinical trials, or unforeseen safety issues. Further, enrolling patients into any clinical trial will continue to require the approval of the institutional review boards, or IRBs, at each clinical site.

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

The results of preclinical studies and early clinical trials of new medical devices do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect, the trials may not produce results to support regulatory approval. We are currently pursuing marketing approval via the HDE regulatory pathway which requires us to show the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit of health outweighs the risk of injury or illness from its use. Preliminary results may not be confirmed upon full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical development may fail to show safety and probable benefit sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to obtain regulatory approval in the United States or elsewhere. It is also possible that patients enrolled in clinical trials will experience adverse events or unpleasant side effects that are not currently part of the product candidate’s profile. Because of the uncertainties associated with clinical development and regulatory approval, we cannot determine if or when we will have an approved product ready for commercialization or achieve sales or profits, including in connection with the results of our INSPIRE 2.0 Study for our Neuro-Spinal Scaffold implant.

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

We are currently pursuing an HDE regulatory pathway in the United States for our Neuro-Spinal Scaffold implant. The HDE requires that there is no other comparable device available to provide therapy for a condition and requires sufficient information for the FDA to determine that the device does not pose an unreasonable or significant risk of illness or injury, and that the probable benefit to health outweighs the risk of injury or illness from its use. The amended protocol for The INSPIRE Study, which was approved in February 2016, established an Objective Performance Criteria, or OPC, which is a measure of study success used in clinical studies designed to demonstrate safety and probable benefit in support of an HDE approval. The OPC for The INSPIRE Study is currently defined as 25% or more of the patients in the study demonstrating an improvement of at least one ASIA Impairment Scale, or AIS, grade by six months post-implantation. While we expect The INSPIRE Study to serve as one source of data used to support HDE approval in the future, we did not complete full enrollment of that study. In addition, although The INSPIRE Study is structured with the OPC as the primary component for demonstrating probable benefit, the OPC is not the only variable that the FDA would evaluate when reviewing a future HDE application.

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

4.1	Voting Rights Plan dated as of May 26, 2022 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 26, 2022).

10.1	Transaction Incentive Plan, as amended on July 7, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 12, 2022).

31.1+	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: August 8, 2022	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: August 8, 2022	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer