Form 10-Q
period 2022-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2022-11-07
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As November 4, 2022 1,914,970 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2022

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

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	September 30,	December 31,
	2022	2021
ASSETS:
Current assets:
Cash and cash equivalents	$10,597	$19,031
Prepaid expenses	276	83
Other current assets	686	28
Total current assets	11,559	19,142
Property, equipment and leasehold improvements, net	229	127
Restricted cash - non-current	150	150
Operating lease right-of-use assets	942	1,229
Prepaid clinical trial expenses	475	1,122
Total assets	$13,355	$21,770
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$864	$605
Operating lease liabilities	387	361
Accrued expenses	1,250	1,646
Total current liabilities	2,501	2,612
Other liabilities	102	94
Operating lease liabilities - non-current	656	949
Total liabilities	3,259	3,655
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value, authorized 1,000,000 and None at September 30, 2022 and December 31, 2021. No Preferred Stock issued and outstanding at September 30, 2022 and December 31, 2021 respectively.	—	—
Common stock, $0.00001 par value, authorized 250,000,000 and 2,000,000 at September 30, 2022 and December 31, 2021, respectively. 1,391,160 and 1,370,595 shares issued and outstanding including 0 and 254 shares of unvested restricted stock awards, at September 30, 2022 and December 31, 2021, respectively.	3	3
Additional paid-in capital	256,351	256,241
Accumulated deficit	(246,258)	(238,129)
Total stockholders’ equity	10,096	18,115
Total liabilities and stockholders’ equity	$13,355	$21,770

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,168	$1,118	$3,948	$3,058
General and administrative	1,632	1,335	4,247	3,929
Total operating expenses	2,800	2,453	8,195	6,987
Operating loss	(2,800)	(2,453)	(8,195)	(6,987)
Other income:
Interest income	45	1	57	3
Other income	—	1	9	1
Interest and other income, net	45	2	66	4
Net loss	$(2,755)	$(2,451)	$(8,129)	$(6,983)
Net loss per share, basic and diluted	$(1.98)	$(1.79)	$(5.88)	$(5.47)
Weighted average number of common shares outstanding, basic and diluted	1,391,481	1,370,851	1,382,118	1,275,682

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	1,370,595	$3	$256,241	$(238,129)	$18,115
Share-based compensation expense	—	—	56	—	56
Net loss	—	—	—	(2,655)	(2,655)
Balance as of March 31, 2022	1,370,595	$3	$256,297	$(240,784)	$15,516
Share-based compensation expense	—	—	17	—	17
Forfeiture of restricted stock	(54)	—	—	—	—
Fractional shares issued due to 1 for 25 reverse stock split	20,619	—	—	—	—
Net loss	—	—	—	(2,719)	(2,719)
Balance as of June 30, 2022	1,391,160	$3	$256,314	$(243,503)	$12,814
Share-based compensation expense	—	—	37	—	37
Net loss	—	—	—	(2,755)	(2,755)
Balance as of September 30, 2022	1,391,160	$3	$256,351	$(246,258)	$10,096

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	945,276	$3	$247,417	$(228,234)	$19,186
Share-based compensation expense	—	—	52	—	52
Issuance of common stock upon exercise of warrants	425,317	—	8,509	—	8,509
Net loss	—	—	—	(2,223)	(2,223)
Balance as of March 31, 2021	1,370,593	$3	$255,978	$(230,457)	$25,524
Share-based compensation expense	—	—	95	—	95
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—
Net loss	—	—	—	(2,309)	(2,309)
Balance as of June 30, 2021	1,370,595	$3	$256,073	$(232,766)	$23,310
Share-based compensation expense	—	—	85	—	85
Net loss	—	—	—	(2,451)	(2,451)
Balance as of September 30, 2021	1,370,595	$3	$256,158	$(235,217)	$20,944

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,129)	$(6,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	35
Amortization of operating lease right-of-use assets	287	239
Share-based compensation expense	110	232
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(851)	(127)
Prepaid clinical trial expenses	647	—
Accounts payable	259	30
Operating lease liability	(267)	(249)
Accrued expenses and other liabilities	(387)	(20)
Net cash used in operating activities	(8,291)	(6,843)
Cash flows from investing activities:
Purchases of property and equipment	(143)	(18)
Net cash used in investing activities	(143)	(18)
Cash flows from financing activities:
Proceeds from exercise of warrants	—	8,509
Net cash provided by financing activities	—	8,509
(Decrease) / Increase in cash and cash equivalents and restricted cash	(8,434)	1,648
Cash, cash equivalents and restricted cash at beginning of period	19,181	19,603
Cash, cash equivalents and restricted cash at end of period	$10,747	$21,251
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	$52	$—
Increase in operating right-of-use assets and liabilities related to lease modifications	$—	$143

See notes to the unaudited consolidated financial statements.

(Reflects the retrospective application of the 1-for-25 reverse stock split effective April 26, 2022)

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2022 (Unaudited)

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

Going Concern

The Company’s consolidated financial statements as of September 30, 2022 were prepared under the assumption that the Company will continue as a going concern. As of September 30, 2022, the Company had unrestricted cash and cash equivalents of $10.6 million and working capital of $9.1 million. On October 9, 2022, the Company closed a registered direct offering (the “October 2022 Registered Direct Offering”) and concurrent private placement (the “October 2022 Private Placement”), of its common shares and warrants to purchase common shares with an institutional investor (collectively, the “October 2022 Financing”). In the October 2022 Financing, the Company received gross proceeds of $9.0 million, before deducting placement agent fees and other offering expenses payable by the Company. Given the Company’s current plans, the Company estimates that its cash resources will be sufficient to fund its operations into the first quarter of 2024.

The Company’s ability to continue as a going concern depends on its ability to obtain additional equity or debt financing, attain further operating efficiencies, manage expenditures, and, ultimately, to generate revenue. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its audited financial statements, and it is likely that investors will lose all or part of their investment .

COVID-19

As a result of the COVID-19 pandemic, a significant number of the Company’s clinical sites temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution in 2020. As such, the COVID-19 pandemic did affect enrollment in the Company’s INSPIRE 2.0 Study. On June 2, 2022, the Company announced that it had completed enrollment in the INSPIRE 2.0 Study. The Company did not experience any significant impact from the COVID-19 pandemic on its financial condition, liquidity, other operations, suppliers, industry, and workforce during the three and nine months ended September 30, 2022. The full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Quarterly Report on Form 10-Q. The Company is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce, as there remains significant uncertainty related to the COVID-19 pandemic globally. Given the evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the ultimate effects of the COVID-19 pandemic on its future results of operations, financial condition, or liquidity in the future. However, as the COVID-19 pandemic continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 7, 2022. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2022 and its results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

Cash and cash equivalents consisted of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Cash	$64	$5
Money market funds	10,533	19,026
Total cash and cash equivalents	$10,597	$19,031

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30,	December 31,
(In thousands)	2022	2021
Cash and cash equivalents	$10,597	$19,031
Restricted cash included in other non-current assets (Note 3)	150	150
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$10,747	$19,181

3.	RESTRICTED CASH

Restricted cash as each of September 30, 2022 and December 31, 2021 was $150 thousand. Restricted cash as of September 30, 2022 and December 31, 2021 included a $50 thousand security deposit related to the Company’s credit card account and a $100 thousand standby letter of credit in favor of a landlord (see Note 5).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$10,533	$—	$—	$10,533

	As of December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,026	$—	$—	$19,026

During the three and nine months ended September 30, 2022 and 2021, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (In thousands)	2022	2021	2022	2021
Operating lease cost	$113	$99	$339	$284
Short-term lease cost	2	—	3	4
Variable lease cost	35	24	133	83
Total lease cost	$150	$123	$475	$371

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$2	$—	$3	$4
Operating cash flows from operating leases	106	103	300	297
Total cash paid for leases	$108	$103	$303	$301
Weighted-average remaining lease term - operating leases	2.25 Years	2.25 Years	2.25 Years	2.25 Years
Weighted-average discount rate - operating leases	6.0%	5.7%	6.0%	5.7%

Maturities of the lease liability due under the Cambridge Lease as of September 30, 2022 are as follows:

Leases (In thousands)	As of September 30, 2022
2022 (excluding the nine months ended September 30, 2022)	$108
2023	440
2024	568
Total lease payments	1,116
Less: imputed interest	(73)
Present value of lease liabilities	$1,043

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

Leases (In thousands)	Classification	September 30, 2022	December 31, 2021
Assets
Lease asset, net	Operating	$942	$1,229
Total lease assets		$942	$1,229

Liabilities
Current	Operating	$387	$361
Non-current	Operating	656	949
Total lease liabilities		$1,043	$1,310

Clinical Trial Commitments

The Company has engaged and executed contracts with clinical research organizations (“CROs”) to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of September 30, 2022, approximately $4.3 million remains to be paid on these contracts.

6.        FIXED ASSETS

Property, equipment, and leasehold improvements, net consisted of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Computer software	$7	$5
Computer hardware	65	52
Leasehold improvements	66	66
Research and lab equipment	707	580
Property and equipment	845	703
Less accumulated depreciation	(616)	(576)
Property and equipment, net	$229	$127

Depreciation expense for the three and nine months ended September 30, 2022 was $14 thousand and $40 thousand, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $9 thousand and $26 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Compensation	$608	$1,287
Clinical	357	218
Legal	56	—
Other accrued expenses	229	141
Total accrued expenses	$1,250	$1,646

8.	EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “401k Plan”) covering all employees. Employees must be 21 years of age in order to participate in the 401k Plan. Under the 401k Plan, the Company has the option to make matching contributions. During the three and nine months ended September 30, 2022, the Company contributed $20 thousand and $62 thousand, respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet. During the three and nine months ended September 30, 2021, the Company contributed $18 thousand and $59 thousand, respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet.

9.	STOCKHOLDERS EQUITY

Preferred Stock

As of September 30, 2022, the Company has 1,000,000 authorized shares of undesignated preferred stock, $0.00001 par value per share, the rights, preferences and privileges of which may be designated from time to time by our board of directors. No shares of preferred stock have been issued or are outstanding.

Common Stock

The Company has authorized 250,000,000 and 2,000,000 shares of common stock, $0.00001 par value per share, as of September 30, 2022 and December 31, 2021, respectively, of which 1,391,160 and 1,370,595, shares were issued and outstanding as of September 30, 2022 and December 31, 2021 respectively.

During the nine months ended September 30, 2022, as part of the adjustment to reflect the 2022 Reverse Stock Split, the Company issued an aggregate of 20,619 shares of common stock to account for the fractional roundup of shareholders.

During the nine months ended September 30, 2022, 54 restricted stock awards that were considered issued and outstanding as of December 31, 2021 were forfeited.

During the three and nine months ended September 30, 2022, there was no exercise activity related to any of the warrants that were issued in 2018, 2019 and 2020.

During the nine months ended September 30, 2021, the Company issued an aggregate of 424,829 and 488 shares of common stock upon the exercise of certain of the October 2020 Series A Warrants and October 2020 Placement Agent Warrants, respectively, for aggregate proceeds of $8.5 million. During the three and nine months ended September 30, 2021, there was no exercise activity related to any of the warrants that were issued in 2018 and 2019.

During the nine months ended September 30, 2021, the Company issued an aggregate of 2 shares of common stock upon vesting of restricted stock units.

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

As of September 30, 2022, the total number of shares available for issuance under the 2015 Plan was 911,896 shares.

Options issued under the 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operation for each of the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Research and development	$1	$6	$(9)	$15
General and administrative	36	79	119	217
Total	$37	$85	$110	$232

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

The Company did not grant any awards during the nine months ended September 30, 2022.

Stock options

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2021	14,582	$437.78	9.18	$—
Cancelled/Forfeited	(1,213)	$1,305.23
Outstanding as of September 30, 2022	13,369	$359.07	8.42	$—
Vested and Exercisable as of September 30, 2022	8,269	$563.57	8.40	$—
Vested and expected to vest as of September 30, 2022	13,369	$359.07	8.42	$—

The total fair value of options that vested in nine months ended September 30, 2022 was $239 thousand. No options vested in the three months ended September 30, 2022. The total fair value of options that vested in the three and nine months ended September 30, 2021 was $4 thousand and $67 thousand, respectively. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $31 thousand and $108 thousand, respectively, related to stock options. During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $60 thousand and $158 thousand, respectively, related to stock options. As of September 30, 2022, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $54 thousand and is estimated to be recognized over a period of 0.46 years.

Restricted Securities

The following table summarizes the restricted securities activity for the nine months ended September 30, 2022;

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance as of December 31, 2021	254	$387.05
Vested	(200)	$387.50
Forfeited	(54)	$385.38
Unvested balance as of September 30, 2022	—	$—

During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $6 thousand and $2 thousand, respectively, related to the time-based Restricted Securities. During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $25 thousand and $74 thousand, respectively, related to the time-based Restricted Securities.

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding as of September 30, 2022:

			Number of	Exercise Price as of
Year Issued	Defined Name	Classification	Warrants	September 30, 2022	Date of Expiration
2018	2018 Series A Warrants	Equity	8,483	$174.53	6/25/2023
2019	2019 Placement Agent Warrants	Equity	610	$112.50	11/21/2024
2020	March 2020 Series A Warrants	Equity	101,829	$68.75	3/10/2025
2020	March 2020 Placement Agent Warrants	Equity	6,620	$85.94	3/5/2025
2020	March 2020 Series B Warrants	Equity	510	$0.00025	Until Fully Exercised
2020	April 2020 Series C Warrants	Equity	67,211	$40.50	10/17/2025
2020	April 2020 Placement Agent Warrants	Equity	4,461	$54.6900	4/15/2025
2020	October 2020 Placement Agent Warrants	Equity	48,264	$25.00	10/22/2025
2020	October 2020 Series A Warrants	Equity	325,174	$20.00	10/27/2025
Total			563,162
Weighted average exercise price				$35.15
Weighted average life in years					2.91

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

For the nine months ended September 30, 2022 and 2021 the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	September 30,
	2022	2021
Warrants	563,162	563,162
Stock options	13,369	14,583
Unvested RSUs	—	2
Unvested RSAs	—	254
Total potentially dilutive securities	576,531	578,001

13. INCOME TAXES

The Company did not record a federal or state income tax provision or benefit for each of the three and nine months ended September 30, 2022 and 2021 due to the expected loss before income taxes to be incurred for the years ended December 31, 2022 and 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

14. SUBSEQUENT EVENT

On October 9, 2022, the Company closed the October 2022 Registered Direct Offering and concurrent October 2022 Private Placement, of its common shares and warrants to purchase common shares with an institutional investor. In the October 2022 Registered Direct Offering, the Company issued (i) an aggregate of 154,000 common shares (“Shares”); and (ii) 369,810 pre-funded warrants (the “October 2022 Pre-Funded Warrants”). In the concurrent October 2022 Private Placement, the Company issued additional October 2022 Pre-Funded Warrants to purchase an aggregate of 1,190,476 shares of its common stock, and (ii) Preferred Investment Options to purchase an aggregate of 1,714,286 shares of its common stock (the “Preferred Investment Options”). The purchase price of each Share and associated Preferred Investment Option sold in the October 2022

Registered Direct Offering was $5.25 and the purchase price of each Pre-Funded Warrant and associated

Preferred Investment Option sold in each of the October 2022 Registered Direct Offering and October 2022

Private Placement was $5.2499. In connection with the October 2022 Financing, the Company issued, to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the October 2022 Financing, Preferred Investment Options to purchase an aggregate of 111,429 shares of its common stock (the “Wainwright Preferred Investment Options”). The gross proceeds to the Company from the October 2022 Financing was $9.0 million, before deducting placement agent fees and other offering expenses payable by the Company. Concurrent with the October 2022 Financing, the Company modified 29,091 March 2020 Series A Warrants, 19,048 April 2020 Series C Warrants and 32,000 October 2020 Series A Warrants held by the institutional investor that participated in the October 2022 Financing and agreed to lower the exercise price of these warrants to $5.05 and extend the term through April 2028.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities and stock-based compensation expense. We base our estimates and judgments on historical experience, current economic and industry conditions, and on various other factors that we believe to be reasonable under the circumstances. Such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from the disclosure provided in our 2021 Annual Report.

We believe that the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position, and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended September 30, 2022 were relatively flat year over year at $1.2 million.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended September 30, 2022 were $1.6 million, an increase of $0.3 million compared to the three months ended September 30, 2021. The increase in general and administrative expenses for the three months ended September 30, 2022 is primarily due to an increase in legal and investor relations costs of $0.2 million primarily due to increased fees associated with the company’s 2022 Annual Meeting and an increase of $0.1 million in other net immaterial accounts.

Other Income and Expense, net

Other income for the three months ended September 30, 2022, was comprised of interest income of $45 thousand. Other income for the three months ended September 30, 2021 was immaterial.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the nine months ended September 30, 2022 were $3.9 million, an increase of $0.9 million compared to the nine months ended September 30, 2021. The increase in research and development expenses for the nine months ended September 30, 2022 can be attributed to an increase in clinical trial and consulting costs of $0.4 million primarily due to increased clinical trial and quality activities, an increase in compensation related expense of $0.3 million primarily due to a severance payment made to a former employee, an increase of $0.1 million in facilities related costs and an increase of $0.1 million in other net immaterial accounts.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the nine months ended September 30, 2022 were $4.2 million an increase of $0.3 million compared to the nine months ended September 30, 2021. The increase in general and administrative expenses for the nine months ended September 30, 2022 is primarily due to an increase in legal and investor relations costs of $0.2 million primarily due to increased fees associated with the company’s 2022 Annual Meeting and an increase of $0.1 million in other net immaterial accounts.

Other Income and Expense, net

Other income for the nine months ended September 30, 2022, was comprised of interest income of $57 thousand and other income of $9 thousand. Other income for the nine months ended September 30, 2021 was immaterial.

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

As of September 30, 2022, we had approximately $9.1 million in working capital, our accumulated deficit was $246.3 million, we had total assets of $13.4 million, total liabilities of $3.3 million, and total stockholders’ equity of $10.1 million. In the October 2022 Financing, we received gross proceeds of $9.0 million, before deducting placement agent fees and other offering expenses payable by us. During the nine months ended September 30, 2022, we recorded a net loss of $8.1 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We believe that our cash and cash equivalents as of September 30, 2022 together with proceeds from the October 2022 Financing will provide necessary funding to fund operations into the first quarter of 2024. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

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

Cashflows

Net cash used in operating activities for the nine months ended September 30, 2022, consisted of net loss of $8.1 million, non-cash items of $0.4 million and cash used by working capital of $0.6 million. Adjustments for non-cash items consisted primarily of $0.3 million in amortization of operating lease right-of-use assets and $0.1 million in stock-based compensation expense. The change in cash from working capital included a $0.4 million decrease in accrued expenses, and a $0.3 million decrease in the operating lease liability. These changes were offset by a $0.3 million increase in accounts payable and a $0.9 million increase in prepaid expenses and other assets.

Net cash used in operating activities for the nine months ended September 30, 2021 consisted of net loss of $7.0 million, non-cash items of $0.5 million and cash used by working capital of $0.4 million. Adjustments for non-cash items consisted primarily of $0.2 million in amortization of operating lease right-of-use assets and $0.2 million in stock-based compensation expense. The change in cash from working capital included a $0.1 million increase in prepaid expenses and other assets and a $0.2 million decrease in the operating lease liability.

Net cash used in investing activities for the nine months ended September 30, 2022 was $0.1 million related to the purchase of manufacturing and lab equipment. The Company did not generate or use cash in investing activities during the nine months ended September 30, 2021.

The Company did not generate or use cash in financing activities during the nine months ended September 30, 2022. Net cash generated by financing activities for the nine months ended September 30, 2021 was $8.5 million related to proceeds from the exercise of warrants.

Inflation and Changing Prices

We do not believe that inflation has had, or will have, a material impact on our operating costs and earnings.

Material Cash Requirements from Contractual Obligations

Leases

As of September 30, 2022, we reported current and long-term operating lease liabilities of $0.4 million and $0.7 million, respectively. These balances represent our contractual obligation to make future payments on our Cambridge Sublease (as described in Note 5 in the Notes to Consolidated Financial Statements), discounted to reflect our cost of borrowing. In the event that we were to vacate the Cambridge facility, we may be obliged to continue making payments under the Cambridge Lease (as described in Note 5 in the Notes to Consolidated Financial Statements).

Clinical Trial Commitments

We have engaged and executed contracts with clinical research organizations to assist with the administration of our ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of September 30, 2022, approximately $4.3 million remains to be paid on these contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2022, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have only one product candidate, the Neuro-Spinal Scaffold implant, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval, and commercialization of that product candidate, which may never occur. We expect top-line clinical results in the first quarter of 2023 for the INSPIRE 2.0 Study, and we cannot be certain that these data will be favorable, or even if favorable, whether regulatory authorities such as the FDA will accept the results of the trial.

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

We believe we have sufficient cash resources to continue our business operations into the first quarter of 2024. We expect that our expenses will increase in connection with our ongoing activities, particularly as we seek potential regulatory approval for our Neuro-Spinal Scaffold implant. If we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain additional funding in connection with our continuing operations.

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

Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to:

●	the scope, progress, results, and costs of preclinical development, laboratory testing, clinical trials, and potential regulatory approval for our Neuro-Spinal Scaffold implant and any other product candidates that we may develop or acquire, including our INSPIRE 2.0 Study and the associated top-line data readout planned for the first quarter of 2023;
●	future clinical trial results of our Neuro-Spinal Scaffold implant; including the results of the INSPIRE 2.0 Study;
●	the timing of, and the costs involved in, obtaining regulatory approvals for the Neuro-Spinal Scaffold implant, and the outcome of regulatory review of the Neuro-Spinal Scaffold implant;
●	the cost and timing of future commercialization activities for our products if any of our product candidates are approved for marketing, including product manufacturing, marketing, sales, and distribution costs;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	the cost of having our product candidates manufactured for clinical trials in preparation for regulatory approval and in preparation for commercialization;
●	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our product candidates;
●	our ability to establish and maintain strategic collaborations, licensing, or other arrangements and the financial terms of such agreements;

●	the cost and timing of establishing sales, marketing, and distribution capabilities;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio;
●	the efforts and activities of competitors and potential competitors;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or invest in businesses, products, and technologies.

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

We have incurred net losses each year since our inception, including net losses of $8.1 million for the nine months ended September 30, 2022, and net losses of $9.9 million for the year ended December 31, 2021 and $9.1 million for the year ended December 31,, 2020. As of September 30, 2022, we had an accumulated deficit of $246.3 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Although we recently increased the number of authorized shares available, future increases in authorized shares may be required for future financings or other strategic transactions. We have previously experienced difficulties obtaining quorum for our annual meetings of stockholders and achieving the number of votes required for increases in authorized shares. If we continue to experience such difficulties, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

We will need to seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. We have limited capital and in order for us to execute on our business plan and remain viable as a going concern, we must have the flexibility to engage in capital raising transactions until we are able to generate sufficient revenue and cash flow. Investors in prior transactions have purchased our common stock or our derivative securities, such as warrants, for which we must reserve unissued common stock. We therefore may need to increase the number of authorized shares of our common stock in order to issue common stock or securities convertible or exercisable into common stock to investors and other strategic partners, and as a result enable us to engage in capital raising transactions and other strategic transactions involving the issuance of equity securities.

Such increases to our authorized common stock require shareholder approval. Our 2019 Annual Meeting of stockholders was initially postponed due to a lack of quorum, and we were able to successfully achieve quorum and the votes required to pass the proposal to increase the number of authorized shares only after announcing a new record date for the meeting, which was held in January 2020. Our 2020 Annual Meeting of stockholders was held in August 2020, and we were able to achieve quorum and obtain the number of votes necessary to approve an increase in our authorized common stock, without having to postpone the meeting. Our 2021 Annual Meeting of stockholders was held in July 2021, and we were able to achieve quorum but we were not able to obtain the number of necessary votes to approve an increase in our authorized common stock. In connection with our 2022 Annual Meeting of Stockholders, which took place on September 9, 2022, our Board adopted and applied a voting rights plan, which allowed certain shareholders exercise additional voting rights with respect to their shares of common stock to which the voting rights are applied (the “Voting Rights Plan”). The Voting Rights Plan was of limited scope of and purpose and was designed to facilitate the approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock and another amendment to the Company’s Articles of Incorporation to authorize shares of “blank-check” preferred stock at the 2022 Annual Meeting. Although the implementation of the Voting Rights Plan allowed us to successfully pass both proposals at the 2022 Annual Meeting, we cannot be sure that we will not experience future difficulties in obtaining quorum for our annual meetings or difficulties in obtaining the necessary votes required to pass proposals such as increases in authorized shares, as we experienced at the 2021 Annual Meeting and prior meetings. In such events, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of September 30, 2022, we have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

3.10

Certificate of Amendment to Articles of Incorporation of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC September 12, 2022).

4.1	Voting Rights Plan dated as of May 26, 2022 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 26, 2022).

4.2	Form of Registered Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2022).

4.3	Form of Unregistered Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2022).

4.4	Form of Preferred Investment Option (incorporated by reference from Exhibit 4.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2022).

4.5	Form of Placement Agent Preferred Investment Option (incorporated by reference from Exhibit 4.4 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2022).

10.1+	Employment Agreement between Heather Hamel and InVivo Therapeutics Holdings Corp, dated as of July 13, 2022.

10.2

Form of RDO Securities Purchase Agreement, dated as of October 7, 2022, by and between the Company and the purchasers named therein (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2022).

10.3

Form of PIPE Securities Purchase Agreement, dated as of October 7, 2022, by and between the Company and the purchasers named therein (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2022).

10.4

Form of Registration Rights Agreement, dated as of October 7, 2022, by and between the Company and the purchasers named therein incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2022).

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: November 7, 2022	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: November 7, 2022	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer