Form 10-K
period 2022-12-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2023-03-01
CIK 1292519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,632,327 based on a per share price of $4.05, which was the closing price of the registrant’s Common Stock on the Nasdaq Capital Market on June 30, 2022.

As of February 24, 2023, the number of shares outstanding of the registrant’s Common Stock, $0.00001 par value per share, was 2,860,446.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INVIVO THERAPEUTICS HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Form 10-K, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to obtain regulatory approvals for our products, including the Neuro-Spinal Scaffold™; if approved, our ability to successfully commercialize our current and future product candidates, including the Neuro-Spinal Scaffold; the progress and timing of our development programs; market acceptance of our products; our ability to retain management and other key personnel; our ability to promote, manufacture, and sell our products, either directly or through collaborative and other arrangements with third parties; and other factors detailed under “Risk Factors” in Part I, Item 1A of this Form 10-K. These forward looking statements are only predictions, are uncertain, and involve substantial known and unknown risks, uncertainties, and other factors which may cause our actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward looking statements. Such factors include, among others, the following:

●	our limited operating history and history of net losses;

●	our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern;

●	our ability to execute our strategy and business plan;

●	our ability to obtain regulatory approvals for our current and future product candidates, including our Neuro-Spinal Scaffold implant;

●	our ability to successfully commercialize our current and future product candidates, including our Neuro-Spinal Scaffold implant, if approved;

●	the progress and timing of our current and future development programs;

●	our ability to successfully open, enroll and complete clinical trials and obtain and maintain regulatory approval of our current and future product candidates;

●	the length and impact of the COVID-19 pandemic or similar public health crisis;

●	our ability to protect and maintain our intellectual property and licensing arrangements;

●	our reliance on third parties to conduct testing and clinical trials;

●	market acceptance and adoption of our current and future technology and products;

●	our ability to promote, manufacture and sell our current and future products, either directly or through collaborative and other arrangements with third parties; and

●	our ability to attract and retain key personnel.

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

●	We are wholly dependent on the success of one product candidate, the Neuro-Spinal Scaffold implant, for which we completed enrollment into the INSPIRE 2.0 Study in June 2022, and for which we expect top-line clinical results late in the first quarter of 2023. We cannot be certain that we will be able to obtain favorable clinical results in our clinical trials, including in the INSPIRE 2.0 Study, and further, we cannot be certain that regulatory authorities will accept the results of our clinical trials or interpret them the way that we do. Further, even if we are able to obtain favorable clinical results, including in the INSPIRE 2.0 Study, we may not be able to obtain regulatory approval for, or successfully commercialize, our Neuro-Spinal Scaffold implant.

●	We will need additional funding before achieving potential profitability. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely.

●	There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail or cease our operations.

●	We anticipate that we will continue to incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

●	The COVID-19 pandemic may continue to have adverse effects on our business and operations, including, for example, the disruption of regulatory activities. In addition, this pandemic has caused substantial disruption in economies worldwide, and may cause disruption in the financial markets, both of which could result in adverse effects on our business and operations.

●	If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products will be adversely impacted.

●	We will depend upon strategic relationships to develop and manufacture our products. If these relationships are not successful, we may not be able to capitalize on the market potential of these products.

●	Our success depends on our ability to retain our management and other key personnel.

●	We may face, and in the past have faced, lawsuits, which could divert management’s attention and harm our business.

●	The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

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

INSPIRE 2.0 Study

Our Neuro-Spinal Scaffold implant has been approved to be studied under our approved Investigational Device Exemption, or IDE in the INSPIRE 2.0 Study, which is titled the “Randomized, Controlled, Single-blind Study of Probable Benefit of the Neuro-Spinal Scaffold™ for Safety and Neurologic Recovery in Subjects with Complete Thoracic AIS A Spinal Cord Injury as Compared to Standard of Care.” The purpose of the INSPIRE 2.0 Study is to assess the overall safety and probable benefit of the Neuro-Spinal Scaffold for the treatment of neurologically complete thoracic traumatic acute SCI. The INSPIRE 2.0 Study is designed to enroll 10 subjects into each of the two study arms, which we refer to as the Scaffold Arm and the Comparator Arm. Patients in the Comparator Arm will receive the standard of care, which is spinal stabilization without dural opening or myelotomy. The INSPIRE 2.0 Study is a single blind study, meaning that the patients and assessors are blinded to treatment assignments. The FDA approved the enrollment of up to 35 patients in this study so that there would be at least 20 evaluable patients (10 in each study arm) at the primary endpoint analysis, accounting for events such as randomization, screen failures or deaths that would prevent a patient from reaching the primary endpoint visit. On June 2, 2022, the Company announced that it had completed enrollment in the INSPIRE 2.0 Study. Top-line data from the INSPIRE 2.0 Study is expected late in the first quarter of 2023.

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

We hold an exclusive worldwide license to a broad suite of patents co-owned by BCH and MIT covering the use of a wide range of polymers to treat SCI, and to promote the survival and proliferation of human stem cells in the spinal cord, or the BCH License. Issued patents and pending patent applications licensed under the BCH License cover the technology underlying our Neuro- Spinal Scaffold implant and the use of a wide range of biomaterial scaffolding for treating SCI by itself or in combination with drugs, growth factors, or human stem cells. The BCH License covers 6 issued United States patents and 19 issued international patents expiring between 2022 and 2027.

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

We are required to pay certain fees and royalties under the BCH License. We paid an initial fee upon execution of the BCH License and are required to pay an amendment fee if we expand the field of use under the BCH License. We are also required to make milestone payments upon completing various phases of product development, including upon (i) filing with the FDA of the first investigational new drug application and IDE application for a product that uses the licensed technology; (ii) enrollment of the first patient in Phase II testing for a product that uses the licensed technology; (iii) enrollment of the first patient in Phase III testing for a product that uses the licensed technology; (iv) filing with the FDA each new drug application or related application for a product that uses the licensed technology; (v) FDA approval of the first new drug application or related application for a product that uses the licensed technology; and (vi) first market approval in any country outside the United States for a product that uses the licensed technology. As of December 2022, we had paid fees associated with the achievement of milestones (i), (ii) and (iii) described above. Each year prior to the release of a licensed product, we are also required to pay a maintenance fee for the BCH License. Further, we are required to make ongoing payments based on any sublicenses we grant to manufacturers and distributors. Following commercialization, we are required to make ongoing royalty payments equal to a percentage in the low single digits of net sales of any product that uses the licensed technology.

In addition to the rights we license under the BCH License, we have additional rights relating to the Neuro-Spinal Scaffold implant. Together with MIT, we co-own U.S. patent No. 10,131,786 (“Poly((lactic-co-glycolic acid)-b-lysine) and process for synthesizing a block copolymer of PLGA and PLL- (poly-e-cbz-l-lysine)”), which expires in 2033.

Government Regulation

The testing, manufacturing, and potential labeling, advertising, promotion, distribution, import, and marketing of our products are and would be subject to extensive regulation by governmental authorities in the United States and in other countries. In the United States, the FDA, under the Public Health Service Act, the Federal Food, Drug and Cosmetic Act (FDCA), the FDA regulates, among other things, medical device products. In particular, the FDA regulates medical devices to ensure that when distributed domestically and/or abroad, they are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

In addition, our products under development are subject to extensive regulation by other U.S. federal and state regulatory bodies and comparable authorities in other countries. To ensure that medical products distributed domestically are safe and effective for their intended use, the FDA and comparable authorities in other countries have imposed regulations that govern, among other things, the following activities that we or our partners perform or will perform:

●	product design and development;

●	product testing;

●	product manufacturing;

●	product labeling;

●	product storage;

●	premarket clearance, approval, or Conformité Européenne (“CE”) marking of products;

●	advertising and promotion;

●	product marketing, sales, and distribution; and

●	post-market surveillance reporting, including reporting of death or serious injuries.

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

The FDA has broad premarket, post-market, and regulatory enforcement powers. As with medical devices, manufacturers of biologics and combination products are subject to unannounced inspections by the FDA to determine compliance with applicable regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Failure by manufacturers or their suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities. Potential FDA enforcement actions, discussed in more detail further below, include:

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

FDA Regulation—Medical Device Products

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires one of the following: (i) grant of a de-novo classification petition; (ii) clearance under a 510(k) premarket notification; (iii) approval under a PMA application; or (iv) approval under an HDE. During public health emergencies, FDA also may grant emergency use authorizations (EUAs) to allow commercial distribution of devices intended to address the public health emergency. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturing and regulatory control needed to ensure its safety and effectiveness.

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

Class III devices include devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and devices deemed not substantially equivalent to a predicate device following a 510(k) submission. The safety and effectiveness of Class III devices cannot be reasonably assured solely by general or special controls. Submission and FDA approval of a PMA application is required before marketing of a Class III device can proceed. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is reasonably safe and effective for its intended use and must be supported by extensive data, typically including data from preclinical studies and clinical trials. A Class III device may qualify for FDA approval to be distributed under a HDE rather than a PMA. HDEs are very similar to PMAs but are not required to demonstrate a reasonable assurance of effectiveness. Rather, HDE applications require demonstration of “probable benefit.” Devices marketed under an HDE must also first be designated as a HUD. Our Neuro-Spinal Scaffold implant is a Class III device, and we are initially seeking HDE approval. Following our receipt of HDE approval, we intend to pursue a PMA for our Neuro-Spinal Scaffold for use in a broader patient population.

Premarket Approval Pathway

Class III devices that do not qualify as HUDs require a PMA before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. In addition, HDE approved Class III devices require a PMA if the manufacturer desires to expand indications for use or patient populations, or to otherwise treat more than 8,000 patients per year and avoid the other limitations imposed on HDE approved devices. The PMA process is more demanding than the HDE and 510(k) processes. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. In some cases, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA devices are also subject to the payment of user fees.

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

Clinical Trials

Clinical trials are almost always required to support a PMA or HDE application. If the device presents a “significant risk” to human health as defined by the FDA, the FDA requires the device sponsor to submit an IDE to the FDA and obtain IDE approval prior to commencing the human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. The IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a “non-significant risk” device, in which case an IDE approval from the FDA would not be required, although the clinical trial would need to meet other requirements including Institutional Review Board (IRB) approval. The IRB is responsible for the initial and continuing review of the IDE study, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Clinical trials for a significant risk device may begin once an IDE is approved by the FDA and the appropriate IRB at each clinical trial site. Future clinical trials may require that we obtain an IDE from the FDA prior to commencing any such clinical trial and that the trial be conducted with the oversight of an IRB at the clinical trial site.

Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

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

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Pervasive and Continuing FDA Regulation (Post-market Regulation)

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

●	QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved indications or other off-label uses;

●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;

●	approval of product modifications that affect the safety or effectiveness of one of our approved devices;

●	medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

●	post-approval restrictions or conditions, including post-approval study commitments;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

●	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

●	regulations pertaining to voluntary recalls; and

●	notices of corrections or removals.

Class III devices that obtain HDE approval are subject to the additional restrictions discussed above, including:

●	the treatment of no more than 8,000 individuals in the United States per year;

●	a HUD may only be used if approved by an IRB to supervise clinical testing of devices, and after an IRB has approved the use of the device to treat or diagnose the specific disease; and

●	limitations on whether the device may be sold for a profit, subject to certain exceptions.

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

Financial Information and Research and Development Expenditures

We have incurred net losses each year since our inception, including net losses of $10.5 million for the year ended December 31, 2022 and $9.9 million for the year ended December 31, 2021. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities related to our Neuro Spinal Scaffold implant. Our research and development expenditures, which include research and development related to our product candidates, were $5.2 million and $4.4 million in 2022 and 2021, respectively.

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

Employees and Human Capital

As of December 31, 2022, we had six full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good. We also utilize a number of consultants to assist with financial, research and development, human resources, clinical and regulatory activities. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

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

Available Information

We make available free of charge on or through the Investor Relations link on our website, www.invivotherapeutics.com, all materials that we file electronically with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports.

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

Risks Related to Our Business

We are wholly dependent on the success of one product candidate, the Neuro-Spinal Scaffold implant, for which we completed enrollment into the INSPIRE 2.0 Study in June 2022, and for which we expect top-line clinical results late in the first quarter of 2023. We cannot be certain that we will be able to obtain favorable clinical results in our clinical trials, including in the INSPIRE 2.0 Study, and further, we cannot be certain that regulatory authorities will accept the results of our clinical trials or interpret them the way that we do. Further, even if we are able to obtain favorable clinical results, including in the INSPIRE 2.0 Study, we may not be able to obtain regulatory approval for, or successfully commercialize, our Neuro-Spinal Scaffold implant.

We currently have only one product candidate, the Neuro-Spinal Scaffold implant, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval, and commercialization of that product candidate, which may never occur. We expect top-line clinical results late in the first quarter of 2023 for the INSPIRE 2.0 Study of the Neuro-Spinal Scaffold, and we cannot be certain that these data will be favorable, or even if favorable, whether regulatory authorities such as the FDA will accept the results of the trial.

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

The COVID-19 pandemic, which began in late 2019 and has had impacts worldwide, previously delayed our potential to enroll patients in our INSPIRE 2.0 clinical trial and may, in the future continue to have other adverse effects on our business and operations, including the disruption of regulatory activities. In addition, the pandemic has caused substantial disruption to economies worldwide and may adversely impact the financial markets, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations remain uncertain. We and our clinical research organizations, as well as clinical trial sites, have faced disruptions related to the INSPIRE 2.0 clinical trial arising from suspension of activity at numerous clinical trial sites due to hospital staff shortages or state or city ‘‘stay at home’’ or ‘‘shelter in place’’ orders, delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. Specifically, we are aware that a significant number of our clinical sites had previously temporarily suspended enrollment into the INSPIRE 2.0 Study at their institution due to the coronavirus pandemic. Although we have now completed enrollment into our INSPIRE 2.0 Study, the full impact of the COVID-19 pandemic continues to evolve as of the date of filing this Annual Report on Form 10-K, and we cannot be certain what future impact the COVID-19 pandemic may have on our business and operations. Additionally, the response to the COVID-19 pandemic may redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals. Any of these factors could continue to adversely impact our ability to seek potential regulatory approval of our Neuro-Spinal Scaffold implant. Additionally, the pandemic could cause significant disruptions in the financial markets, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We will need additional funding.  If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely.

We estimate that our existing cash resources will be sufficient to fund our operations into the first quarter of 2024. We currently do not have sufficient cash resources to continue our business operations beyond that time. We expect that our expenses will increase in connection with our ongoing activities, particularly as we conclude our INSPIRE 2.0 Study, and as we seek regulatory approval for our Neuro-Spinal Scaffold implant.  If we obtain regulatory approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to manufacturing, marketing, sales, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

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

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail or cease our operations.

Our consolidated financial statements as of December 31, 2022 were prepared under the assumption that we will continue as a going concern. At December 31, 2022, we had unrestricted cash and cash equivalents of $16.4 million. We estimate that our existing cash resources will be sufficient to fund our operations into the first quarter of 2024. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.  Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 1, 2023 included elsewhere in this Form 10-K.

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

We have incurred net losses each year since our inception, including net losses of $10.5 million for the year ended December 31, 2022, $9.9 million for the year ended December 31, 2021 and $9.1 million for the year ended December 31, 2020. As of December 31, 2022, we had an accumulated deficit of $248.6 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly companies engaged in the development of medical devices. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

Such increases to our authorized common stock require shareholder approval. Our 2021 Annual Meeting of Stockholders was held in July 2021, and we were able to achieve quorum but we were not able to obtain the number of necessary votes to approve an increase in our authorized common stock. In connection with our 2022 Annual Meeting of Stockholders, which took place on September 9, 2022, our Board adopted and applied a voting rights plan, which allowed certain shareholders exercise additional voting rights with respect to their shares of common stock to which the voting rights are applied or the Voting Rights Plan. The Voting Rights Plan was of limited scope of and purpose and was designed to facilitate the approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock and another amendment to the Company’s Articles of Incorporation to authorize shares of “blank-check” preferred stock at the 2022 Annual Meeting. Although the implementation of the Voting Rights Plan allowed us to successfully pass both proposals at the 2022 Annual Meeting, we cannot be sure that we will not experience future difficulties in obtaining quorum for our annual meetings or difficulties in obtaining the necessary votes required to pass proposals such as increases in authorized shares, as we experienced at the 2021 Annual Meeting and prior meetings. In such events, we will be limited in our efforts to raise additional capital, and our operations, financial condition and our ability to continue as a going concern may be materially and adversely affected.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or the FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017, or the Tax Act amendments to Internal Revenue Code, or the Section 174 will no longer permit an immediate deduction for R&D expenditures in the tax year that such costs are incurred. For expenses that are incurred for R&D in the U.S., such amounts will be amortized over five years (this is currently approximately 90% of the Company’s relevant spend), and expenses that are incurred for R&D expenditures outside the U.S. will be amortized over 15 years.

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

Our ability to use our net operating loss, or NOLs, carryforwards and tax credit carryforwards may be limited.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists.. As of December 31, 2022, we have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

Before we can obtain regulatory approval for the sale of any of our product candidates, including the Neuro-Spinal Scaffold implant, we must complete the clinical studies that are required. We previously experienced delays in our clinical development of the Neuro-Spinal Scaffold implant, and we cannot be certain that we won’t experience future delays in or not successfully complete the clinical development of other product candidates. For example, in July 2017, the INSPIRE Study of our Neuro-Spinal Scaffold implant was placed on hold following the third patient death in the trial.  We subsequently closed enrollment in The INSPIRE Study and will follow the active patients until completion. Although we have now completed enrollment into the INSPIRE 2.0 Study, we experienced delays in the enrollment of subjects into the study. Future clinical studies and clinical development may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffold implants or other investigational products to supply to our clinical sites, failure to demonstrate clinical success, the lack of adequate funding to continue any clinical trials, or unforeseen safety issues. Further, enrolling patients into any clinical trial will continue to require the approval of the institutional review boards, or IRBs, at each clinical site.

In addition, clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

●	obtain regulatory approval to commence future clinical trials;
●	reach agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtain IRB approval at each site;
●	recruit, enroll, and retain patients through the completion of clinical trials;
●	maintain clinical sites in compliance with trial protocols through the completion of clinical trials;
●	address patient safety concerns that arise during the course of the trial;
●	initiate or add a sufficient number of clinical trial sites; or
●	manufacture sufficient quantities of our product candidate for use in clinical trials.

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

Risks Related to Government Regulation

Our Products and our operations are subject to extensive government regulation and oversight in the United States and overseas. We must obtain FDA approval before we can sell any of our products in the United States and approval of similar regulatory authorities in countries outside the United States before we can sell our products in such countries. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our products if such approval is denied or delayed. If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market these products could suffer.

The development, manufacture, and marketing of our products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical trials that demonstrate the safety and effectiveness of a product in order to apply for regulatory approval to market the product. If the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved devices may not be approved, which could limit our potential revenues. Foreign regulatory authorities may apply similar or additional limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our products, the FDA and foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our product candidates are not approved, our ability to generate revenues will be limited and our business will be adversely affected.

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

Except in certain circumstances, products approved under an HDE cannot be sold for an amount that exceeds the costs of research and development, fabrication, and distribution of the device (i.e., for profit). Currently, under section 520(m)(6)(A)(i) of the FDCA, as amended by the Food and Drug Administration Safety and Innovation Act, a HUD is only eligible to be sold for profit after receiving HDE approval if the device (1) is intended for the treatment or diagnosis of a disease or condition that occurs in pediatric patients or in a pediatric subpopulation, and such device is labeled for use in pediatric patients or in a pediatric subpopulation in which the disease or condition occurs; or (2) is intended for the treatment or diagnosis of a disease or condition that does not occur in pediatric patients or that occurs in pediatric patients in such numbers that the development of the device for such patients is impossible, highly impracticable, or unsafe. If an HDE-approved device does not meet either of the eligibility criteria, the device cannot be sold for profit. With enactment of the FDA Reauthorization Act of 2017, Congress provided that the exemption for HUD / HDE profitability is available as long as the request for an exemption was submitted before October 1, 2022. HDE holders who wish to sell their devices for profit and who did not submit the request in the original HDE application may submit a supplement and provide adequate supporting documentation to demonstrate that the HUD meets the eligibility criteria.

Modifications to our products may require new regulatory approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

Modifications to our products may require new regulatory approvals or clearances, including HDE supplements or PMA Supplements, or require us to recall or cease marketing the modified devices until these approvals are obtained. New HDEs or HDE Supplements are required for modifications that affect the safety and probable benefit of an approved HDE. The type of HDE supplement necessary depends on the evidence needed to demonstrate the safety and probable benefit of the change. Examples of changes include: (i) Use of different manufacturing or sterilization site; (ii) Changes in the manufacturing process; (iii) Changes in performance or design; (iv) Select changes in labeling; (v) Changes to a post-approval study plan/protocol; (vi) Change in the trade name of the device; and (vii) Requests for exemption from the prohibition on profit. Any change seeking a new indication for use of an approved HUD (e.g., for a different disease or condition) requires a new original HDE application and not a supplement.

There is no guarantee that the FDA will grant approval of our future products and failure to obtain necessary approvals for our future products would adversely affect our ability to grow our business. Delays in receipt or failure to receive approvals, the loss of previously received approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects. Obtaining HDE supplements or new HDEs can be a time-consuming process, and delays in obtaining required future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible.

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

Under the FDA medical device reporting regulations, medical device manufacturers with approved products are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. Any such serious adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. In the context of clinical trials, sponsors must report adverse events to the FDA in accordance with IDE regulations and to other relevant regulatory authorities in accordance with applicable national and local regulations. Any corrective action, whether voluntary or involuntary, and either pre- or post-market, needed to address any serious adverse events will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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

It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. It is also possible that other federal, state or foreign enforcement authorities might take action, including, but not limited to, through a whistleblower action under the False Claims Act, if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, treble damages, fines, disgorgement, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

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

The government and regulatory authorities in the United States, the European Union, and other markets in which we plan to commercialize our product candidates may propose and adopt new legislation and regulatory requirements relating to the approval, Conformité Européenne or European Union marking, manufacturing, promotion, or reimbursement of medical device and biologic products. It is impossible to predict whether legislative changes will be enacted or applicable regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be. Such legislation or regulatory requirements, or the failure to comply with such, could adversely impact our operations and could have a material adverse effect on our business, financial condition, and results of operations.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Certain policies of current or future administrations may impact our business and industry. It is difficult to predict how any executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Risks Related to Our Intellectual Property

We license certain technology underlying the development of our Neuro-Spinal Scaffold implant from Boston Children’s Hospital, or BCH and the Massachusetts Institute of Technology, or MIT, and the loss of the license would result in a material adverse effect on our business, financial position, and operating results and cause the market value of our common stock to decline.

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

Furthermore, our information technology systems may be vulnerable to cyber-attacks or other security incidents, service disruptions, or other system or process failures. Such incidents could result in unauthorized access to information including vendor, consumer or other company confidential data as well as disruptions to operations. We have experienced in the past, and expect to continue to experience, cybersecurity threats and incidents. To address the risks to our information technology systems and data, we maintain an information security program that includes updating technology, developing security policies and procedures, implementing and assessing the effectiveness of controls, conducting risk assessments of third-party service providers and designing business processes to mitigate the risk of such breaches.  There can be no assurance that these measures will prevent or limit the impact of a future incident. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our vendors or third-party technology service providers, or if we are unable to adequately respond to and resolve a cyber security incident, it may have a material, negative impact on our operations, including the inability to access our data and systems, or our business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, demands to pay a ransom, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls. If we are unable to prevent or adequately respond to and resolve an incident, it may have a material, negative impact on our operations or business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.

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

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act of 1934 as amended. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our Securities and Exchange Commission filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.

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

Holders

As of February 24, 2023, we had approximately 260 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

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

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in our statements of operations over the service period based on a measure of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model and the fair value of each restricted stock award or restricted stock unit, which we refer to collectively as restricted securities, is determined based on the fair market value of our common stock on the date of grant. The fair value is amortized as a compensation cost on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The expected term of any options granted under our stock plans is based on the average of the contractual term (generally, 10 years) and the vesting period (generally, 48 months). The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the expected term of the option. The restricted securities generally vest over a three-year period, contingent on the recipient’s continued employment. See Note 8, “Share-Based Compensation, Stock Options and Restricted Securities,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information about the assumptions underlying these estimates.

Research and Development Expense

Our research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

●	employee related expenses, including salaries, benefits, travel, and stock based compensation expense;

●	expenses incurred under agreements with clinical research organization, or CROs, and clinical sites that conduct our clinical studies;

●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies;

●	costs associated with our research platform and preclinical activities;

●	costs associated with our regulatory, quality assurance, and quality control operations; and

●	amortization of intangible assets.

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

New Accounting Pronouncements

In May 2021 the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force, which amends the FASB Accounting Standards Codification, or the ASC, to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share, or EPS, in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. We adopted ASU 2021-04 effective January 1, 2022, and it did not have a material impact on our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $0.8 million to $5.2 million for the year ended December 31, 2022 from $4.4 million for the year ended December 31, 2021. The increase in research and development expenses for the year ended December 31, 2022 is primarily due to an increase in clinical consulting costs of $0.4 million associated with the processing of responses to the FDA on comments received on our HDE submission of the second module, an increase in scaffold manufacturing costs of $0.2 million and an increase in compensation related costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million to $5.4 million for the year ended December 31, 2022 from $5.5 million for year ended December 31, 2021. The decrease in general and administrative expenses for the year ended December 31, 2022 is primarily due to lower compensation related costs of $0.2 million and lower consulting costs of $0.2 million due to the absence of a one time business development initiative expense incurred in 2021. These decreases were partially offset by an increase in legal costs of $0.2 million and an increase of $0.1 million in other miscellaneous general and administrative costs.

Interest Income / (Expense), Net

Interest income increased by $148 thousand to $151 thousand for the year ended December 31, 2022 from $3 thousand for the year ended December 31, 2021. The increase in interest income was primarily due to higher yields in our cash and cash equivalents in 2022.

Other Income

Other income for the years ended December 31, 2022 and 2021 was $9 thousand and $2 thousand, respectively.

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

As of December 31, 2022, we had approximately $15.1 million in working capital, our accumulated deficit was $248.6 million, we had total assets of $18.8 million, total liabilities of $3.1 million, and total stockholders’ equity of $15.7 million. During the year ended December 31, 2022, we recorded a net loss of $10.5 million. We believe that our cash and cash equivalents at December 31, 2022 will provide necessary funding to fund operations into the first quarter of 2024. This estimate is based on assumptions that may prove to be wrong; expenses could prove to be significantly higher, leading to a more rapid consumption of our existing resources.

Our consolidated financial statements as of December 31, 2022 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern exists and we will require additional liquidity to continue operations beyond the next 12 months.

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

Our consolidated financial statements as of December 31, 2022, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate its assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Financing Transactions

In October 2022, we closed a registered offering of shares of our common stock and associated pre-funded warrants, or the October 2022 Registered Direct Offering, and a concurrent private placement of pre-funded warrants and preferred investment options, or(the October 2022 Private Placement, with an institutional investor together, the October 2022 Financing. In the October 2022 Registered Direct Offering, we issued (i) an aggregate of 154,000 common shares, or the Shares; and (ii) 369,810 pre-funded warrants, or the October 2022 Pre-Funded Warrants. In the concurrent October 2022 Private Placement, we issued (i) additional October 2022 Pre-Funded Warrants to purchase an aggregate of 1,190,476 shares of our common stock, and (ii) Preferred Investment Options to purchase an aggregate of 1,714,286 shares of our common stock, or the Preferred Investment Options. The purchase price of each Share and associated Preferred Investment Option sold in the October 2022 Registered Direct Offering was $5.25 and the purchase price of each Pre-Funded Warrant and associated Preferred Investment Option sold in each of the October 2022 Registered Direct Offering and October 2022 Private Placement was $5.2499. In connection with the October 2022 Financing, we issued, to designees of H.C. Wainwright & Co., LLC, or Wainwright, the placement agent for the October 2022 Financing, Preferred Investment Options to purchase an aggregate of 114,429 shares of our common stock, or the Wainwright Preferred Investment Options. The net proceeds to us, after deducting Wainwright’s placement agent fees and other offering expenses payable by us, were approximately $8.0 million. Concurrent with the October 2022 Financing, we modified certain outstanding warrants, consisting of 29,091 Series A Warrants issued in March 2020, 19,048 Series C Warrants issued in April 2020 and 32,000 Series A Warrants issued in October 2020, held by the institutional investor that participated in the October 2022 Financing to lower the exercise price of these warrants to $5.05 and extend the term of the warrants through April 2028. During the year ended December 31, 2022, we issued an aggregate of 884,286 shares of our common stock upon the exercise of certain of the October 2022 - Prefunded Warrants for an immaterial amount, as they were substantially pre-funded.

Cashflows

Net cash used in operating activities for the year ended December 31, 2022, consisted of net loss of $10.5 million, non-cash items of $0.6 million and cash used in working capital of $0.6 million. Adjustments for non-cash items consisted primarily of $0.4 million and $0.2 million in amortization of operating lease right-of-use assets and stock-based compensation expense, respectively. The change in cash from working capital can be attributed primarily to a $0.4 million decrease in the operating lease liability and a $0.2 million decrease in accrued expenses and other liabilities.

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

Net cash used in investing activities for the years ended December 31, 2022 and 2021, was $160 thousand and $77 thousand, respectively, attributable to purchases of capital equipment.

Net cash provided by financing activities for the year ended December 31, 2022 was $8.0 million related to proceeds from the October 2022 Financing. This compares to net cash provided by financing activities of $8.5 million for the year ended December 31, 2021 related to proceeds from the exercise of warrants.

Inflation and Changing Prices

We do not believe that inflation has had, or will have, a material impact on our operating costs and earnings.

Material Cash Requirements from Contractual Obligations

Leases

As of December 31, 2022, we reported current and long-term operating lease liabilities of $0.4 million and $0.6 million, respectively. These balances represent our contractual obligation to make future payments on our Cambridge headquarters lease, discounted to reflect our cost of borrowing. In the event that we were to vacate the Cambridge facility, we may be obliged to continue making payments under the Cambridge lease.

Clinical Trial Commitments

We have engaged and executed contracts with CRO’s to assist with the administration of our ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of December 31, 2022, approximately $3.9 million remains to be paid on these contracts.

See Note 11, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information regarding our commitments.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

SPECIAL NOTE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of InVivo Therapeutics Holdings Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InVivo Therapeutics Holdings Corp. and Subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, since the Company’s inception, the Company has suffered recurring losses and negative cash flows from operations and will need additional funding to complete planned development efforts. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accruals for Clinical Trials and Other Research and Development Expenses

As discussed in Note 2 to the financial statements, the costs of research and development activities are charged to expense as incurred.  Clinical trial research expenses are accrued over the service period based on estimated costs incurred through the balance sheet date that have not been invoiced by the contract research organizations (“CRO”), clinical study sites, consultants, or other vendors. This process involves reviewing open contracts, communicating with vendors and internal personnel to identify services that have been performed and milestones achieved, and estimating the total expenses that have not yet been invoiced or for which the Company has not yet otherwise been notified of the actual costs incurred. The Company had $1.2 million of prepayments for CRO services and $433 thousand of accruals for clinical trial and clinical study expenses at December 31, 2022 as disclosed in Note 2 and Note 4.

We identified the accruals for clinical trials and other research and development expenses to be a critical audit matter because auditing the Company’s accruals required significant audit effort and a high degree of auditor judgment and subjectivity, as the information necessary to make an estimate is accumulated from third parties, in the absence of invoices received, and the Company’s assessment of the completeness of the information is subject to uncertainty. In addition, in certain circumstances, the determination of the nature and amount of services that have been received during the reporting period requires judgment, as the timing and pattern of vendor invoicing does not correspond to the level of services provided.

Our audit procedures related to the Company’s accruals for clinical trials and other research and development expenses included the following, among others:

●	We tested the accuracy and completeness of the underlying data used in the estimates and evaluated the reasonableness of assumptions used by management as follows:

o	We inspected certain contracts with various clinical sites and reviewed information received by the Company to test proper recording of costs incurred to date.
o	We corroborated the progress of research and development activities through discussion with the Company’s research and development personnel, specifically those who oversee the projects, and confirmations with the third parties.
o	We performed analytical procedures over fluctuations in accruals on clinical site and patient levels throughout the year and year over year.
o	We tested subsequent invoices received from third parties and cash disbursements to assess completeness of recorded accruals.
o	We performed a retrospective review of disbursements made in the current year and subsequent to the current year to determine if the Company had properly accrued for costs with service periods prior to the fiscal year-end.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts

March 1, 2023

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

	December 31,
	2022	2021

ASSETS:
Current assets:
Cash and cash equivalents	$16,351	$19,031
Prepaid expenses	97	83
Other current assets	1,153	28
Total current assets	17,601	19,142
Property, equipment and leasehold improvements, net	227	127
Restricted cash - non-current	150	150
Operating lease right-of-use assets	844	1,229
Prepaid clinical trial expenses	—	1,122
Total assets	$18,822	$21,770
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$617	$605
Operating lease liabilities	396	361
Accrued expenses	1,455	1,646
Total current liabilities	2,468	2,612
Other liabilities	55	94
Operating lease liabilities - non-current	553	949
Total liabilities	3,076	3,655
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value, authorized 1,000,000 and 0 at December 31, 2022 and December 31, 2021. No Preferred stock issued and outstanding at December 31, 2022 and December 31, 2021 respectively.	—	—
Common stock, $0.00001 par value, authorized 250,000,000 and 2,000,000 at December 31, 2022 and December 31, 2021, respectively. 2,429,446 and 1,370,595 shares issued and outstanding including 0 and 254 shares of unvested restricted stock awards, at December 31, 2022 and December 31, 2021, respectively.	3	3
Additional paid-in capital	264,362	256,241
Accumulated deficit	(248,619)	(238,129)
Total stockholders’ equity	15,746	18,115
Total liabilities and stockholders’ equity	$18,822	$21,770

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per-share data)

	Year Ended December 31,

	2022	2021
Operating expenses:
Research and development	$5,226	$4,381
General and administrative	5,424	5,519
Total operating expenses	10,650	9,900
Operating loss	(10,650)	(9,900)
Other income:
Interest income (expense), net	151	3
Other income	9	2
Interest and other income, net	160	5
Net loss	$(10,490)	$(9,895)
Net loss per share, basic and diluted	$(6.83)	$(7.48)
Weighted average number of common shares outstanding, basic and diluted	1,536,474	1,323,659

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	945,276	3	247,417	(228,234)	$19,186
Share-based compensation expense	—	—	315	—	315
Issuance of common stock upon vesting of restricted stock units	2	—	—	—	—
Issuance of common stock upon exercise of warrants	425,317	—	8,509	—	8,509
Net loss	—	—	—	(9,895)	(9,895)
Balance as of December 31, 2021	1,370,595	3	256,241	(238,129)	18,115
Share-based compensation expense	—	—	159	—	159
Forfeiture of restricted stock	(54)	—	—	—	—
Fractional shares issued due to 1 for 25 reverse stock split	20,619	—	—	—	—
Issuance of common stock and warrants in public offering	154,000	—	7,962	—	7,962
Issuance of common stock upon exercise of prefunded warrants	884,286	—	—	—	—
Net loss	—	—	—	(10,490)	(10,490)
Balance as of December 31, 2022	2,429,446	$3	$264,362	$(248,619)	$15,746

See notes to the consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,

	2022	2021
Cash flows from operating activities:
Net loss	$(10,490)	$(9,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	44
Amortization of operating lease right-of-use assets	385	328
Share-based compensation expense	159	315
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17)	52
Accounts payable	12	124
Operating lease liability	(360)	(339)
Accrued expenses and other liabilities	(231)	517
Net cash used in operating activities	(10,482)	(8,854)
Cash flows from investing activities:
Purchases of property and equipment	(160)	(77)
Net cash used in investing activities	(160)	(77)
Cash flows from financing activities:
Proceeds from exercise of warrants	—	8,509
Proceeds from issuance of common stock and warrants, net of commissions and issuance costs	7,962	—
Net cash provided by financing activities	7,962	8,509
Decrease in cash and cash equivalents and restricted cash	(2,680)	(422)
Cash, cash equivalents and restricted cash at beginning of period	19,181	19,603
Cash, cash equivalents and restricted cash at end of period	$16,501	$19,181
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Fair value of warrants issued in connection with financing activities	$5,225	$—
Increase in operating right-of-use assets and liabilities related to lease modifications	$—	$629
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$16,351	$19,031
Restricted cash included in other non-current assets	150	150
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$16,501	$19,181

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

Going Concern

The Company’s consolidated financial statements as of December 31, 2022 were prepared under the assumption that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as of December 31, 2022, substantial doubt exists about the Company’s ability to continue as a going concern. Since the Company’s inception, the Company has suffered recurring losses and negative cash flows from operations and will need additional funding to complete planned development efforts. As of December 31, 2022, the Company had unrestricted cash and cash equivalents of $16.4 million and during the year ended December 31, 2022, the Company recorded a net loss of $10.5 million. At December 31, 2022, the Company had. Given the Company’s current plans, the Company estimates cash resources will be sufficient to fund its operations into the first quarter of 2024. The Company will require additional liquidity to continue operations beyond the next 12 months.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include but are not limited to equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. However, given a variety of external factors including the impact of the recent economic downturn in the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. Lack of necessary funds may require the Company to, among other things, delay, scale back or eliminate some or all of its research and product development programs, planned clinical trials, and capital expenditures or to license its potential products or technologies to third parties. The Company may alternatively engage in cost-cutting measures in an attempt to extend its cash resources as long as possible. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The Company believes that it can be successful in obtaining additional capital; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

The Company’s consolidated financial statements as of December 31, 2022, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. If the Company is unable to raise additional capital and is therefore unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its consolidated financial statements, and it is likely that investors will lose all or part of their investment.

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

Certain reclassifications have been made to the prior year financial statements to conform to the presentation used in the current year. In the current year the Company reclassified other current assets from Prepaid expenses and other current assets and presented them under other current assets on the Consolidated Balance Sheets. These reclassifications did not have an impact on total assets or total liabilities of the Consolidated Balance Sheets or cash flows as previously reported.

Cash and cash equivalents

The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within 3 months from date of purchase to be cash equivalents. As of each of December 31, 2022 and 2021, the Company has cash balances in a financial institution in excess of insured limits. The Company has not experienced any losses related to these balances. Management believes it is not exposed to significant credit risk. At December 31, 2022 and 2021, cash equivalents were comprised primarily of money market funds.

Cash and cash equivalents consist of the following:

	December 31,
(In thousands)	2022	2021
Cash	$55	$5
Money market funds	16,296	19,026
Total cash and cash equivalents	$16,351	$19,031

Restricted cash

Restricted cash as each of December 31, 2022 and 2021 was $150 thousand. Restricted cash as of December 31, 2022 and 2021 included a $50 thousand security deposit related to the Company’s credit card account and a $100 thousand standby letter of credit in favor of a landlord.

Fair Value of Financial instruments

The carrying amounts reported in the Company’s consolidated balance sheets for cash, cash equivalents and accounts payable approximate fair value based on the short-term nature of these instruments.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses.

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

Research and development expenses

The Company expenses R&D costs as incurred. As part of the process of preparing the Company's financial statements, the Company to estimate certain research and development expenses. This process involves reviewing clinical agreements and open contracts and purchase orders, communicating with its CRO to identify services that have been performed on its behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company's service providers invoice the Company in arrears for services performed, on a predetermined schedule or when contractual milestones are met; however, a few require advanced payments. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to it at that time. Examples of estimated accrued research and development expenses include fees paid to:

●	clinical research organizations, or CROs, in connection with performing research services on its behalf and clinical trials;
●	investigative sites or other providers in connection with clinical trials; and
●	vendors in connection with clinical development activities

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage clinical trials on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to the Company's vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or amount of prepaid expense accordingly. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low in any particular period. To date, the Company has not made any material adjustments to its prior estimates of accrued research and development expenses.

As of December 31, 2022, the Company had $1.2 million in prepayments for CRO services all of which are included in the other current assets balance on the balance sheet. As of December 31, 2021, the Company had $1.2 million in prepayments for CRO services of which $28 thousand is included in prepaid expense and other current assets balance on the balance sheet and the remaining $1.1 million is included within the other long term assets balance on the balance sheet.

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

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is developing and commercializing biopolymer scaffolding devices for the treatment of spinal cord injuries. As of December 31, 2022 and 2021, all of the Company’s assets were located in one location in the United States.

Income taxes

For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority.

Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in 2022. There were no material uncertain tax positions that required accrual or disclosure to the financial statements as of December 31, 2022 or 2021. Tax years subsequent to 2019 remain open to examination by U.S. federal and state tax authorities.

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

Net loss per common share

Basic and diluted net loss per share of common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period as follows:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss (in thousands)	$(10,490)	$(9,895)

Denominator:
Weighted average shares used in calculating net loss per share — basic and diluted	1,536,474	1,323,659
Net loss per share — basic and diluted	$(6.83)	$(7.48)

In a net loss period, options, warrants, unvested restricted stock units and convertible securities are anti-dilutive and are therefore excluded from diluted loss per share calculations.

For the year ended December 31, 2022 and 2021, the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	December 31,
	2022	2021
Warrants	3,064,877	563,162
Stock options	136,568	14,582
Unvested RSAs	—	254
Total potentially dilutive securities	3,201,445	577,998

New Accounting Pronouncements

In May 2021 FASB) issued Accounting Standards Update (“ASU”) No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force”. This ASU amends the ASC to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share (“EPS’) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The Company adopted ASU 2021-04 effective January 1, 2022, and it did not have a material impact on the Company's consolidated financial statements.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,	December 31,
(In thousands)	2022	2021
Computer hardware	$67	$52
Computer Software	7	5
Research and lab equipment	723	580
Leasehold improvements	66	66
Property and equipment	863	703
Less accumulated depreciation	(636)	(576)
Property and equipment, net	$227	$127

Depreciation expense for the years ended December 31, 2022 and 2021, was $60 thousand, and $35 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

4. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
(In thousands)	2022	2021
Compensation	$852	$1,287
Clinical	433	218
Other accrued expenses	170	141
Total accrued expenses	$1,455	$1,646

5. FAIR VALUES OF ASSETS AND LIABILITIES

The Company groups its assets and liabilities generally measured at fair value in 3 levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Refer to Note 2, "Significant Accounting Policies," for additional information on the accounting policies related to fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$16,296	$—	$—	$16,296

	As of December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$19,026	$—	$—	$19,026

During the years ended December 31, 2022 and 2021, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

6. INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded as the Company has incurred a net loss for all of the periods presented and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2022, the Company had U.S. federal and Massachusetts net operating loss carryforwards of $164.4 million and $153.9 million, respectively, of which $117.3 million of federal carryforwards will expire in varying amounts beginning in 2026 and $47.0 million carry forward indefinitely. State net operating losses begin to expire in 2029. Utilization of net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has completed several financings since its inception, which may have resulted in a change in ownership, or could result in a change in ownership in the future but has not yet completed a Section 382 analysis of whether an ownership change limitation exists. The Company will complete an appropriate analysis before its tax attributes are utilized. The Company also had federal and state research and development tax credits of $1.6 million and $0.2 million respectively, at December 31, 2022, which will begin to expire in 2026 and 2031, respectively, unless previously utilized.

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
(In thousands)	2022	2021
Net operating loss carryforward	$44,249	$42,696
Research and development credit carryforward	1,718	1,663
Stock-based compensation	359	431
Depreciation and amortization	4	17
Capitalized research expenses	1,226	—
Lease liability	252	344
Right of use asset	(224)	(323)
Other deferred tax liabilities	(225)	—
Accruals and other temporary differences	189	—
Subtotal	47,548	44,828
Valuation allowance	(47,548)	(44,828)
Net deferred taxes	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of generating taxable income and thereby realizing the net deferred tax assets, a full valuation allowance has been provided. In the years ended December 31, 2022 and 2021, the valuation allowance increased by $2.7 million and $2.6 million, respectively.

The Company has no uncertain tax positions at December 31, 2022 and 2021 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of uncertain tax positions over the next 12 months. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income tax benefits computed using the federal statutory income tax rate differ from the same benefits computed using the Company’s effective tax rate primarily due to the following:

	December 31,
	2022	2021
Statutory rate	(21.0)%	(21.0)%
State taxes, net of benefit	(5.1)%	(4.7)%
Permanent differences	0.1%	0.4%
Research and development tax credit	(0.7)%	(0.9)%
Stock-based compensation	0.9%	0.2%
Increase in valuation reserve	25.9%	26.0%
Other	(0.1)	—%
Effective tax rate	(0.0)%	0.0%

The Company is subject to U.S. Federal and Massachusetts state income taxes. The statute of limitations for assessment by the Internal Revenue Service or state tax authority is generally open for the tax years ending December 31, 2019 through December 31, 2022, however federal and state tax attributes that were generated prior to the tax year ending December 31, 2018 may still be adjusted upon examination by the Internal Revenue Service or stat tax authority if the attributes either have been, or will be, used in a future period.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them, over five years for domestically incurred expenditures and over fifteen years for foreign incurred expenditures, pursuant to Internal Revenue Code (“IRC”) Section 174. As of December 31, 2022, the Company has recorded a deferred tax asset of $1.2 million related to the Capitalized IRC Section 174 expenditures.

7. STOCKHOLDERS EQUITY

Preferred Stock

On September 9, 2022, the Company held its 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”). At the 2022 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to approve the issuance of preferred stock. As of December 31, 2022, the Company had 1,000,000 authorized shares of undesignated preferred stock, $0.00001 par value per share, the rights, preferences and privileges of which may be designated from time to time by our board of directors. No shares of preferred stock have been issued or are outstanding.

Common Stock

At the 2022 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 2,000,000 to 250,000,000. As of December 31, 2022 and 2021, 2,429,446 and 1,370,595 shares were issued and outstanding respectively.

On October 9, 2022, the Company closed a registered offering of shares of its common stock and pre-funded warrants to purchase common stock (the “October 2022 Registered Direct Offering”) and a concurrent private placement of pre-funded warrants and preferred investment options (the “October 2022 Private Placement”), with an institutional investor (together, the “October 2022 Financing”). In the October 2022 Registered Direct Offering, the Company issued (i) an aggregate of 154,000 common shares (“Shares”); and (ii) 369,810 pre-funded warrants (the “October 2022 Pre-Funded Warrants”). In the concurrent October 2022 Private Placement, the Company issued additional October 2022 Pre-Funded Warrants to purchase an aggregate of 1,190,476 shares of its common stock, and (ii) Preferred Investment Options to purchase an aggregate of 1,714,286 shares of its common stock (the “October 2022 Preferred Investment Options”). The purchase price of each Share and associated October 2022 Preferred Investment Option sold in the October 2022 Registered Direct Offering was $5.25 and the purchase price of each October 2022 Pre-Funded Warrant and associated October 2022 Preferred Investment Option sold in each of the October 2022 Registered Direct Offering and October 2022 Private Placement was $5.2499.

In connection with the October 2022 Financing, the Company issued to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the October 2022 Financing, Preferred Investment Options to purchase an aggregate of 111,429 shares of its common stock (the “October 2022 Placement Agent Warrants”). The net proceeds to the Company after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $8.0 million. The Company assessed whether the October 2022 Pre-Funded Warrants, October 2022 Placement Agent Warrants and the October 2022 Preferred Investment Options required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company concluded that the October 2022 Pre-Funded Warrants, October 2022 Placement Agent Warrants and the October 2022 Preferred Investment Options meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the October 2022 Placement Agent Warrants was estimated at $0.3 million using a Black-Scholes model with the following assumptions: expected volatility of 129.96%, risk free interest rate of 4.14%, expected life of five years and no dividends. The fair value of the October 2022 Preferred Investment Options was estimated at $4.9 million using a Black-Scholes model with the following assumptions: expected volatility of 128.87%, risk free interest rate of 4.12%, expected life of five and a half years and no dividends. The October 2022 Pre-Funded Warrants had an intrinsic value of approximately $8.2 million. During the year ended December 31, 2022, the Company issued an aggregate of 884,286 shares of common stock upon the exercise of the October 2022 Pre-Funded Warrants for an immaterial amount, as they were substantially pre-funded.

Concurrent with the October 2022 Financing, the Company modified certain outstanding warrants, consisting of 29,091 Series A Warrants issued in March 2020, 19,048 Series C Warrants issued in April 2020 and 32,000 Series A Warrants issued in October 2020 (collectively the “Existing Warrants”) held by the institutional investor that participated in the October 2022 Financing to lower the exercise price of these warrants to $5.05 and extend the term through April 2028. The change in the term and exercise price of the Existing Warrants was accounted for as modification of an equity instrument. The Company remeasured the Existing Warrants Fair Value both immediately before and after the modiﬁcation and the remeasurement resulted in an incremental fair value of $0.1 million. As the modification was executed in an effort to induce the investor to participate in the October 2022 Registered Direct Offering and concurrent October 2022 Private Placement, the incremental fair value was accounted for as an issuance cost.

During the year ended December 31, 2022, as part of the adjustment to reflect the 2022 Reverse Stock Split, the Company issued an aggregate of 20,619 shares of common stock to account for the fractional roundup of shareholders.

During the year ended December 31, 2022, 54 restricted stock shares that were considered issued and outstanding as of December 31, 2021 were forfeited.

During the year ended December 31, 2022, there was no exercise activity related to any warrants that were issued in 2018, 2019 and 2020.

During the year ended December 31, 2021, the Company issued an aggregate of 424,829 and 488 shares of common stock upon the exercise of certain Series A Warrants and placement agent warrants issued in October 2020, respectively, for aggregate proceeds of $8.5 million.

During the year ended December 31, 2021, the Company issued an aggregate of 2 shares of common stock upon vesting of restricted stock units.

Common Stock Reserves

As of December 31, 2022, the Company had the following reserves established for the future issuance of common stock as follows:

As of December 31, 2022
Reserves for the exercise of warrants	3,064,877
Reserves for the exercise of stock options	136,568
Total reserves	3,201,445

8. SHARE-BASED COMPENSATION, STOCK OPTIONS, AND RESTRICTED SECURITIES

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

As of December 31, 2022, the total number of shares available to be issued under the 2015 Plan was 788,697.

Options issued under the 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

Share-based compensation

For the years ended December 31, 2022 and 2021, Stock-based compensation recognized was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Research and development	$(8)	$22
General and administrative	167	293
Total	$159	$315

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

The assumptions used principally in determining the fair value of options granted during the years ended December 31, 2022 and 2021, were as follows:

	December 31,	December 31,
	2022	2021
Risk-free interest rate	3.87%	1.03%
Expected dividend yield	0%	0%
Expected term (employee grants)	5.71	5.70
Expected volatility	126.66%	117.34%

The Company grants restricted stock units (“RSUs”), and restricted stock awards (“RSAs”), collectively referred to as restricted securities under the 2015 Equity Incentive Plan. These restricted securities generally vest over a three-year period, contingent on the recipient’s continued employment. Prior to vesting, all RSAs have the right to vote and receive dividends under the 2015 Equity Incentive Plan; however, the Company’s form of Restricted Stock Agreement provides that the payment of dividends on unvested RSAs shall be deferred until such time as the shares vest. The grant date fair value of these awards is based on the fair market value of our common stock on the date of grant.

Stock Options

A summary of option activity as of December 31, 2022 and changes for the year then ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding as of December 31, 2021	14,582	$437.78	9.18	$—
Granted	126,600	$2.50
Cancelled/Forfeited	(4,613)	$345.06
Expired	(1)	$129,750.00
Outstanding as of December 31, 2022	136,568	$36.46	9.72	$—
Vested and Exercisable as of December 31, 2022	8,268	$547.95	8.15	$—
Vested and expected to vest as of December 31, 2022	136,568	$36.46	9.72	$—

During the years ended December 31, 2022 and 2021, the Company granted 126,000 and 14,400 stock options respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $2.21 per share and $23.19 per share, respectively. The total fair value of options that vested in years ended December 31, 2022 and 2021, was $239 thousand and $67 thousand, respectively. For the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $157 thousand and $219 thousand, respectively, related to stock options. As of December 31, 2022, there was $277 thousand of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to be recognized over a remaining weighted-average period of 1.42 years at December 31, 2022.

Restricted Securities

A summary of restricted securities activity as of December 31, 2022 and changes for the year then ended are presented below:

		Weighted-Average
Restricted Securities	Number of Grants	Grant Date Fair Value
Unvested balance as of December 31, 2021	254	$387.05
Vested	(200)	$387.50
Cancelled/Forfeited	(54)	$385.38
Unvested balance as of December 31, 2022	—	$—

For years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $3 thousand and $96 thousand, respectively, related to the time-based restricted securities.

9. WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding at December 31, 2022:

			Number of	Exercise Price as of
Year Issued	Defined Name	Classification	Warrants	December 31, 2022	Date of Expiration
2018	2018 Series A Warrants	Equity	8,483	$174.53	6/25/2023
2019	2019 Placement Agent Warrants	Equity	610	$112.50	11/21/2024
2020	March 2020 Series A Warrants	Equity	72,738	$68.75	3/10/2025
2020	Amended March 2020 Series A Warrants	Equity	29,091	5.05	4/11/2028
2020	March 2020 Placement Agent Warrants	Equity	6,620	$85.9400	3/5/2025
2020	March 2020 Series B Warrants	Equity	510	$0.00025	Until Fully Exercised
2020	April 2020 Series C Warrants	Equity	48,163	$40.50	10/17/2025
2020	Amended April 2020 Series C Warrants	Equity	19,048	5.05	4/11/2028
2020	April 2020 Placement Agent Warrants	Equity	4,461	$54.6900	4/15/2025
2020	October 2020 Placement Agent Warrants	Equity	48,264	$25.00	10/22/2025
2020	October 2020 Series A Warrants	Equity	293,174	$20.00	10/27/2025
2020	Amended October 2020 Series A Warrants	Equity	32,000	5.05	4/11/2028
2022	October 2022 Pre-funded Warrants	Equity	676,000	0.00001	Until Fully Exercised
2022	October 2022 Preferred Investment Options	Equity	1,714,286	5.05	4/11/2028
2022	October 2022 Placement Agent Warrants	Equity	111,429	6.56	10/7/2027
Total			3,064,877
Weighted average exercise price				$8.54
Weighted average life in years					3.69

10. EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “Plan”) covering all employees. Employees must be 21 years of age in order to participate in the Plan. Under the Plan, the Company has the option to make matching contributions. During the years ended December 31, 2022 and 2021, the Company contributed $71 thousand and $69 thousand, respectively, in cash matching contributions to employee 401(k) accounts.

11. COMMITMENTS AND CONTINGENCIES

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

	Year Ended December 31,
Lease cost (In thousands)	2022	2021
Operating lease cost	$452	$392
Short-term lease cost	8	3
Variable lease cost	182	95
Total lease cost	$642	$490

Other information (In thousands)
Increase in operating right-of-use assets and liabilities related to lease modifications	$—	$629
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$8	$3
Operating cash flows from operating leases	427	403
Total cash paid for leases	$435	$406
Weighted-average remaining lease term - operating leases	2 Years	3 Years
Weighted-average discount rate - operating leases	6.0%	6.0%

Maturities of lease liabilities due under the Cambridge Lease as of December 31, 2022 is as follows:

Leases (In thousands)	As of December 31, 2022
2023	$440
2024	568
Total lease payments	1,008
Less: imputed interest	(59)
Present value of lease liabilities	$949

Leases (In thousands)	Classification	December 31, 2022	December 31, 2021
Assets
Lease asset, net	Operating	$844	$1,229
Total lease assets		$844	$1,229

Liabilities
Current	Operating	$396	$361
Non-current	Operating	553	949
Total lease liabilities		$949	$1,310

Clinical Trial Commitments

The Company has engaged and executed contracts with CROs to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of December 31, 2022, approximately $3.9 million remains to be paid on these contracts.

12. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022 and 2021, the Company did not identify any related party transactions requiring disclosure.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of Registered Public Accounting Firm

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide an attestation report of our registered public accounting firm with respect to our internal control over financial reporting.

 Changes in Internal Control Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table sets forth the name, age, and position of each of our executive officers and directors as of February 17, 2023.

NAME	AGE	CURRENT POSITION
Executive Officers
Richard Toselli, M.D.	65	President, Chief Executive Officer, and Director
Richard Christopher	53	Chief Financial Officer
Heather Hamel	33	Chief Legal Officer and General Counsel
Non-Employee Directors
C. Ann Merrifield (2) (3)	71	Director, Chair of the Board
Daniel R. Marshak, Ph.D. (1) (3)	65	Director
Christina Morrison (1) (2)	56	Director
Richard J. Roberts, Ph.D. (2) (3)	79	Director
Robert J. Rosenthal, Ph.D. (1) (3)	66	Director
(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and corporate governance committee

Biographical and certain other information concerning our executive officers and directors is set forth below.

Executive Officers

Richard Toselli, M.D. 65, has served as our President and Chief Executive Officer and a director since February 2018. Prior to being appointed President and Chief Executive Officer and a director, Dr. Toselli served as our Acting Chief Executive Officer from December 2017 to February 2018. Since July 2017, Dr. Toselli has also served as our Chief Medical Officer. Before joining our company, Dr. Toselli served as the Chief Medical Officer for Cochlear Limited, a medical device company, from June 2016 until March 2017. Prior to that, Dr. Toselli served at Sanofi, a pharmaceutical company, from July 2012 to June 2016 in various levels of increasing responsibility, including Vice President of Global Medical Affairs — Immunology and Inflammation, Biologics Division; Vice President of Global Medical Affairs and Head of the Biosurgery Discovery Performance Unit; and Vice President of Global Medical Affairs, Biosurgery. Before his time at Sanofi, he served as Chief Medical/Technology Officer for Covidien Public Limited Company (now Medtronic Public Limited Company), a medical device company, and earlier held the position of Vice President of Evidence-Based Medicine for the device sector at Johnson & Johnson, a medical device, pharmaceutical and consumer packaged goods manufacturing company. Prior to that, Dr. Toselli held various roles at DePuy Synthes Spine, Inc., a medical device company, including Director of Medical Affairs, Worldwide Vice President of Research and Development, and Worldwide Vice President of Clinical Evidence and External Relations. Dr. Toselli also serves on the Board of SpineX, a privately held medical device company focused on neuromodulation. Dr. Toselli holds a Bachelor of Arts from Providence College, his medical degree from Brown University, and a Master of Business Administration from the University of North Carolina’s Kenan-Flagler Business School. Dr. Toselli is a board-certified neurological surgeon.

Richard Christopher, 53, was appointed as our Chief Financial Officer in January 2019.  Previously, Mr. Christopher was the Chief Financial Officer of iCAD, Inc. from December 2016 through January 2019.  iCAD, Inc. is a Nasdaq-listed company with a focus on therapies and solutions for the early identification and treatment of cancer.  Prior to iCAD, Inc., Mr. Christopher was Chief Financial Officer from March 2014 through December 2016 and Chief Operating Officer from October 2015 through December 2016 of Caliber Imaging & Diagnostics, Inc., a medical technology company focused on cancer detection imaging solutions, with primary applications in dermatology. Prior to Caliber and starting in 2000, Mr. Christopher held various positions of increasing responsibility at DUSA Pharmaceuticals, Inc., a Nasdaq-listed dermatology company focused on the treatment of precancerous skin lesions, where he ultimately served as Chief Financial Officer from January 2005 through its acquisition and integration into Sun

Pharmaceuticals Industries Ltd in April 2013. Mr. Christopher holds a Master of Science in Accounting from Suffolk University and a Bachelor of Science in Finance from Bentley University.

Heather Hamel, 33, was appointed as our Chief Legal Officer and General Counsel in July 2022. Prior to this appointment, Ms. Hamel served as our Vice President of Legal Affairs and Business Development from August 2020 through July 2022. Prior to this position, Ms. Hamel served as our Director of Legal Affairs and Business Development from July 2017 through August 2020. Before joining our Company, Ms. Hamel worked at Ecolab, Inc., where she oversaw a variety of legal matters including intellectual property strategy, patent prosecution and litigation management and PLR IP, Inc., where she was responsible for global intellectual property licensing and partnering across a range of assets. Ms. Hamel has also served as an external legal advisor to several early-stage pharmaceutical companies. Ms. Hamel holds B.S. degrees in biochemistry and chemistry from the University of Wisconsin at Stevens Point, a J.D from William Mitchell College of Law, and a Master of Liberal Arts degree in general management, extension studies from Harvard University.

Non-Employee Directors

C. Ann Merrifield, 71, has been a director of our company since November 2014. She currently serves as a board director for a number of public and private companies which include Lyra Therapeutics, a public biotechnology company; and MassMutual Premier, Select, MML and MMLII Funds, a portfolio of mutual funds. Ms. Merrifield also serves as trustee and director on several other boards including Partners Continuing Care, the post-acute care services division of Partners HealthCare; Huntington Theatre Company, a non-profit organization; and the YMCA of Greater Boston. She also served on the Board of Directors of Flexion Therapeutics, a public biotechnology company, from 2014 through 2021 when it was acquired by Pacira Biosciences; and the Board of Directors of Juniper Pharmaceuticals, a specialty pharmaceuticals company, from 2015 to 2018 when it was acquired by Catalent Pharma Solutions Inc., a biologics manufacturer, and Ms. Merrifield served on the Board of Veritas Genetics, a private genomics company, from 2015 through 2018. Previously, Ms. Merrifield served as President, Chief Executive Officer and a director of PathoGenetix, a genomics company focused on developing an automated system for rapid bacterial identification from 2012 until July 2014 when the company filed for Chapter 7 bankruptcy. Prior to then, she spent 18 years at Genzyme Corporation, serving in a number of leadership roles including President of Genzyme Biosurgery, President of Genzyme Genetics and Senior Vice President Business Excellence. She holds a B.A. in zoology and a Master of Education from the University of Maine and an M.B.A. from the Tuck School of Business at Dartmouth College. Ms. Merrifield brings to our Board an invaluable amount of experience and expertise over her long career in the life sciences industry.

Daniel R. Marshak, Ph.D., 65, has been a director of our company since September 2014. He has served as part-time Chief Technology Officer to Phase Scientific International Ltd., a medical device and clinical diagnostics company, since 2017, and an Advisory Board member of Catalent Pharma Solutions Inc., a biologics manufacturer, since 2015. He most recently served in a full-time role as Senior Vice President and Chief Scientific Officer for PerkinElmer, Inc., a human and environmental health company, until September 2014. Prior to joining PerkinElmer in 2006, Dr. Marshak was Vice President and Chief Technology Officer, Biotechnology, for Cambrex Corporation and earlier, Chief Scientific Officer at Osiris Therapeutics Inc. Dr. Marshak has received numerous awards for scientific and academic achievements and is named as inventor on six issued U.S. patents. Dr. Marshak has served on the Board of Directors of Tecan Group, a leading global provider of laboratory instruments and solutions in biopharmaceuticals, forensics and clinical diagnostics, since 2018. He also serves on the Board of Directors LifeVault Bio in Massachusetts, USA, as well as Elevian, Inc., a private biotechnology company located in Massachusetts, USA, and RareCyte, Inc., a private biotechnology company located in Washington, USA. Dr. Marshak is the author of more than 100 scientific publications, including one textbook, and has been the editor of five monographs. He held an appointment as Adjunct Associate Professor at the Johns Hopkins University School of Medicine, served as Senior Staff Investigator at Cold Spring Harbor Laboratory, and previously taught graduate biochemistry as an Assistant Professor at the State University of New York, now Stony Brook University. Dr. Marshak received his B.A. degree in biochemistry and molecular biology from Harvard University, and he holds a Ph.D. in biochemistry and cell biology from the Rockefeller University. Dr. Marshak brings to our Board extensive industry experience and a deep understanding of the science and technology behind our business.

Christina Morrison, 56, has served as a director of our company since June 2016. Ms. Morrison has served as Chief Financial Officer of Physicians Endoscopy, an ambulatory surgical center management company since April 2018. Prior to that Ms. Morrison served as the Senior Vice President of Finance of Aramark, a publicly traded foodservice, facilities and uniform services provider, from June 2013 until July 2016. Prior to joining Aramark, Ms. Morrison was

Senior Vice President of Business and Financial Planning at Merck & Co., Inc., a publicly traded pharmaceutical company, from November 2009 to June 2013. Before that, Ms. Morrison spent five years at Wyeth Pharmaceuticals, a publicly traded pharmaceutical company, serving in a number of leadership roles including Senior Vice President and Chief Financial Officer of the pharmaceutical division. Ms. Morrison holds an M.B.A. from the Tuck School of Business at Dartmouth College and a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Morrison brings to our Board significant financial experience and a decade of experience in the pharmaceutical industry.

Richard J. Roberts, Ph.D., 79, has been a director of our company since October 2010 and a director of InVivo Therapeutics Corporation, our wholly-owned subsidiary, since November 2008. Dr. Roberts initially joined InVivo Therapeutics Corporation’s Scientific Advisory Board in June 2007 and has continued as a member of our Scientific Advisory Board. He has served as Chief Scientific Officer at New England Biolabs, a life sciences company, since February 2007. Dr. Roberts was awarded the 1993 Nobel Prize in Physiology of Medicine along with Phillip Allen Sharp for the discovery of introns in eukaryotic DNA and the mechanism of gene-splicing. He holds a B.Sc. in Chemistry and a Ph.D. in Organic Chemistry from the University of Sheffield, U.K. Dr. Roberts brings the Board his significant experience and understanding of the science and technology involved in our business.

Robert J. Rosenthal, Ph.D., 66, has been a director of our company since November 2019. Dr. Rosenthal currently serves as Chairman of the Board of Directors of Taconic Biosciences, Inc., a privately-held provider of research models for the pharmaceutical and biotech industry, where from 2014 to 2019 he also served as Chief Executive Officer. Dr. Rosenthal has served as a director of the Bruker Corporation, a publicly traded manufacturer of analytic instruments, since 2015. Dr. Rosenthal has served since 2007 as a director of Safeguard Scientifics, Inc., a publicly-traded provider of capital for early- and growth-stage companies, and as Chairman of its Board of Directors since May 2016. Since 2013, he has also served as a director of Galvanic Applied Sciences, Inc., a privately-held Canadian company. Since 1995, Dr. Rosenthal previously served in a variety of senior management positions with companies involved in the development of diagnostics, therapeutics, medical devices, and life sciences tools, most recently including from 2010 through 2012 as President and Chief Executive Officer of IMI Intelligent Medical Implants, AG, a medical technology company, and from 2005 through 2009 as President and Chief Executive Officer of Magellan Biosciences, Inc., a provider of clinical diagnostics and life sciences research tools. Earlier in his career, Dr. Rosenthal served in senior management positions at Perkin Elmer Inc. and Thermo Fisher Scientific, Inc. Dr. Rosenthal holds a Ph.D. from Emory University and a Master of Science degree from the State University of New York. Dr. Rosenthal brings to our Board an extensive understanding of and experience in strategic planning and positioning; corporate, business and product development; operations management; capital markets transactions; debt and equity financings; fund-raising; merger and acquisition transactions; corporate finance; and corporate governance.

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

To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended December 31, 2022, no person required to file reports under Section 16(a) of the Exchange Act failed to file such reports on a timely basis.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, as amended, that applies to all employees, officers, and directors of our company, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is available on the “Corporate Governance” page of the “Investor Relations” section of our website at www.invivotherapeutics.com. A copy of our Code of Business Conduct and Ethics can also be obtained free of charge by contacting our Secretary, c/o InVivo Therapeutics Holdings Corp., One Kendall Square, Suite B14402, Cambridge, MA 02139. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at www.invivotherapeutics.com.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation of (i) our Chief Executive Officer, (ii) our Chief Financial Officer and (iii) our Chief Legal Officer. Such officers are collectively referred to as our “named executive officers.”

2022 Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by, or paid to our named executive officers.

				Option		All Other
Name and Principal			Bonus	Awards		Compensation
Position	Year	Salary ($)	($)(1)	($)(2)		($)		Total ($)
Richard Toselli	2022	537,339	268,669	134,799	(3)	19,196	(5)	960,003
President and Chief Executive Officer	2021	516,672	409,032	139,266	(4)	14,566	(6)	1,079,536

Richard Christopher	2022	369,420	147,768	45,964	(7)	20,628	(9)	583,780
Chief Financial Officer	2021	355,212	254,569	69,633	(8)	18,422	(10)	697,836

Heather Hamel	2022	307,327	124,250	29,612	(11)	15,380	(12)	476,569
Chief Legal Officer and General Counsel

1.	See below, “Narrative to Summary Compensation Table – Bonuses” for a description of the bonuses paid to Dr. Toselli, Mr. Christopher and Ms. Hamel in 2022.
2.	The amounts shown in this column represent the aggregate grant date fair value of the option awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the individual. The assumptions used in determining grant date fair value of these awards are set forth in Note 8 to our Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
3.	Dr. Toselli received an option to purchase an aggregate of 61,000 shares with an exercise price of $2.50 per share.
4.	Dr. Toselli received an option to purchase an aggregate of 6,000 shares with an exercise price of $27.50 per share.
5.	Represents (i) $399 in proceeds from vested restricted stock, (ii) $15,250 in 401(k) cash matching contributions under our 401(k) profit sharing plan, and (iii) $3,547 in commuting and accommodation expenses.
6.	Represents (i) $66 in proceeds from vested restricted stock and (ii) $14,500 in 401(k) cash matching contributions under our 401(k) profit sharing plan.
7.	Mr. Christopher received an option to purchase an aggregate of 20,800 shares with an exercise price of $2.50 per share.

8.	Mr. Christopher received an option to purchase an aggregate of 3,000 shares with an exercise price of $27.50 per share.
9.	Represents (i) $278 in proceeds from vested restricted stock, (ii) $5,100 in parking expenses and (iii) $15,250 in 401(k) cash matching contributions under our 401(k) profit sharing plan.
10.	Represents (i) $14,500 in 401(k) cash matching contributions under our 401(k) profit sharing plan and (ii) $3,922 in commuting expenses.
11.	Ms. Hamel received options to purchase an aggregate of 13,400 shares with an exercise price of $2.50 per share.
12.	Represents (i) $130 in proceeds from vested restricted stock and (ii) $15,250 in 401(k) cash matching contributions under our 401(k) profit sharing plan.

Narrative to Summary Compensation Table

Base Salary. We paid Dr. Toselli an annualized base salary of $537,339 and $516,672 in 2022 and 2021, respectively. We paid Mr. Christopher an annualized base salary of $369,420 and $355,212 in 2022 and 2021, respectively. We paid Ms. Hamel an annualized base salary of $307,327 in 2022, consisting of a base salary of $269,100 in the first six months of 2022, which was increased to $355,000 in July 2022 in connection with her promotion to Chief Legal Officer and General Counsel. We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our named executive officers. Dr. Toselli’s employment agreement provides that his salary will be reviewed by the Board and adjusted upward no less frequently than annually. Neither Mr. Christopher nor Ms. Hamel are party to an employment agreement or other arrangement that provides for automatic or scheduled increases in base salary.

Bonuses. Our Board may, in its discretion, award bonuses to our named executive officers from time to time. We typically establish annual bonus targets based around a set of specified corporate goals for our named executive officers and conduct an annual performance review to determine the attainment of such goals. Our management may propose bonus awards to our Board primarily based on such review process. Our Board makes the final determination of the eligibility requirements for and the amount of such bonus awards. Under the terms of their respective employment agreements, each of our named executive officers is eligible to receive an annual performance-based bonus, as determined by our Board in its sole discretion, with a target of a specified percentage of such officer’s annual base salary earned in such particular calendar year, which percentage shall be subject to adjustment from time to time by our Board in its sole discretion. Our Board determines the amount of the bonus, if any, based on its assessment of the named executive officer’s performance and that of the company against appropriate goals established annually by our Board. The current target annual bonus percentage for each of our named executive officers is 50%, 40% and 35% for Dr. Toselli, Mr. Christopher and Ms. Hamel, respectively.

With respect to 2022, we awarded Dr. Toselli a performance bonus of $268,669 based on our achievement of certain company goals. In 2022, we awarded Mr. Christopher a performance bonus of $147,768 based on our achievement of certain company goals. With respect to 2022, we awarded Ms. Hamel a performance bonus of $124,250 based on our achievement of certain company goals.

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

On August 11, 2021, our Board adopted a Transaction Incentive Plan (the “Transaction Incentive Plan”) under which certain employees, including each of Dr. Toselli, Mr. Christopher and Ms. Hamel, is eligible to receive a predefined percentage of the transaction consideration (as defined in the Transaction Incentive Plan) paid in connection with a company acquisition (as defined in the Transaction Incentive Plan), minus the value of vested equity held by such participant. Payments under the Transaction Incentive Plan are payable each participant on the date that is six months following the closing of the applicable company acquisition (the “Payment Date”), subject to the participant’s continued employment with the Company, a related entity or the acquiring entity on such date; provided that, in the event that the participant’s employment with the Company, a related entity or the acquiring entity is terminated without cause or by the participant for good reason, in either case following the company acquisition but prior to the Payment Date, then the amount payable shall be paid to the participant within ten days following the participant’s termination of employment. Under the original terms of the Transaction Incentive Plan, it automatically terminated twelve months from effectiveness, or on August 11, 2022, subject to the right of the Company’s Board of Directors to extend the effectiveness of the Transaction Incentive Plan at its sole discretion. On July 7, 2022, our Board extended the term of the Transaction Incentive Plan by one (1) year through August 11, 2023, subject to the right of the Board to extend the effectiveness of the Amended Plan at its sole discretion.

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

In 2022, we granted options to purchase an aggregate of 61,000 shares, 20,800 shares and 13,400 shares of Common Stock to Dr. Toselli, Mr. Christopher and Ms. Hamel, respectively.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the option and stock awards made to our named executive officers that were outstanding on December 31, 2022.

	Option Awards

		No. of	No. of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised		Option	Option
	Award	Options (#)	Options (#)		Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable		Price ($)	Date
Richard Toselli	7/5/2017	18	—		47,812.50	7/5/2027
	3/18/2021	3,000	3,000	(1)	27.50	3/17/2031
	11/17/2022	—	61,000	(1)	2.50	11/16/2032

Richard Christopher	1/14/2019	120	—		1,147.50	1/13/2029
	3/18/2021	1,500	1,500	(1)	27.50	3/17/2031
	11/17/2022	—	20,800	(1)	2.50	11/16/2032

Heather Hamel	8/25/2014	1	—		49,500.00	8/25/2024
	12/10/2014	1	—		78,750.00	12/10/2024
	12/10/2015	1	—		138,187.50	12/10/2025
	1/18/2017	1	—		81,562.50	1/18/2027
	3/18/2021	480	480	(1)	27.50	3/17/2031
	11/17/2022	—	13,400	(1)	2.50	11/16/2032
(1)	50% of the shares underlying the option vest on the first anniversary of the grant date, and the remaining shares vest on the second anniversary of the grant date, subject to continued service.

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

Mr. Christopher is also entitled to severance payments under his employment agreement. If we terminate Mr. Christopher’s employment without Cause (as defined in the employment agreement) or if he terminates his employment for Good Reason (as defined in the employment agreement), in each case prior to, or more than 12 months following, a change in control, then he is entitled (A) to continue to be paid his base salary as in effect on the termination date for a period of 12 months and (B) to continue to receive his benefits under the company’s employee group health insurance plan until the earlier of (i) 12 months following the termination date or (ii) the date he becomes eligible for coverage under a new employer’s group health plan.

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

Heather Hamel, Chief Legal Officer and General Counsel.  In connection with her employment with the Company and pursuant to the terms of an employment agreement dated July 11, 2022, Ms. Hamel receives an annual base salary as set by the board of directors. Ms. Hamel is also eligible for an annual bonus that targets thirty-five percent (35%) of her annualized base salary based upon achievement of certain performance goals.

Ms. Hamel is also entitled to severance payments under her employment agreement. If we terminate Ms. Hamel’s employment without Cause or if she terminates her employment for Good Reason, in each case prior to, or more than 12 months following, a change in control, then she is entitled (A) to continue to be paid her base salary as in effect on the termination date for a period of 12 months and (B) to continue to receive his benefits under the company’s employee group health insurance plan until the earlier of (i) twelve months following the termination date or (ii) the date she becomes eligible for coverage under a new employer’s group health plan.

If we terminate Ms. Hamel’s employment without Cause or she terminates her employment for Good Reason, in each case within 12 months following a Change in Control (as defined in the employment agreement), then she is entitled (A) to an amount equal to 1.5 times her base salary as in effect on the termination date, plus 100% of her target annual bonus, in each case at the salary and target annual bonus level in effect on the termination date or, if higher, at any time within the six month period preceding the Change in Control, (B) to acceleration in full of the vesting on all outstanding, unvested equity awards held by her and (C) to continue to receive her benefits under the company’s employee group health insurance plan until the earlier of (i) 12 months following the termination date or (ii) the date she becomes eligible for coverage under a new employer’s group health plan.  The severance payments are contingent upon Ms. Hamel executing a general release of claims.

The employment agreement also contains various restrictive covenants, including covenants relating to non-solicitation, confidentiality and assignment of inventions. In addition, under the terms of the employment agreement, Ms. Hamel will also be eligible for medical, dental and other fringe benefits available to our other senior management members or any benefit plans established or adopted by us.

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

Heather Hamel, General Counsel and Chief Legal Officer. Under our employment agreement with Ms. Hamel, if we terminate Ms. Hamel’s employment without Cause or if she terminates her employment for Good Reason, in each case prior to, or more than 12 months following, a change in control, then she is entitled (A) to continue to be paid her base salary as in effect on the termination date for a period of 12 months and (B) to continue to receive her benefits under the company’s employee group health insurance plan until the earlier of (i) 12 months following the termination date or (ii) the date she becomes eligible for coverage under a new employer’s group health plan. If we terminate Ms.

Hamel’s employment without Cause or she terminates her employment for Good Reason, in each case within 12 months following a Change in Control (as defined in the employment agreement), then she is entitled (A) to an amount equal to 1.5 times her base salary as in effect on the termination date, plus 100% of her target annual bonus, in each case at the salary and target annual bonus level in effect on the termination date or, if higher, at any time within the six month period preceding the Change in Control, (B) to acceleration in full of the vesting on all outstanding, unvested equity awards held by her and (C) to continue to receive her benefits under the company’s employee group health insurance plan until the earlier of (i) 12 months following the termination date or (ii) the date she becomes eligible for coverage under a new employer’s group health plan.  The severance payments are contingent upon Ms. Hamel executing a general release of claims.

Our Board adopted the Transaction Incentive Plan (the “Transaction Incentive Transaction Incentive Plan”) under which certain employees, including each of Dr. Toselli, Mr. Christopher and Ms. Hamel, is eligible. Under the Transaction Incentive Plan, eligible participants are entitled to receive a predefined percentage of the transaction consideration (as defined in the Transaction Incentive Plan) paid in connection with a company acquisition (as defined in the Transaction Incentive Plan), minus the value of vested equity held by such participant. Payments under the Transaction Incentive Plan are payable each participant on the date that is six months following the closing of the applicable company acquisition (the “Payment Date”), subject to the participant’s continued employment with the Company, a related entity or the acquiring entity on such date; provided that, in the event that the participant’s employment with the Company, a related entity or the acquiring entity is terminated without cause or by the participant for good reason, in either case following the company acquisition but prior to the Payment Date, then the amount payable shall be paid to the participant within ten days following the participant’s termination of employment.

2022 Director Compensation

The following table sets forth the compensation of our non-employee directors for 2022. For information on the compensation of Dr. Toselli, our current President and Chief Executive Officer, see “Executive Compensation” above.

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)
Daniel R. Marshak, Ph.D.	51,250	9,256	60,506
C. Ann Merrifield	78,125	9,256	87,381
Richard J. Roberts, Ph.D.	48,750	9,256	58,006
Christina Morrison	57,500	9,256	66,756
Robert J. Rosenthal, Ph.D.	58,750	9,256	68,006

(1)	As of December 31, 2022, the aggregate number of options to purchase shares of our common stock outstanding for each director listed above, including both vested and unvested shares, was as follows: Dr. Marshak, 4,805 shares; Ms. Merrifield, 4,805 shares; Dr. Roberts, 4,806 shares; Ms. Morrison, 4,804 shares; and Dr. Rosenthal, 4,800 shares.

Our director compensation policy provides for the following compensation to our non-employee directors:

●	an annual retainer of $40,000 per year, paid quarterly, to each non-employee director;
●	an annual retainer of $15,000, paid quarterly, to the Audit Committee chairperson, and an annual retainer of $7,500, paid quarterly, to each member of the Audit Committee of the Board;
●	an annual retainer of $10,000, paid quarterly, to the Compensation Committee chairperson, and an annual retainer of $5,000, paid quarterly, to each member of the Compensation Committee of the Board;
●	an annual retainer of $7,500, paid quarterly, to the Nominating and Corporate Governance Committee chairperson, and an annual retainer of $3,750, paid quarterly, to each member of the Nominating and Corporate Governance Committee of the Board;
●	an annual retainer of $30,000, paid quarterly, to the Chair of the Board; and

●	when applicable, an annual retainer of $15,000, paid quarterly, to any Lead Director of the Board.

Non-employee directors are reimbursed for reasonable travel expenses in connection with attendance at meetings of the Board or any of its committees that are conducted in person and other activities directly related to the service to the company.

At the Board’s discretion, each non-employee director may also receive an annual grant of a stock option to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. Alternatively, the Board may elect to grant restricted stock units or restricted stock awards.  In 2022 the Company granted an option to purchase an aggregate of 4,200 shares of Common Stock shares at an exercise price of $2.50 per share to each of the non-employee directors. These options shall vest in full on the first anniversary of the date of grant, subject to continued service.

Pay Ratio

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 17, 2023 with respect to the beneficial ownership of our common stock by:

●	each of our directors
●	each of our named executive officers; and
●	all of our current executive officers and directors as a group

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power, and his or her address is c/o InVivo Therapeutics Holdings Corp., One Kendall Square, Suite B14402, Cambridge, MA 02139. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days of February 17, 2023 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common stock of each person or entity named in the following table is based on 2,860,446 shares of our common stock outstanding as of February 17, 2023.

		Percentage of
	Number of Shares	Common Stock
	of Common Stock	Beneficially
Name of Beneficial Owner	Beneficially Owned	Owned
Directors and Named Executive Officers
Richard Toselli, M.D. (1)	6,411	*	%
Richard Christopher (2)	3,476	*
Heather Hamel (3)	995	*
Daniel R. Marshak, Ph.D. (4)	605	*
C. Ann Merrifield (5)	898	*
Richard J. Roberts, Ph.D. (6)	618	*
Christina Morrison (7)	604	*
Robert J. Rosenthal, Ph.D. (8)	600	*
All current directors and executive officers as a group (7 persons) (9)	14,207	*	%

*Percentage of shares beneficially owned does not exceed one percent.

(1)	Consists of (a) 247 shares of common stock owned by Dr. Toselli, (b) 6,018 shares of common stock underlying options held by Dr. Toselli that are exercisable as of February 17, 2023 or will become exercisable within 60 days after such date and (c) 146 shares of common stock underlying warrants held by Dr. Toselli that are exercisable as of February 17, 2023.
(2)	Consists of (a) 210 shares of common stock owned by Mr. Christopher (b) 3,120 shares of common stock underlying options held by Mr. Christopher that are exercisable as of February 17, 2023 or will become exercisable within 60 days after such date and (c) 146 shares of common stock underlying warrants held by Mr. Christopher that are exercisable as of February 17, 2023.
(3)	Consists of (a) 31 shares of common stock owned by Ms. Hamel and (b) 964 shares of common stock underlying options held by Ms. Hamel that are exercisable as of February 17, 2023 or will become exercisable within 60 days after such date.
(4)	Consists solely of shares of common stock underlying options held by Dr. Marshak that are exercisable as of February 17, 2023 or will become exercisable within 60 days after such date.
(5)	Consists of (a) 147 shares of common stock owned by Ms. Merrifield, (b) 146 shares of common stock underlying warrants held by Ms. Merrifield that are exercisable as of February 17, 2023 and (c) 605 shares of common stock underlying options held by Ms. Merrifield that are exercisable as of February 17, 2023 or will become exercisable within 60 days after such date.
(6)	Consists of (a) 12 shares of common stock owned by Dr. Roberts and (b) 606 shares of common stock underlying options held by Dr. Roberts that are exercisable as of February 17, 2023 or will become exercisable within 60 days after such date.

(7)	Consists solely of shares of common stock underlying options held by Ms. Morrison that are exercisable as of February 17, 2023 or will become exercisable within 60 days after such date.
(8)	Consists solely of shares of common stock underlying options held by Mr. Rosenthal that are exercisable as of February 17, 2023 or will become exercisable within 60 days after such date.
(9)	Consists of (a) 647 shares of common stock owned by all current executive officers and directors as a group (b) 13,122 shares of common stock underlying options that are exercisable as of February 17, 2023 or will become exercisable within 60 days after such date and (c) 438 shares of common stock underlying warrants that are exercisable as of February 17, 2023.

Stockholders Known by Us to Own 5% or More of Our Common Stock

Percentage of
	Number of Shares	Common Stock
	of Common Stock	Beneficially
Name of Beneficial Owner	Beneficially Owned	Owned
Armistice Capital, LLC(1)	244,999	8.6%

(1)	The information regarding Armistice Capital, LLC (“Armistice Capital”) is based solely on its Schedule 13G filed with the SEC on February 14, 2023, wherein Armistice Capital declared beneficial ownership consisting of 244,999 shares of common stock. Armistice Capital, is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the shares of common stock held by the Master Fund and thus may be deemed to beneficially own the shares of common stock held by the Master Fund. Steven Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the shares of common stock held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the shares of common stock directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The principal business address for Armistice Capital is 510 Madison Avenue, 7th Floor, New York. New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information about shares of our common stock that may be issued under our existing equity compensation plan as of December 31, 2022, which consist of our 2010 Equity Incentive Plan, and 2015 Equity Incentive Plan or other equity compensation plans not approved by security holders.

Equity Compensation Plan Information

	(a)		(c)
	Number of		Number of securities
	securities	(b)	remaining available
	to be issued upon	Weighted-average	for future issuance
	the exercise of	exercise price	under equity
	outstanding	of outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants	reflected in column
Plan Category	rights	and rights	(a))
Equity compensation plans approved by security holders	136,448	$34.68	788,697
Equity compensation plans not approved by security holders (1)	120	1,147.50	—
Total	136,568	$35.65	788,697

(1)	Consists of a stock option award approved by our Board as an inducement material to our Chief Financial Officer’s acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement award has an exercise price per share equal to $1,147.50, the closing price of a share of our common stock on the grant date, and vested as to one-third (1/3) of the shares of the underlying stock option on January 14, 2020, one third (1/3) of the shares of the underlying stock option on January 14, 2021 and the remaining one third (1/3) of the shares of the underlying stock option on January 14, 2022.

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

Related Party Transactions

During the years ended December 31, 2022 and 2021, the Company did not identify any related party transactions requiring disclosure.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees.

Audit Fees

Firm	Year	Fees ($)(1)
RSM US LLP	2022	231,828
	2021	220,185

(1)	Audit fees in each of 2022 and 2021 consisted of fees incurred for professional services rendered for the audit of consolidated financial statements and for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10‑Q.

Audit-Related Fees

Firm	Year	Fees ($)(1)
RSM US LLP	2022	26,250
	2021	7,875

(1)	Audit-related fees in 2022 and 2021 paid to RSM US LLP or RSM consisted of fees related to the delivery of comfort letters in conjunction with proposed common stock financings and consents in conjunction with registration statements.

Tax Fees

There were no fees paid to RSM for any tax-related services in 2022 or 2021.

All Other Fees

There were no other fees paid to RSM in 2022 or 2021.

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

3.4

Certificate of Amendment to Articles of Incorporation of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC January 21, 2020)

3.5

Certificate of Change Pursuant to NRS 78.209 filed with Nevada Secretary of State, dated February 10, 2020 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 11, 2020)

3.6

Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State, dated April 25, 2022 (incorporated by reference from the Company's 8-K, as filed with the SEC on April 26, 2022).

3.7

Certificate of Amendment to Articles of Incorporation of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC August 5, 2020).

3.89

Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State, dated September 12, 2022 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 13, 2022).

3.9

Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State, dated September 12, 2022 (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 13, 2022).

3.10

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

4.3	Form of Series A Warrant (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333- 224424) as filed with the SEC on June 14, 2018).

4.4

Amendment to Warrant Agency Agreement, by and between InVivo Therapeutics Holdings Corp. and Continental Stock Transfer & Trust Company, as Warrant Agent, dated September 27, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 28, 2018).

4.5

Second Amendment to Warrant Agency Agreement and Warrant, by and between InVivo Therapeutics Holdings Corp. and Continental Stock Transfer & Trust Company, as Warrant Agent, dated November 20, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019).

4.6	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019).
4.7	Form of Placement Agent Warrant of InVivo Therapeutics Holdings Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 24, 2020).
4.8	Form of Series A Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2020).
4.9	Form of Series B Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2020).
4.10	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2020).
4.11	Form of Series C Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2020).
4.12	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2020).
4.13

Form of Series A Warrant (incorporated by reference from Exhibit 4.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-249353), as filed with the SEC on October 16, 2020)

4.14

Form of Series B Pre-Funded Warrant (incorporated by reference from Exhibit 4.13 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-249353), as filed with the SEC on October 16, 2020)

4.15

Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.14 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-249353), as filed with the SEC on October 16, 2020)

4.16	Form of Registered Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to the Company’s 8-K, as filed with the SEC on October 11, 2022).
4.17	Form of Unregistered Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Company’s 8-K, as filed with the SEC on October 11, 2022).
4.18	Form of Preferred Investment Option (incorporated by reference from Exhibit 4.3 to the Company’s 8-K, as filed with the SEC on October 11, 2022).
4.19	Form of Placement Agent Preferred Investment Option (incorporated by reference from Exhibit 4.4 to the Company’s 8-K, as filed with the SEC on October 11, 2022).
10.1*

InVivo Therapeutics Holdings Corp. 2010 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Schedule 14A Proxy Statement, as filed with the SEC on April 19, 2013).

10.2(i)*

Form of Incentive Stock Option Agreement by and between InVivo Therapeutics Holdings Corp. and participants under the 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.12(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 24, 2011).

10.2(ii)*

Form of Non-Qualified Stock Option Agreement by and between InVivo Therapeutics Holdings Corp. and participants under the 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.12(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 24, 2011).

10.3

Exclusive License Agreement dated July 2007 between InVivo Therapeutics Corporation and Children’s Medical Center Corporation (incorporated by reference from Exhibit 10.1 to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011, as filed with the SEC on July 18, 2011).

10.4

Amendment One to the Exclusive License, dated May 12, 2011, by and between Children’s Medical Center Corporation and InVivo Therapeutics Corporation (incorporated by reference from Exhibit 10.22 to the Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-171998), as filed with the SEC on July 19, 2011).

10.5

Amendment Two to the Exclusive License, dated August 29, 2017, by and between Children’s Medical Center Corporation and InVivo Therapeutics Corporation (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2017, as filed with the SEC on January 3, 2018).

10.6

Form of Indemnification Agreement (for directors and officers) (incorporated by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-171998), as filed with the SEC on February 1, 2011).

10.7*	InVivo Therapeutics Holdings Corp. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 16, 2015).
10.8*

InVivo Therapeutics Holdings Corp. 2015 Equity Incentive Plan, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, as filed with the SEC on August 18, 2022).

10.9*

Employment Agreement, dated December 18, 2017, by and between Richard Toselli and InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A (File No. 333-222738) as filed with the SEC on February 9, 2018).

10.10

Form of Exchange Agreement, dated as of August 10, 2017, between InVivo Therapeutics Holdings Corp. and certain holders of warrants (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 10, 2017).

10.11*

Amendment to Employment Agreement, by and between InVivo Therapeutics Holdings Corp. and Richard Toselli, dated October 1, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 5, 2018).

10.12*

Employment Agreement, dated December 24, 2018, between the Company and Richard Christopher (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2019).

10.13*

Amendment to Employment Agreement, by and between InVivo Therapeutics Holdings Corp. and Richard Christopher, dated November 17, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s 8-K, as filed with the SEC on November 18, 2022).

10.14*

Nonstatutory Stock Option Agreement, dated January 14, 2019, between the Company and Richard Christopher (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2019).

10.15*

Form of Restricted Stock Agreement under the Company’s 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 27, 2019).

10.16*

Form of Restricted Stock Unit Agreement under the Company’s 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 20, 2020).

10.17

Lease Agreement, dated as of May 28, 2021, by and between the Company and ARE-MA Region No. 59, LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2021).

10.18

First Amendment to Lease, dated as of November 23, 2021, by and between the Registrant and ARE-MA Region No. 59, LLC. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 29, 2021).

10.19

InVivo Therapeutics Holding Corp. Transaction Incentive Plan, as amended on July 7, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 12, 2022).

10.20*

Employment Agreement between Heather Hamel and InVivo Therapeutics Holdings Corp., dated as of July 13, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022).

10.21

Form of RDO Securities Purchase Agreement, dated as of October 7, 2022, by and between the Company and the purchasers named therein (incorporated by reference from Exhibit 10.1 to the Company’s 8-K, as filed with the SEC on October 11, 2022).

10.22

Form of PIPE Securities Purchase Agreement, dated as of October 7, 2022, by and between the Company and the purchasers named therein (incorporated by reference from Exhibit 10.2 to the Company’s 8-K, as filed with the SEC on October 11, 2022).

10.23

Form of Registration Rights Agreement, dated as of October 7, 2022, by and between the Company and the purchasers named therein (incorporated by reference from Exhibit 10.3 to the Company’s 8-K, as filed with the SEC on October 11, 2022).

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

INVIVO THERAPEUTICS HOLDINGS CORP.
Date: March 1, 2023	By:	/s/ RICHARD TOSELLI, M.D
		Name:	Richard Toselli
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2023	By:	/s/ RICHARD CHRISTOPHER
		Name:	Richard Christopher
		Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Toselli M.D Richard Toselli	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023

/s/ Richard Christopher Richard Christopher	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2023

/s/ C. Ann Merrifield C. Ann Merrifield	Chair of the Board	March 1, 2023

/s/ Daniel R. Marshak Daniel R. Marshak	Director	March 1, 2023

/s/ Christina Morrison Christina Morrison	Director	March 1, 2023

/s/ Richard J. Roberts	Director	March 1, 2023
Richard J. Roberts

/s/ Robert Rosenthal	Director	March 1, 2023
Robert Rosenthal