Form 10-Q
period 2023-03-31
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2023-05-12
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023 3,105,446 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2023

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

●	We have been wholly dependent on the success of one product candidate, the Neuro-Spinal Scaffold implant, a program for which we recently announced negative topline data due to the INSPIRE 2.0 Study not achieving its primary endpoints. As we evaluate the full data set of the study, we have stopped all further development activities of the Neuro-Spinal Scaffold and are currently exploring a range of strategic alternatives. These strategic alternatives may include a potential merger or sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, among other potential alternatives. We cannot provide any commitment regarding when or if this strategic evaluation process will result in any type of transaction, and there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value.

●	We will need additional funding before achieving potential profitability. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely.

●	There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail or cease our operations.

●	We anticipate that we will continue to incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

●	If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products will be adversely impacted.

●	We will depend upon strategic relationships to develop and manufacture our products. If these relationships are not successful, we may not be able to capitalize on the market potential of these products.

●	Our success depends on our ability to retain our management and other key personnel.

●	We may face, and in the past have faced, lawsuits, which could divert management’s attention and harm our business.

●	The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	March 31,	December 31,
	2023	2022
ASSETS:
Current assets:
Cash and cash equivalents	$13,149	$16,351
Prepaid expenses	535	97
Other current assets	922	1,153
Total current assets	14,606	17,601
Property, equipment and leasehold improvements, net	152	227
Restricted cash - non-current	150	150
Operating lease right-of-use assets	744	844
Total assets	$15,652	$18,822
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$642	$617
Operating lease liabilities	435	396
Accrued expenses	573	1,407
Total current liabilities	1,650	2,420
Other liabilities	109	103
Operating lease liabilities - non-current	417	553
Total liabilities	2,176	3,076
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value, authorized 1,000,000 at March 31, 2023 and December 31, 2022. No Preferred Stock issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.00001 par value, authorized 250,000,000 at March 31, 2023 and December 31, 2022. 3,105,446 and 2,429,446 shares issued and outstanding.	3	3
Additional paid-in capital	264,424	264,362
Accumulated deficit	(250,951)	(248,619)
Total stockholders’ equity	13,476	15,746
Total liabilities and stockholders’ equity	$15,652	$18,822

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$1,381	$1,431
General and administrative	1,107	1,234
Total operating expenses	2,488	2,665
Operating loss	(2,488)	(2,665)
Other income:
Interest income	156	1
Other income	—	9
Interest and other income, net	156	10
Net loss	$(2,332)	$(2,655)
Net loss per share, basic and diluted	$(0.85)	$(1.94)
Weighted average number of common shares outstanding, basic and diluted	2,735,767	1,370,347

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	2,429,446	$3	$264,362	$(248,619)	$15,746
Share-based compensation expense	—	—	62	—	62
Issuance of common stock upon exercise of warrants	676,000	—	—	—	—
Net loss	—	—	—	(2,332)	(2,332)
Balance as of March 31, 2023	3,105,446	$3	$264,424	$(250,951)	$13,476

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	1,370,595	$3	$256,241	$(238,129)	$18,115
Share-based compensation expense	—	—	56	—	56
Net loss	—	—	—	(2,655)	(2,655)
Balance as of March 31, 2022	1,370,595	$3	$256,297	$(240,784)	$15,516

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,332)	$(2,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	13
Amortization of operating lease right-of-use assets	100	95
Loss on sale of fixed assets	53	—
Share-based compensation expense	62	56
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(207)	(707)
Accounts payable	25	294
Operating lease liability	(96)	(87)
Accrued expenses and other liabilities	(828)	(838)
Net cash used in operating activities	(3,204)	(3,829)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(26)
Proceeds from the sale of property and equipment	23	—
Net cash provided by / (used in) investing activities	2	(26)
Decrease in cash and cash equivalents and restricted cash	(3,202)	(3,855)
Cash, cash equivalents and restricted cash at beginning of period	16,501	19,181
Cash, cash equivalents and restricted cash at end of period	$13,299	$15,326

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended March 31, 2023 (Unaudited)

1.	NATURE OF OPERATIONS AND GOING CONCERN, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

In light of the Company’s decision to stop future development of the Neuro-Spinal Scaffold, and based on a review of the status of our internal programs, resources and capabilities, the Company is exploring a wide range of strategic alternatives that may include a potential merger or sale of the Company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies. There can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to it, or at all. If the Company is unable to successfully conclude a strategic transaction, it may decide to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent it will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Going Concern

The Company’s consolidated financial statements as of March 31, 2023 were prepared under the assumption that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as of March 31, 2023, substantial doubt exists about the Company’s ability to continue as a going concern. Since its inception, the Company has suffered recurring losses and negative cash flows from operations and will need additional funding to continue as a going concern. As of March 31, 2023, the Company had unrestricted cash and cash equivalents of $13.1 million, working capital of $13.0 million and recorded a net loss of $2.3 million during the three months ended March 31, 2023. The Company will require additional liquidity to continue operations beyond the next 9 months.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include but are not limited to equity offerings, debt financings, other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements. However, given a variety of external factors including the impact of the recent economic downturn in the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. Lack of necessary funds may require the Company to, among other things, delay, scale back or eliminate some or all of its research and product development programs, and capital expenditures or to license its potential products or technologies to third parties. The Company may alternatively engage in cost-cutting measures in an attempt to extend its cash resources as long as possible. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The Company believes that it can be successful in obtaining additional capital; however, no assurance can be provided that it will be able to do so. There is no assurance, moreover, that any funds raised will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

The Company’s consolidated financial statements as of March 31, 2023, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. If the Company is unable to raise additional capital and is therefore unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its consolidated financial statements, and it is likely that investors will lose all or part of their investment.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2023. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2023 and its results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Certain reclassifications have been made to the prior year financial statements to conform to the presentation used in the current year. In the current year the Company reclassified certain current accrued expenses to Other liabilities on the Consolidated Balance Sheets. These reclassifications did not have an impact on total assets or total liabilities of the Consolidated Balance Sheets or cash flows as previously reported.

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

Cash and cash equivalents consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Cash	$336	$55
Money market funds	12,813	16,296
Total cash and cash equivalents	$13,149	$16,351

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31,	December 31,
(In thousands)	2023	2022
Cash and cash equivalents	$13,149	$16,351
Restricted cash included in other non-current assets (Note 3)	150	150
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$13,299	$16,501

3.	RESTRICTED CASH

Restricted cash at each of March 31, 2023 and December 31, 2022 was $150 thousand. Restricted cash as of March 31, 2023 and December 31, 2022 included a $50 thousand security deposit related to the Company’s credit card account and a $100 thousand standby letter of credit in favor of a landlord (see Note 5).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of March 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$12,813	$—	$—	$12,813

	As of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$16,296	$—	$—	$16,296

During the three months ended March 31, 2023 and 2022, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases 5,104 square feet of space in Cambridge, Massachusetts, which is used primarily for corporate, manufacturing, and research and development functions (the “Cambridge Lease”). The lease commenced in June 2021, was amended in November 2021, and expires on December 31, 2024. The Cambridge Lease contains rent escalation clauses. In connection with the Cambridge Lease, a standby letter of credit was established for $100 thousand. Under the Cambridge Lease, the Company will be required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cambridge Lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

	Three Months Ended March 31,
Lease cost (In thousands)	2023	2022
Operating lease cost	$113	$113
Short-term lease cost	5	—
Variable lease cost	45	65
Total lease cost	$163	$178

Other information (In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$5	$—
Operating cash flows from operating leases	109	106
Total cash paid for leases	$114	$106
Weighted-average remaining lease term - operating leases	1.76 Years	2.75 Years
Weighted-average discount rate - operating leases	6.0%	6.0%

Maturities of the lease liability due under the Cambridge Lease as of March 31, 2023 are as follows:

Leases (In thousands)	As of March 31, 2023
2023 (excluding the three months ended March 31, 2023)	$330
2024	568
Total lease payments	898
Less: imputed interest	(46)
Present value of lease liabilities	$852

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

Leases (In thousands)	Classification	March 31, 2023	December 31, 2022
Assets
Lease asset, net	Operating	$744	$844
Total lease assets		$744	$844

Liabilities
Current	Operating	$435	$396
Non-current	Operating	417	553
Total lease liabilities		$852	$949

Clinical Trial Commitments

The Company has engaged and executed contracts with contract research organizations (“CROs”) to assist with the administration of its ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of March 31, 2023, approximately $3.7 million is expected to be paid on these contracts.

6.        FIXED ASSETS

Property, equipment, and leasehold improvements, net consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Computer software	$7	$7
Computer hardware	67	67
Leasehold improvements	66	66
Research and lab equipment	498	723
Office equipment	9	—
Property and equipment	647	863
Less accumulated depreciation	(495)	(636)
Property and equipment, net	$152	$227

Depreciation expense for the three months ended March 31, 2023 and 2022 was $19 thousand and $13 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized.

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Compensation	$126	$852
Clinical	262	385
Legal	41	—
Other accrued expenses	144	170
Total accrued expenses	$573	$1,407

8.	EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “401k Plan”) covering all employees. Employees must be 21 years of age in order to participate in the 401k Plan. Under the 401k Plan, the Company has the option to make matching contributions. During the three months ended March 31, 2023 and 2022 the Company contributed $23 thousand and $24 thousand, respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet.

9.	STOCKHOLDERS EQUITY

Preferred Stock

As of March 31, 2023, the Company has 1,000,000 authorized shares of undesignated preferred stock, $0.00001 par value per share, the rights, preferences and privileges of which may be designated from time to time by our board of directors. No shares of preferred stock have been issued or are outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, $0.00001 par value per share, as of March 31, 2023 and December 31, 2022, respectively, of which 3,105,446 and 2,429,446, shares were issued and outstanding as of March 31, 2023 and December 31, 2022 respectively.

In October 2022, the Company closed a registered offering of shares of its common stock and pre-funded warrants to purchase common stock (the “October 2022 Registered Direct Offering”) and a concurrent private placement of pre-funded warrants and preferred investment options (the “October 2022 Private Placement”), with an institutional investor (together, the “October 2022 Financing”). In the October 2022 Registered Direct Offering, the Company issued (i) an aggregate of 154,000 common shares (“Shares”); and (ii) 369,810 pre-funded warrants (the “October 2022 Pre-Funded Warrants”). In the concurrent October 2022 Private Placement, the Company issued additional October 2022 Pre-Funded Warrants to purchase an aggregate of 1,190,476 shares of its common stock, and (ii) Preferred Investment Options to purchase an aggregate of 1,714,286 shares of its common stock (the “October 2022 Preferred Investment Options”). The purchase price of each Share and associated October 2022 Preferred Investment Option sold in the October 2022 Registered Direct Offering was $5.25 and the purchase price of each October 2022 Pre-Funded Warrant and associated October 2022 Preferred Investment Option sold in each of the October 2022 Registered Direct Offering and October 2022 Private Placement was $5.2499.

In connection with the October 2022 Financing, the Company issued to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the October 2022 Financing, Preferred Investment Options to purchase an aggregate of 111,429 shares of its common stock (the “October 2022 Placement Agent Warrants”). The net proceeds to the Company after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $8.0 million. The Company assessed whether the October 2022 Pre-Funded Warrants, October 2022 Placement Agent Warrants and the October 2022 Preferred Investment Options required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging. As such, the Company concluded that the October 2022 Pre-Funded Warrants, October 2022 Placement Agent Warrants and the October 2022 Preferred Investment Options meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the October 2022 Placement Agent Warrants was estimated at $0.3 million using a Black-Scholes model with the following assumptions: expected volatility of 129.96%, risk free interest rate of 4.14%, expected life of five years and no dividends. The fair value of the October 2022 Preferred Investment Options was estimated at $4.9 million using a Black-Scholes model with the following assumptions: expected volatility of 128.87%, risk free interest rate of 4.12%, expected life of five and a half years and no dividends. The October 2022 Pre-Funded Warrants had an intrinsic value of approximately $8.2 million. During the three months ended March 31, 2023, the Company issued an aggregate of 676,000 shares of common stock upon the exercise of the October 2022 Pre-Funded Warrants for an immaterial amount, as they were substantially pre-funded.

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

During the three months ended March 31, 2023 and 2022, there was no exercise activity related to any warrants that were issued in 2018, 2019 and 2020.

10.	STOCK-BASED COMPENSATION

In October 2010, the Company’s Board of Directors adopted, and the Company’s shareholders subsequently approved, the 2010 Equity Incentive Plan (as subsequently amended, the “2010 Plan”). The 2010 Plan provided for grants of incentive stock options to employees, and nonqualified stock options and restricted common stock to employees, consultants, and non-employee directors of the Company.

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

As of March 31, 2023, the total number of shares available for issuance under the 2015 Plan was 792,797 shares.

Options issued under the 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operation for each of the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Research and development	$1	$6
General and administrative	61	50
Total	$62	$56

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

The Company granted 1,300 options during the three months ended March 31, 2023 all of which were forfeited in the first quarter of the current fiscal year.

Stock options

The following table summarizes the stock option activity for the three months ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2022	136,568	$36.46	9.72	$—
Granted	1,300	$2.30
Cancelled/Forfeited	(5,400)	$2.45
Outstanding as of March 31, 2023	132,468	$37.51	9.46	$—
Vested and Exercisable as of March 31, 2023	13,368	$349.39	7.93	$—
Vested and expected to vest as of March 31, 2023	132,468	$37.51	9.46	$—

The total fair value of options that vested in the three months ended March 31, 2023 and 2022 was $118 thousand and $239 thousand, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $62 thousand and $48 thousand, respectively, related to stock options. As of March 31, 2023, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $206 thousand and is estimated to be recognized over a period of 1.33 years.

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding as of March 31, 2023:

			Number of	Exercise Price as of
Year Issued	Defined Name	Classification	Warrants	March 31, 2023	Date of Expiration
2018	2018 Series A Warrants	Equity	8,483	$174.53	6/25/2023
2019	2019 Placement Agent Warrants	Equity	610	$112.50	11/21/2024
2020	March 2020 Series A Warrants	Equity	72,738	$68.75	3/10/2025
2020	Amended March 2020 Series A Warrants	Equity	29,091	$5.05	4/11/2028
2020	March 2020 Placement Agent Warrants	Equity	6,620	$85.9400	3/5/2025
2020	March 2020 Series B Warrants	Equity	510	$0.00025	Until Fully Exercised
2020	April 2020 Series C Warrants	Equity	48,163	$40.50	10/17/2025
2020	Amended April 2020 Series C Warrants	Equity	19,048	$5.05	4/11/2028
2020	April 2020 Placement Agent Warrants	Equity	4,461	$54.6900	4/15/2025
2020	October 2020 Placement Agent Warrants	Equity	48,264	$25.00	10/22/2025
2020	October 2020 Series A Warrants	Equity	293,174	$20.00	10/27/2025
2020	Amended October 2020 Series A Warrants	Equity	32,000	$5.05	4/11/2028
2022	October 2022 Preferred Investment Options	Equity	1,714,286	$5.05	4/11/2028
2022	October 2022 Placement Agent Warrants	Equity	111,429	$6.56	10/7/2027

Total			2,388,877
Weighted average exercise price				$10.96
Weighted average life in years					4.44

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

For the three months ended March 31, 2023 and 2022 the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	March 31,
	2023	2022
Warrants	2,388,877	563,162
Stock options	132,468	14,582
Unvested RSAs	—	254
Total potentially dilutive securities	2,521,345	577,998

13. INCOME TAXES

The Company did not record a federal or state income tax provision or benefit for each of the three months ended March 31, 2023 and 2022 due to the expected loss before income taxes to be incurred for the years ended December 31, 2023 and 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this Quarterly Report and with our historical consolidated financial statements, and the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The management’s discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements made regarding our commercialization strategy, future operations, cash requirements and liquidity, capital requirements, and other statements on our business plans and strategy, financial position, and market trends. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report, including factors such as our ability to raise substantial additional capital to finance our planned operations and to continue as a going concern; our ability to execute our strategy and business plan; our ability to identify and execute on potential strategic alternatives that we are currently exploring; our ability to retain management and other key personnel; and other factors detailed under “Risk Factors” in Part II, Item 1A of this Quarterly Report. These forward-looking statements speak only as of the date hereof. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

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

Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries. We have been developing our Neuro-Spinal Scaffold implant, which is an investigational bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord. In March 2023, we announced that our INSPIRE 2.0 Study of our Neuro-Spinal Scaffold had failed to meet its primary endpoint. We are continuing to conduct a full assessment of the study data and subjects in the INSPIRE 2.0 Study continue to be assessed in accordance with the clinical trial protocol. However, we have stopped other activities related to the development of the Neuro-Spinal Scaffold and do not plan future development of the Neuro-Spinal Scaffold. We are currently exploring a range of strategic alternatives that may include a potential merger or sale of the Company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, among other potential alternatives. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully conclude a strategic transaction, we may decide to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities and stock-based compensation expense. We base our estimates and judgments on historical experience, current economic and industry conditions, and on various other factors that we believe to be reasonable under the circumstances. Such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates from the disclosure provided in our 2022 Annual Report.

We believe that the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position, and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended March 31, 2023 were $1.4 million, a decrease of $0.1 million compared to the three months ended March 31, 2022. The decrease in research and development expenses for the three months ended March 31, 2023 is primarily due to a decrease in clinical trial costs of $0.2 million and a decrease of $0.1 million in other net immaterial accounts. These decreases were offset by an increase in manufacturing consulting costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended March 31, 2023 were $1.1 million, a decrease of $0.1 million compared to the three months ended March 31, 2022. The decrease in general and administrative expenses for the three months ended March 31, 2023 is primarily due to a decrease in compensation related expenses.

Other Income and Expense, net

Other income for the three months ended March 31, 2023, was comprised of interest income of $156 thousand. Other income for the three months ended March 31, 2022 was immaterial.

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

As of March 31, 2023, we had approximately $13.0 million in working capital, our accumulated deficit was $251.0 million, we had total assets of $15.7 million, total liabilities of $2.2 million, and total stockholders’ equity of

$13.5 million. During the three months ended March 31, 2023, we recorded a net loss of $2.3 million. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future.

In light of our decision to stop future development of the Neuro-Spinal Scaffold, and based on a review of the status of our internal programs, resources and capabilities, we are exploring a wide range of strategic alternatives that may include a potential merger or sale of the Company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully conclude a strategic transaction, we may decide to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We have limited liquidity and capital resources and must obtain significant additional capital resources in order to fund our operations. We may pursue various other dilutive and non-dilutive funding alternatives depending upon our strategic path forward. Funding may not be available when needed, at all, or on terms acceptable to us. We anticipate that we will continue to incur significant expenses and operating losses as we implement our review of strategic options, and we may incur increased expenses if and to the extent we are unable to stop activities or eliminate expenses related to the Neuro-Spinal Scaffold program on our anticipated timelines or we incur unexpected material expenses during this process; need to respond to any investigations or inquiries, or defend against any litigation, that may result from the announcement of the results of our INSPIRE 2.0 Study; are unable to successfully complete our exploration and evaluation of strategic options and implement any such options; or are unable to limit our ongoing operating costs as we work to explore and evaluate strategic options.

Our consolidated financial statements as of March 31, 2023 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern exists and we will require additional liquidity to continue operations beyond the next 9 months.

Our consolidated financial statements as of March 31, 2023, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate its assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cashflows

Net cash used in operating activities for the three months ended March 31, 2023, consisted of net loss of $2.3 million, non-cash items of $0.2 million and cash used by working capital of $1.1 million. Adjustments for non-cash items consisted primarily of $0.1 million in amortization of operating lease right-of-use assets and $0.1 million in stock-based compensation expense. The change in cash from working capital included a $0.8 million decrease in accrued expenses, and a $0.1 million decrease in the operating lease liability. These changes were offset by a $0.2 million increase in prepaid expenses and other assets.

Net cash used in operating activities for the three months ended March 31, 2022 consisted of net loss of $2.7 million, non-cash items of $0.2 million and cash used by working capital of $1.3 million. The change in cash from working capital included a $0.8 million decrease in accrued expenses, a $0.7 million increase in prepaid expenses and other assets and a $0.1 million decrease in the operating lease liability. These changes were offset by a $0.3 million increase in accounts payable.

Net cash provided by investing activities for the three months ended March 31, 2023 was immaterial. Net cash used in investing activities for the three months ended March 31, 2022 was $26 thousand related to the purchase of manufacturing and lab equipment.

The Company did not generate or use cash in financing activities during either of the three months ended March 31, 2023 and 2022.

Inflation and Changing Prices

We do not believe that inflation has had, or will have, a material impact on our operating costs and earnings.

Material Cash Requirements from Contractual Obligations

Leases

As of March 31, 2023, we reported current and long-term operating lease liabilities of $0.4 million and $0.4 million, respectively. These balances represent our contractual obligation to make future payments on our Cambridge Lease, discounted to reflect our cost of borrowing. In the event that we were to vacate the Cambridge facility, we may be obliged to continue making payments under the Cambridge Lease (as described in Note 5 in the Notes to Consolidated Financial Statements).

Clinical Trial Commitments

We have engaged and executed contracts with contract research organizations to assist with the administration of our ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of March 31, 2023, approximately $3.7 million remained to be paid on these contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2023, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our business has been entirely dependent on the success of our Neuro-Spinal implant as a potential treatment for spinal cord injuries, a program for which we recently stopped all further development activities due to the fact that the INSPIRE 2.0 Study did not meet its primary endpoints.

In March 2023, we announced that topline results from our INSPIRE 2.0 Study, which was designed to evaluate the safety and probable benefit of our investigational Neuro-Spinal Scaffold in development for patients with acute spinal cord injuries, did not meet the study’s primary endpoint. We are continuing to conduct a full assessment of the study data and subjects in the INSPIRE 2.0 Study continue to be assessed in accordance with the clinical trial protocol. However, we have stopped other activities related to the development of the Neuro-Spinal Scaffold and do not plan future development of the Neuro-Spinal Scaffold. We are currently exploring a range of strategic alternatives. These strategic alternatives may include a potential merger or sale of the Company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, among other potential alternatives. We do not have a defined timeline for the exploration and evaluation of strategic options and cannot confirm that the process will result in any strategic option being announced or consummated. We cannot provide any commitment regarding when or if this strategic evaluation process will result in any type of transaction, and there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. If we determine to engage in a transaction as a result of our exploration and evaluation of strategic options, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy. We do not intend to discuss or disclose further developments during this process unless and until our board of directors has approved a specific action or we otherwise determined that further disclosure is appropriate. Pending the results of our exploration and evaluation of strategic options, our current operating plan provides for stopping all activities related to the Neuro-Spinal Implant program and focusing on activities necessary to explore and evaluate strategic options.

Risks Related to Our Financial Position and Need for Additional Capital

We will need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely.

We estimate that our existing cash resources will be sufficient to fund our operations into the first quarter of 2024. We currently do not have sufficient cash resources to continue our business operations beyond that time. While we are stopping future development related to the Neuro-Spinal Implant program, we still expect to continue to incur significant expenses and operating losses for the foreseeable future. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

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

Our future funding requirements, both near and long term, will depend on many factors, including, but not limited to:

●	the time and expense required to stop development of the Neuro-Spinal Scaffold and wind down the INSPIRE 2.0 study;
●	the cost and timing of future commercialization activities for our products if any of our product candidates are approved for marketing, including product manufacturing, marketing, sales, and distribution costs;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	the cost of having our product candidates manufactured for clinical trials in preparation for regulatory approval and in preparation for commercialization;
●	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our product candidates;
●	our ability to establish and maintain strategic collaborations, licensing, or other arrangements and the financial terms of such agreements;
●	the cost and timing of establishing sales, marketing, and distribution capabilities;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio;
●	the efforts and activities of competitors and potential competitors;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or invest in businesses, products, and technologies.

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

Our consolidated financial statements as of March 31, 2023 were prepared under the assumption that we will continue as a going concern. As of March 31, 2023, we had unrestricted cash and cash equivalents of $13.1 million. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.  Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 1, 2023 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2023.

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

We have incurred net losses each year since our inception, including net losses of $2.3 million for the three months ended March 31, 2023, and net losses of $10.5 million for the year ended December 31, 2022 and $9.9 million for the year ended December 31, 2021. As of March 31, 2023, we had an accumulated deficit of $251.0 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly biotechnology companies. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

We anticipate that we will continue to incur substantial losses for the foreseeable future and may never achieve or maintain profitability.

We expect to continue to incur significant expenses and increasing net losses. To become and remain profitable, we must succeed in identifying, developing and commercializing our product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our current and future product candidates, developing additional product candidates, obtaining regulatory approval for these product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the initial stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, and other third party funding alternatives including license and collaboration agreements. To raise additional capital or pursue strategic transactions, we may in the future sell additional shares of our common stock, or other securities convertible into or exchangeable for our common stock, which will dilute the ownership interest of our current stockholders, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our current stockholders. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us or that may reduce the value of our common stock. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts for any product candidates that we develop or acquire or to cease operations entirely.

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or the FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017, or the Tax Act, or Section 174 of the Internal Revenue Code, or the Code, will no longer permit an immediate deduction for R&D expenditures in the tax year that such costs are incurred. For expenses that are incurred for R&D in the U.S., such amounts will be amortized over five years (this is currently approximately 90% of the Company’s relevant spend), and expenses that are incurred for R&D expenditures outside the U.S. will be amortized over 15 years.

Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Congress is also considering and may enact further tax law changes in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, state tax legislation or administration guidance conforming to or decoupling from particular provisions of the Tax Act, the FFCR Act and the CARES Act could affect our business or financial condition.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of March 31, 2023, we have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

Risks Related to the Development, Regulatory Approval, and Commercialization of Our Product Candidates

Clinical trials for future product candidates may experience delays or may not be able to commence.

Before we can obtain regulatory approval for the sale of any of our product candidates, we must complete the clinical studies that are required. We previously experienced delays in our clinical development of the Neuro-Spinal Scaffold implant, and we cannot be certain that we will not experience future delays in or not successfully complete the clinical development of other product candidates. Future clinical studies and clinical development may take longer than anticipated because of any number of factors, including potential delays in the enrollment of subjects in the study, the availability of scaffold implants or other investigational products to supply to our clinical sites, failure to demonstrate clinical success, the lack of adequate funding to continue any clinical trials, or unforeseen safety issues. Further, enrolling patients into any clinical trial will continue to require the approval of the institutional review boards, or IRBs, at each clinical site.

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

The results of preclinical studies and early clinical trials do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect, the trials may not produce results to support regulatory approval. Preliminary results may not be confirmed upon full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical development may fail to show safety and probable benefit sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to obtain regulatory approval in the United States or elsewhere. It is also possible that patients enrolled in clinical trials will experience adverse events or unpleasant side effects that are not currently part of the product candidate’s profile. Because of the uncertainties associated with clinical development and regulatory approval, we cannot determine if or when we will have an approved product ready for commercialization or achieve sales or profits.

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

The development, manufacture, and marketing of our products are subject to government regulation in the United States and other countries. In the United States and most foreign countries, we must complete rigorous preclinical testing and extensive human clinical trials that demonstrate the safety and effectiveness of a product in order to apply for regulatory approval to market the product. If the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications may not be approved, which could limit our potential revenues. Foreign regulatory authorities may apply similar or additional limitations or may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our products, the FDA and foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our product candidates are not approved, our ability to generate revenues will be limited and our business will be adversely affected.

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

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of our products will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies, and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, both within and outside of our control. Payers may view new products or products that have only recently been launched or with limited clinical data available, as investigational, unproven, or experimental, and on that basis may deny coverage of procedures involving the use of our products. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business.

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

The FDA audits compliance with the QSR and other similar regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in any of the following enforcement actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;

●	unanticipated expenditures to address or defend such actions;

●	customer notifications or repair, replacement, refunds, recall, detention, or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying our requests for premarket approval of new products or modified products;

●	withdrawing regulatory approvals that have already been granted;

●	refusal to grant export approval for our products; or

●	criminal prosecution.

Any of these sanctions could have a material adverse effect on our reputation, business, results of operations, and financial condition.

Our products and operations are subject to extensive governmental regulation both in the United States and abroad, and our failure to comply with applicable requirements could cause our business to suffer.

We are subject to extensive regulation by the FDA and various other federal, state, and foreign governmental authorities. Government regulation of medical devices and biologic products is meant to assure their safety and effectiveness, and includes regulation of, among other things:

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

If we are able to develop and gain approval for any product, it may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

If our products are approved for commercialization, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. For example, in the case of the FDA, the decision to require a recall must be based on an FDA finding that there is reasonable probability that a medical device would cause serious injury or death. A government-mandated or voluntary recall by us or one of our partners could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls of any of our commercialized products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations, and financial condition, which could impair our ability to manufacture our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

Risks Related to Our Intellectual Property

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

We will have exposure to claims for product liability. Product liability coverage for the healthcare industry is expensive and sometimes difficult to obtain. We may not be able to maintain such insurance on acceptable terms or be able to secure increased coverage if the commercialization of our products progresses, nor can we be sure that existing or future claims against us will be covered by our product liability insurance. Moreover, the existing coverage of our insurance policy or any rights of indemnification and contribution that we may have may not be sufficient to offset existing or future claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim would be time-

consuming and expensive, may damage our reputation in the marketplace, and would likely divert our management’s attention.

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

Some state laws require companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require product manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

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

3.10

Certificate of Amendment to Articles of Incorporation of InVivo Therapeutics Holdings Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC September 13, 2022).

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: May 12 2022	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: May 12, 2022	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer