Form 10-Q
period 2023-09-30
INVIVO THERAPEUTICS HOLDINGS CORP.
filed 2023-11-08
CIK 1292519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission File Number: 001-37350

InVivo Therapeutics Holdings Corp.

(Exact name of registrant as specified in its charter)

Nevada	36-4528166
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

InVivo Therapeutics, 1500 District Avenue
Burlington, MA 01803	01803
(Address of principal executive offices)	(Zip code)

(617) 863-5500

(Registrant’s telephone number, including area code)

One Kendall Square, Suite B14402

Cambridge, MA 02139

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

As of November 3, 2023 3,105,446 shares of the registrant’s Common Stock, $0.00001 par value, were issued and outstanding.

INVIVO THERAPEUTICS HOLDINGS CORP.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2023

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

●	We have been wholly dependent on the success of one product candidate, the Neuro-Spinal Scaffold implant, an investigational bioresorbable polymer scaffold that is designed for implantation at the site of injury within a spinal cord, and a program for which we recently announced negative topline data due to the INSPIRE 2.0 Study not achieving its primary endpoints. We have stopped all further development activities of the Neuro-Spinal Scaffold other than continued assessment of subjects in accordance with the clinical trial protocol, and are currently exploring a range of strategic alternatives, which may include a potential merger or sale of our company, in-license of technologies from third parties or sale or divestiture of some of our assets or proprietary technologies, among other potential alternatives. There can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value.
●	If we decide to seek protection under the bankruptcy laws, and if we decide to wind down the company under the bankruptcy laws or otherwise, risks and uncertainties associated with a potential bankruptcy proceeding and a wind-down may lead to adverse effects on recoveries for our stakeholders.
●	If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, engage in one or more potential transactions, or cease our operations entirely.
●	There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail or cease our operations.
●	We anticipate that we will continue to incur substantial losses for the foreseeable future and may never achieve or maintain profitability.
●	If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products will be adversely impacted.
●	We will depend upon strategic relationships to develop and manufacture our products. If these relationships are not successful, we may not be able to capitalize on the market potential of these products.
●	Our success depends on our ability to retain our management and other key personnel.
●	We may face, and in the past have faced, lawsuits, which could divert management’s attention and harm our business.
●	The price of our common stock has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

InVivo Therapeutics Holdings Corp.

Consolidated Balance Sheets

(In thousands, except share and per-share data)

(Unaudited)

	As of
	September 30,	December 31,
	2023	2022
ASSETS:
Current assets:
Cash and cash equivalents	$8,581	$16,351
Prepaid expenses	623	97
Prepaid clinical trial expenses	321	1,153
Total current assets	9,525	17,601
Property, equipment and leasehold improvements, net	9	227
Restricted cash - non-current	50	150
Operating lease right-of-use assets	—	844
Total assets	$9,584	$18,822
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$123	$617
Operating lease liabilities	—	396
Accrued expenses	543	1,407
Total current liabilities	666	2,420
Other liabilities	—	103
Operating lease liabilities - non-current	—	553
Total liabilities	666	3,076
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value, authorized 1,000,000 at September 30, 2023 and December 31, 2022. No Preferred Stock issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, authorized 250,000,000 at September 30, 2023 and December 31, 2022. 3,105,446 and 2,429,446 shares issued and outstanding	3	3
Additional paid-in capital	264,500	264,362
Accumulated deficit	(255,585)	(248,619)
Total stockholders’ equity	8,918	15,746
Total liabilities and stockholders’ equity	$9,584	$18,822

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$703	$1,168	$2,799	$3,948
General and administrative	2,125	1,632	4,602	4,247
Total operating expenses	2,828	2,800	7,401	8,195
Operating loss	(2,828)	(2,800)	(7,401)	(8,195)
Other income:
Interest income	130	45	434	57
Other income	1	—	1	9
Interest and other income, net	131	45	435	66
Net loss	$(2,697)	$(2,755)	$(6,966)	$(8,129)
Net loss per share, basic and diluted	$(0.87)	$(1.98)	$(2.33)	$(5.88)
Weighted average number of common shares outstanding, basic and diluted	3,105,956	1,391,481	2,983,916	1,382,118

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per-share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	2,429,446	$3	$264,362	$(248,619)	$15,746
Share-based compensation expense	—	—	62	—	62
Issuance of common stock upon exercise of warrants	676,000	—	—	—	—
Net loss	—	—	—	(2,332)	(2,332)
Balance as of March 31, 2023	3,105,446	$3	$264,424	$(250,951)	$13,476
Share-based compensation expense	—	—	38	—	38
Net loss	—	—	—	(1,937)	(1,937)
Balance as of June 30, 2023	3,105,446	$3	$264,462	$(252,888)	$11,577
Share-based compensation expense	—	—	38	—	38
Net loss	—	—	—	(2,697)	(2,697)
Balance as of September 30, 2023	3,105,446	$3	$264,500	$(255,585)	$8,918

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	1,370,595	$3	$256,241	$(238,129)	$18,115
Share-based compensation expense	—	—	56	—	56
Net loss	—	—	—	(2,655)	(2,655)
Balance as of March 31, 2022	1,370,595	$3	$256,297	$(240,784)	$15,516
Share-based compensation expense	—	—	17	—	17
Forfeiture of restricted stock	(54)	—	—	—	—
Fractional shares issued due to 1 for 25 reverse stock split	20,619	—	—	—	—
Net loss	—	—	—	(2,719)	(2,719)
Balance as of June 30, 2022	1,391,160	$3	$256,314	$(243,503)	$12,814
Share-based compensation expense	—	—	37	—	37
Net loss	—	—	—	(2,755)	(2,755)
Balance as of September 30, 2022	1,391,160	$3	$256,351	$(246,258)	$10,096

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,966)	$(8,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	40
Amortization of operating lease right-of-use assets	269	287
Non-cash portion of the loss on lease termination	(114)	—
Loss on sale of property and equipment	116	—
Share-based compensation expense	138	110
Changes in operating assets and liabilities:
Prepaid expenses	(526)	(851)
Prepaid clinical trial expenses	832	647
Accounts payable	(494)	259
Operating lease liability	(260)	(267)
Accrued expenses and other liabilities	(965)	(387)
Net cash used in operating activities	(7,937)	(8,291)
Cash flows from investing activities:
Purchases of property and equipment	(28)	(143)
Proceeds from sale of property and equipment	95	—
Net cash provided by / (used in) investing activities	67	(143)
Decrease in cash and cash equivalents and restricted cash	(7,870)	(8,434)
Cash, cash equivalents and restricted cash at beginning of period	16,501	19,181
Cash, cash equivalents and restricted cash at end of period	$8,631	$10,747
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses	$—	$52

See notes to the unaudited consolidated financial statements.

InVivo Therapeutics Holdings Corp.

Notes to Consolidated Financial Statements for the Quarter Ended September 30, 2023 (Unaudited)

1.	NATURE OF OPERATIONS AND GOING CONCERN, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

In light of the Company’s decision to stop future development of the Neuro-Spinal Scaffold, and based on a review of the status of our internal programs, resources and capabilities, the Company is exploring a wide range of strategic alternatives that may include a potential merger or sale of the Company, in-license of technologies from third parties or sale or divestiture of some of our assets or proprietary technologies. If the Company is unable to successfully conclude a strategic transaction outside of a dissolution, liquidation, or bankruptcy proceeding, it may decide to dissolve and liquidate its assets under the bankruptcy laws or otherwise. If the Company decides to dissolve and liquidate its assets under the bankruptcy laws or otherwise, it is unclear to what extent it will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Going Concern

The Company’s consolidated financial statements as of September 30, 2023 were prepared under the assumption that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as of September 30, 2023, substantial doubt exists about the Company’s ability to continue as a going concern. Since its inception, the Company has suffered recurring losses and negative cash flows from operations and will need additional funding to continue as a going concern. As of September 30, 2023, the Company had unrestricted cash and cash equivalents of $8.6 million, working capital of $8.9 million and the Company has recorded a net loss of $7.0 million during the nine months ended September 30, 2023. The Company will require additional liquidity to continue operations beyond the next 6 months.

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

The Company’s consolidated financial statements as of September 30, 2023, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. If the Company is unable to raise additional capital and is therefore unable to continue as a going concern, it may seek protection under the bankruptcy laws and potentially have to liquidate its assets and may receive less than the value at which those assets are carried on its consolidated financial statements, and it is likely that investors will lose all or part of their investment.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2023. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2023 and its results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

Cash and cash equivalents consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Cash	$57	$55
Money market funds	8,524	16,296
Total cash and cash equivalents	$8,581	$16,351

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows.

	September 30,	December 31,
(In thousands)	2023	2022
Cash and cash equivalents	$8,581	$16,351
Restricted cash included in other non-current assets (Note 3)	50	150
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$8,631	$16,501

3.	RESTRICTED CASH

Restricted cash as of September 30, 2023 and December 31, 2022 was $50 thousand and $150 thousand, respectively. Restricted cash as of September 30, 2023 relates to a $50 thousand security deposit related to the Company’s credit card account. Restricted cash as of December 31, 2022 included a $50 thousand security deposit related to the Company’s credit card account and a $100 thousand standby letter of credit in favor of a landlord (see Note 5).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of September 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$8,524	$—	$—	$8,524

	As of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents	$16,296	$—	$—	$16,296

During the three and nine months ended September 30, 2023 and 2022, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

The Company believes the carrying amounts of its prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company previously leased 5,104 square feet of space in Cambridge, Massachusetts, which was used primarily for corporate, manufacturing, and research and development functions (the “Cambridge Lease”). The Cambridge Lease commenced in June 2021, was amended in November 2021, and was scheduled to expire on December 31, 2024. In August 2023, the Company entered into a Lease Termination and Settlement Agreement with respect to the Cambridge Lease (the “Cambridge Lease Termination Agreement”), pursuant to which the Cambridge Lease was terminated effective as of September 1, 2023. All activities taking place within the premises subject to the Cambridge Lease ceased as of September 1, 2023. Pursuant to the Cambridge Lease Termination Agreement, the Company paid a lease termination fee of $579 thousand and authorized the landlord to draw down and retain the full amount of the $100 thousand letter of credit entered into in connection with the Cambridge Lease. In addition, the Company eliminated the remaining lease liability, net of the remaining right of use asset following termination of the Cambridge Lease resulting in $114 thousand offset to the $679 thousand in termination payments which resulted in a total loss of $565 thousand. The loss on lease termination is included in general and administrative expenses for the nine months ended September 30, 2023. Under the Cambridge Lease, the Company was required to pay its proportionate share of certain operating costs and property taxes applicable to the leased premises in excess of new base year amounts. These costs were considered to be variable lease payments and were not included in the determination of the lease’s right-of-use asset or lease liability.

The Company had identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cambridge Lease did not provide an implicit rate, the Company had estimated the incremental borrowing rate in calculating the present value of the lease payments.
●	Since the Company had elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration had been allocated to the combined lease component.
●	The expected lease terms included noncancelable lease periods.

The elements of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (In thousands)	2023	2022	2023	2022
Operating lease cost	$75	$113	$301	$339
Short-term lease cost	1	2	11	3
Variable lease cost	29	35	118	133
Total lease cost	$105	$150	$430	$475

Other information (In thousands)
Gain on lease termination	$(114)	$—	$(114)	$—
Lease termination costs	679	—	679	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from short term leases	$1	$2	$11	$3
Operating cash flows from operating leases	73	106	291	300
Total cash paid for leases	$74	$108	$302	$303
Weighted-average remaining lease term - operating leases	—	2.25 Years	—	2.25 Years
Weighted-average discount rate - operating leases	—	6.0%	—	6.0%

As of September 30, 2023, there are no payments due under the Cambridge Lease. As of December 31, 2022, right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

Leases (In thousands)	Classification	December 31, 2022
Assets
Lease asset, net	Operating	$844
Total lease assets		$844

Liabilities
Current	Operating	$396
Non-current	Operating	553
Total lease liabilities		$949

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

In March 2023, the Company announced that its INSPIRE 2.0 Study for the Neuro-Spinal Scaffold had failed to meet its primary endpoint and the Company deemed this to be an event to test for impairment, pertaining to the Company’s single asset group. The Company performed an impairment analysis during the quarter ended June 30, 2023, and concluded that none of its long-lived assets were impaired.

Clinical Trial Commitments

The Company had engaged and executed contracts with contract research organizations (“CROs”) to assist with the administration of its INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of September 30, 2023, approximately $2.9 million is expected to be paid on these contracts.

6.        FIXED ASSETS

Property, equipment, and leasehold improvements, net consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Computer hardware	$15	$67
Computer software	—	7
Leasehold improvements	—	66
Research and lab equipment	—	723
Property and equipment	15	863
Less accumulated depreciation	(6)	(636)
Property and equipment, net	$9	$227

Depreciation expense for the three and nine months ended September 30, 2023 was $4 thousand and $33 thousand, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $14 thousand and $40 thousand, respectively. Maintenance and repairs are charged to expense as incurred and any additions or improvements are capitalized. In connection with termination of the Cambridge Lease (see Note 5), the Company sold some of its Research and lab equipment, wrote off all of its computer software, leasehold improvements, and office equipment and wrote off the remaining research and lab equipment balances and recorded a loss of $116 thousand.

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Compensation	$121	$852
Clinical	312	385
Legal	57	—
Other accrued expenses	53	170
Total accrued expenses	$543	$1,407

8.	EMPLOYEE BENEFIT PLAN

In November 2006, the Company adopted a 401(k) plan (the “401k Plan”) covering all employees. Employees must be 21 years of age in order to participate in the 401k Plan. Under the 401k Plan, the Company has the option to make matching contributions. During the three and nine months ended September 30, 2023 the Company contributed $10 thousand and $62 thousand, respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet. During the three and nine months ended September 30, 2022, the Company contributed $20 thousand and $62 thousand, respectively, in cash as a matching contribution to employee 401(k) accounts which is included in the accrued expenses balances on the balance sheet.

9.	STOCKHOLDERS EQUITY

Preferred Stock

As of September 30, 2023, the Company has 1,000,000 authorized shares of undesignated preferred stock, $0.00001 par value per share, the rights, preferences and privileges of which may be designated from time to time by our board of directors. No shares of preferred stock have been issued or are outstanding.

Common Stock

The Company has authorized 250,000,000 shares of common stock, $0.00001 par value per share, as of September 30, 2023 and December 31, 2022, respectively, of which 3,105,446 and 2,429,446, shares were issued and outstanding as of September 30, 2023 and December 31, 2022 respectively.

In October 2022, the Company closed a registered offering of shares of its common stock and pre-funded warrants to purchase common stock (the “October 2022 Registered Direct Offering”) and a concurrent private placement of pre-funded warrants and preferred investment options (the “October 2022 Private Placement”), with an institutional investor (together, the “October 2022 Financing”). In the October 2022 Registered Direct Offering, the Company issued (i) an aggregate of 154,000 common shares (“Shares”); and (ii) 369,810 pre-funded warrants (the “October 2022 Pre-Funded Warrants”). In the concurrent October 2022 Private Placement, the Company issued additional October 2022 Pre-Funded Warrants to purchase an aggregate of 1,190,476 shares of its common stock, and (ii) Preferred Investment Options to purchase an aggregate of 1,714,286 shares of its common stock (the “October 2022 Preferred Investment Options”). The purchase price of each Share and associated October 2022 Preferred Investment Option sold in the October 2022 Registered Direct Offering was $5.25 and the purchase price of each October 2022 Pre-Funded Warrant and associated October 2022 Preferred Investment Option sold in each of the October 2022 Registered Direct Offering and October 2022 Private Placement was $5.2499. In connection with the October 2022 Financing, the Company issued to designees of H.C. Wainwright & Co., LLC (“Wainwright”), the placement agent for the October 2022 Financing, Preferred Investment Options to purchase an aggregate of 111,429 shares of its common stock (the “October 2022 Placement Agent Warrants”). The net proceeds to the Company after deducting Wainwright's placement agent fees and other offering expenses payable by the Company, were approximately $8.0 million. The Company assessed whether the October 2022 Pre-Funded Warrants, October 2022 Placement Agent Warrants and the October 2022 Preferred Investment Options required accounting as derivatives and determined that they were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging. As such, the Company concluded that the October 2022 Pre-Funded Warrants, October 2022 Placement Agent Warrants and the October 2022 Preferred Investment Options meet the scope exception for determining whether the instruments require accounting as derivatives and accordingly are classified in stockholders’ equity. The fair value of the October 2022 Placement Agent Warrants was estimated at $0.3 million using a Black-Scholes model with the following assumptions: expected volatility of 129.96%, risk free interest rate of 4.14%, expected life of five years and no dividends. The fair value of the October 2022 Preferred Investment Options was estimated at $4.9 million using a Black-Scholes model with the following assumptions: expected volatility of 128.87%, risk free interest rate of 4.12%, expected life of five and a half years and no dividends. The October 2022 Pre-Funded Warrants had an intrinsic value of approximately $8.2 million. During the three months ended September 30, 2023, the Company did not issue any shares of common stock upon the exercise of the October 2022 Pre-Funded Warrants. During the nine months ended September 30, 2023, the Company issued an aggregate of 676,000 shares of common stock upon the exercise of the October 2022 Pre-Funded Warrants for an immaterial amount, as they were substantially pre-funded.

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

During the three and nine months ended September 30, 2023 and 2022, there was no exercise activity related to any warrants that were issued in 2018, 2019 and 2020.

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

As of September 30, 2023, the total number of shares available for issuance under the 2015 Plan was 795,943 shares.

Options issued under the 2010 Plan, and 2015 Plan (collectively, the “Plans”) are exercisable for up to 10 years from the date of issuance.

Stock-based compensation

The following table summarizes stock-based compensation expense by financial statement line item in the Company’s condensed consolidated statements of operation for each of the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Research and development	$—	$1	$1	$(9)
General and administrative	38	36	137	119
Total	$38	$37	$138	$110

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

The Company granted 1,300 options during the nine months ended September 30, 2023 all of which were forfeited in the first quarter of the current fiscal year.

Stock options

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term in Years	Value
Outstanding at December 31, 2022	136,568	$36.46	9.72	$—
Granted	1,300	$2.30
Cancelled/Forfeited	(8,546)	$137.97
Outstanding as of September 30, 2023	129,322	$29.40	8.96	$—
Vested and Exercisable as of September 30, 2023	13,122	$267.65	7.43	$—
Vested and expected to vest as of September 30, 2023	129,322	$29.40	8.96	$—

The total fair value of options that vested in the nine months ended September 30, 2023 and 2022, was $118 thousand and $239 thousand, respectively. No options vested in each of the three months ended September 30, 2023 and 2022. During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $38 thousand and $138 thousand, respectively, related to stock options. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $31 thousand and $108 thousand, respectively, related to stock options. As of September 30, 2023, total unrecognized compensation expense related to non-vested share-based option compensation arrangements amounted to $125 thousand and is estimated to be recognized over a period of 1.03 years.

11.     WARRANTS

The following table presents information about warrants to purchase common stock issued and outstanding as of September 30, 2023:

			Number of	Exercise Price as of
Year Issued	Defined Name	Classification	Warrants	September 30, 2023	Date of Expiration
2019	2019 Placement Agent Warrants	Equity	610	$112.50	11/21/2024
2020	March 2020 Series A Warrants	Equity	72,738	$68.75	3/10/2025
2020	Amended March 2020 Series A Warrants	Equity	29,091	$5.05	4/11/2028
2020	March 2020 Placement Agent Warrants	Equity	6,620	$85.9400	3/5/2025
2020	March 2020 Series B Warrants	Equity	510	$0.00025	Until Fully Exercised
2020	April 2020 Series C Warrants	Equity	48,163	$40.50	10/17/2025
2020	Amended April 2020 Series C Warrants	Equity	19,048	$5.05	4/11/2028
2020	April 2020 Placement Agent Warrants	Equity	4,461	$54.6900	4/15/2025
2020	October 2020 Placement Agent Warrants	Equity	48,264	$25.00	10/22/2025
2020	October 2020 Series A Warrants	Equity	293,174	$20.00	10/27/2025
2020	Amended October 2020 Series A Warrants	Equity	32,000	$5.05	4/11/2028
2022	October 2022 Preferred Investment Options	Equity	1,714,286	$5.05	4/11/2028
2022	October 2022 Placement Agent Warrants	Equity	111,429	$6.56	10/7/2027

Total			2,380,394
Weighted average exercise price				$10.37
Weighted average life in years					4.00

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

For the nine months ended September 30, 2023 and 2022 the following potentially dilutive securities were not included in the computation of net loss per share because the effect would be anti-dilutive:

	September 30,
	2023	2022
Warrants	2,380,394	563,162
Stock options	129,322	13,369
Total potentially dilutive securities	2,509,716	576,531

13. INCOME TAXES

The Company did not record a federal or state income tax provision or benefit for each of the three and nine months ended September 30, 2023 and 2022 due to the expected loss before income taxes to be incurred for the years ended December 31, 2023 and 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

Overview

We are a research and clinical-stage biomaterials and biotechnology company with a focus on treatment of spinal cord injuries. In March 2023, we announced that our INSPIRE 2.0 Study of our Neuro-Spinal Scaffold had failed to meet its primary endpoint. We are currently undertaking activities to wind-down the INSPIRE 1.0 and the INSPIRE 2.0 Studies, in accordance with an Investigational Device Exemption (IDE) amendment approved by the FDA in August 2023. We have stopped other activities related to the development of the Neuro-Spinal Scaffold and do not plan future development of the Neuro-Spinal Scaffold. We are currently exploring a range of strategic alternatives that may include a potential merger or sale of the Company, in-license of technologies from third parties or sale or divestiture of some of our assets or proprietary technologies, among other potential alternatives. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully conclude a strategic transaction outside of a dissolution, liquidation, or bankruptcy proceeding, we may decide to dissolve and liquidate our assets under the bankruptcy laws or otherwise. If we decide to dissolve and liquidate our assets under the bankruptcy laws or otherwise, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the three months ended September 30, 2023 were $0.7 million, a decrease of $0.5 million compared to the three months ended September 30, 2022. The decrease in research and development expenses for the three months ended September 30, 2023 is attributable to a $0.3 million decrease in compensation related expenses as result of cost cutting measures taken in the manufacturing and quality areas in response to the negative topline data from the INSPIRE 2.0 Study, a $0.1 million decrease in consulting costs and a $0.1 million decrease in other net immaterial accounts. These decreases reflect the cost cutting measures taken in the manufacturing and quality areas in response to the negative topline data from the INSPIRE 2.0 Study.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the three months ended September 30, 2023 were $2.1 million, an increase of $0.5 million compared to the three months ended September 30, 2022. The increase in general and administrative expenses can be attributed primarily to lease termination costs of $0.7 million offset by a $0.1 million gain on termination of the Cambridge lease and a $0.1 million decrease in other net immaterial accounts.

Other Income and Expense, net

Other income for the three months ended September 30, 2023, was comprised of interest income of $0.1 million. Other income for the three months ended September 30, 2022 was immaterial.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Research and Development Expenses

Research and development expenses consisted primarily of expenses related to contract research organizations and clinical sites, professional services, and payroll. Research and development expenses for the nine months ended September 30, 2023 were $2.8 million, a decrease of $1.1 million compared to the nine months ended September 30, 2022. The decrease in research and development expenses for the nine months ended September 30, 2023 is mainly attributable to a $0.7 million decrease in compensation related expense as result of cost cutting measures taken in the manufacturing and quality areas in response to the negative topline data from the INSPIRE 2.0 Study, and a $0.4 million decrease in clinical trial costs as the INSPIRE 2.0 Study reached full enrollment in the prior year.

General and Administrative Expenses

General and administrative expenses consisted primarily of payroll, rent, and professional services. General and administrative expenses for the nine months ended September 30, 2023 were $4.6 million, an increase of $0.4 million compared to the nine months ended September 30, 2022. The increase in general and administrative expenses can be attributed primarily to lease termination costs of $0.7 million offset by a $0.1 million gain on termination of the Cambridge lease and a $0.1 million decrease in other net immaterial accounts.

Other Income and Expense

Other income for the nine months ended September 30, 2023, was comprised of interest income of $0.4 million. Other income for the nine months ended September 30, 2022 was immaterial.

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

As of September 30, 2023, we had approximately $8.9 million in working capital, our accumulated deficit was $255.6 million, we had total assets of $9.6 million, total liabilities of $0.7 million, and total stockholders’ equity of $8.9 million. During the nine months ended September 30, 2023, we recorded a net loss of $7.0 million.

In light of our decision to stop future development of the Neuro-Spinal Scaffold, and based on a review of the status of our internal programs, resources and capabilities, we are exploring a wide range of strategic alternatives that may include a potential merger or sale of the Company, in-license of technologies from third parties or the sale or divestiture of some of our assets or proprietary technologies. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully conclude a strategic transaction outside of a dissolution, liquidation, or bankruptcy proceeding, we may decide to dissolve and liquidate our assets under the bankruptcy laws or otherwise. If we decide to dissolve and liquidate our assets under the bankruptcy laws or otherwise, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

Our consolidated financial statements as of September 30, 2023 were prepared under the assumption that we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt exists about our ability to continue as a going concern exists and we will require additional liquidity to continue operations beyond the next 6 months.

Our consolidated financial statements as of September 30, 2023, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we are unable to continue as a going concern, we may have to seek protection under bankruptcy laws and potentially have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment.

Cashflows

Net cash used in operating activities for the nine months ended September 30, 2023, consisted of net loss of $7.0 million, non-cash items of $0.4 million and cash used by working capital of $1.4 million. Adjustments for non-cash items consisted primarily of $0.3 million in amortization of operating lease right-of-use assets, $0.1 million in loss on sale of fixed assets, $0.1 million in stock-based compensation expense, and a $0.1 million gain on lease termination. The change in cash from working capital included a $1.0 million decrease in accrued expenses, a $0.8 million decrease in prepaid clinical trial expenses, a $0.5 million decrease in accounts payable and a $0.3 million decrease in the operating lease liability. These decreases were offset by a $0.5 million increase in prepaid expenses.

Net cash used in operating activities for the nine months ended September 30, 2022, consisted of net loss of $8.1 million, non-cash items of $0.4 million and cash used by working capital of $0.6 million. Adjustments for non-cash items consisted primarily of $0.3 million in amortization of operating lease right-of-use assets and $0.1 million in stock-based compensation expense. The change in cash from working capital included a $0.9 million increase in prepaid expenses and other assets and a $0.3 million increase in accounts payable. These increases were offset by a $0.6 million decrease in prepaid clinical trial expenses, a $0.4 million decrease in accrued expenses and a $0.3 million decrease in the operating lease liability.

Net cash provided by investing activities for the nine months ended September 30, 2023 was immaterial. Net cash used in investing activities for the nine months ended September 30, 2022 was $82 thousand related to the purchase of manufacturing and lab equipment.

The Company did not generate or use cash in financing activities during either of the nine months ended September 30, 2023 and 2022.

Inflation and Changing Prices

We do not believe that inflation has had, or will have, a material impact on our operating costs and earnings.

Material Cash Requirements from Contractual Obligations

Leases

We previously leased 5,104 square feet of space in Cambridge, Massachusetts, which was used primarily for corporate, manufacturing, and research and development functions (the “Cambridge Lease”). The Cambridge Lease commenced in June 2021, was amended in November 2021, and was scheduled to expire on December 31, 2024. In August 2023, we entered into a Lease Termination and Settlement Agreement with respect to the Cambridge Lease (the “Cambridge Lease Termination Agreement”), pursuant to which the Cambridge Lease was terminated effective as of September 1, 2023. All activities taking place within the premises subject to the Cambridge Lease ceased as of September 1, 2023. As of September 30, 2023, there are no payments due under the Cambridge Lease.

Clinical Trial Commitments

We have engaged and executed contracts with contract research organizations to assist with the administration of our ongoing INSPIRE 1.0 and INSPIRE 2.0 clinical trials. As of September 30, 2023, approximately $2.9 million remained to be paid on these contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2023, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2023, we announced that topline results from our INSPIRE 2.0 Study did not meet the study’s primary endpoint. We are continuing to conduct a full assessment of the study data and subjects in the INSPIRE 2.0 Study continue to be assessed in accordance with the clinical trial protocol. However, we have stopped other activities related to the development of the Neuro-Spinal Scaffold and do not plan future development of the Neuro-Spinal Scaffold. We are currently exploring a range of strategic alternatives. These strategic alternatives may include a potential merger or sale of the Company, in-license of technologies from third parties or the sale or divestiture of some of our assets or proprietary technologies, among other potential alternatives. We do not have a defined timeline for the exploration and evaluation of strategic options and cannot confirm that the process will result in any strategic option being announced or consummated. We cannot provide any commitment regarding when or if this strategic evaluation process will result in any type of transaction, and there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. If the Company is unable to successfully conclude a strategic transaction outside of a dissolution, liquidation, or bankruptcy proceeding, it may decide to dissolve and liquidate its assets under the bankruptcy laws or otherwise. If the Company decides to dissolve and liquidate its assets under the bankruptcy laws or otherwise, it is unclear to what extent it will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders. If we determine to engage in a transaction as a result of our exploration and evaluation of strategic options, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy. We do not intend to discuss or disclose further developments during this process unless and until our board of directors has approved a specific action or we otherwise determined that further disclosure is appropriate. Pending the results of our exploration and evaluation of strategic options, our current operating plan provides for stopping all activities related to the Neuro-Spinal Implant program and focusing on activities necessary to explore and evaluate strategic options.

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

If we are unable to raise additional capital, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties, in-license of technologies from third parties or the, sale or divestiture of some of our assets or proprietary technologies, or we may be forced to cease our operation entirely. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. If we are unable to raise capital when needed or on attractive terms, or should we engage in one or more potential strategic transactions, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts or to cease operations entirely. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding these events, we are not able to accurately predict the impact of any potential changes in our existing business strategy.

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

Our consolidated financial statements as of September 30, 2023 were prepared under the assumption that we will continue as a going concern. As of September 30, 2023, we had unrestricted cash and cash equivalents of $8.6 million. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 1, 2023 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2023.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities as a result of the substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

We have a limited operating history and have incurred significant losses since our inception.

We have incurred net losses each year since our inception, including net losses of $7.0 million for the nine months ended September 30, 2023, and net losses of $10.5 million for the year ended December 31, 2022 and $9.9 million for the year ended December 31, 2021. As of September 30, 2023, we had an accumulated deficit of $255.6 million. We have a limited operating history on which to base an evaluation of our business and investors should consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets, particularly biotechnology companies. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable. Moreover, we may allocate significant amounts of capital towards products and technologies for which market demand is lower than anticipated and, as a result, may not achieve expectations or may elect to abandon such efforts.

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

In addition, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383, respectively, of the Code. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carryforwards. We have completed several financings since our inception, which may have resulted in an ownership change as defined by Sections 382 and 383 of the Code, or could result in an ownership change in the future, but we have not completed an analysis of whether a limitation as noted above exists. As of September 30, 2023, we have not performed a Section 382 study yet, but we will complete an appropriate analysis before our tax attributes are utilized.

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

The government and regulatory authorities in the United States, the European Union, and other markets in which we could commercialize our product candidates may propose and adopt new legislation and regulatory requirements relating to the approval, Conformité Européenne or European Union marking, manufacturing, promotion, or reimbursement of medical device and biologic products. It is impossible to predict whether legislative changes will be enacted or applicable regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be. Such legislation or regulatory requirements, or the failure to comply with such, could adversely impact our operations and could have a material adverse effect on our business, financial condition, and results of operations.

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

3.8

Certificate of Change Pursuant to NRS 78.209 filed with Nevada Secretary of State, dated April 25, 2022 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 26, 2022.)

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

10.1+

Lease Termination Agreement, dated August 29, 2023, by and between InVivo Therapeutics Holding Corp. (through its wholly-owned subsidiary, InVivo Therapeutics Corporation) and ARE-MA Region No. 9, LLC.

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

INVIVO THERAPEUTICS HOLDINGS CORP.

Date: November 8, 2023	By:	/s/ Richard Toselli
	Name:	Richard Toselli
	Title:	Chief Executive Officer, Principal Executive Officer
Date: November 8, 2023	By:	/s/ Richard Christopher
	Name:	Richard Christopher
	Title:	Principal Financial Officer, Principal Accounting Officer, Treasurer